Form 10-Q
period 1996-10-31
DOVER DOWNS ENTERTAINMENT INC
filed 1996-12-05
CIK 1017673

Page 1 of 8

                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 1996

                                             OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number    1-11929

                      DOVER DOWNS ENTERTAINMENT, INC.
                   (Exact name of registrant as specified in its charter)

  DELAWARE                                             51-0357525
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  1131 North DuPont Highway, Dover, Delaware                19901
 (Address of principal executive offices)                (Zip Code)

                            (302) 674-4600
                    (Registrant's telephone number, including area code)


                                 (Former name of registrant)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes         No   X


         As of October 31, 1996, the number of shares of each class of the registrant's common stock outstanding is as follows:
             Common stock - 2,875,000 shares
             Class A common stock - 12,260,830 shares

FORM 10-Q                                                         Page 2 of 8

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A.   Basis of Preparation
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

  B.   Business Operations
       For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company's financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State's share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Operating expenses include the amounts collected by the State (i) for the State's share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and
(iii) for harness horse racing purses.

FORM 10-Q                                                       Page 3 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                                               Quarter Ended
                                                              October 31,
                                                           1996          1995


Revenues:
       Motorsports                                       $ 9,386       $ 8,479
       Gaming (including win) (1)                         16,818            66
                                                          26,204         8,545

Expenses:
   Operating                                              15,866         3,103
   Depreciation                                              459           299
   General and administrative                                750           399
                                                          17,075         3,801

Operating earnings                                         9,129         4,744

Interest expense                                              83            13

Earnings before income taxes                               9,046         4,731

Income taxes                                               3,759         1,922

Net earnings                                             $ 5,287       $ 2,809

Earnings per common share                                $   .36       $   .19


Weighted average common shares
   and common share equivalents
   outstanding (000)                                      14,810        14,511

Dividends paid per common share                            None          None




(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

FORM 10-Q                                                      Page 4 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands


                                                    October 31,  July 31,
                                                           1996          1996
ASSETS
Current assets:
  Cash and cash equivalents                              $13,964       $ 3,461
  Accounts receivable                                        573         1,023
  Due from State of Delaware                               3,959         1,573
  Inventories                                                343           380
  Prepaid expenses                                           618           647
  Deferred income taxes                                       31            59
    Total current assets                                  19,488         7,143

Property, plant and equipment, net                        41,585        36,466

    Total assets                                         $61,073       $43,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                  $   -         $ 3,500
  Accounts payable                                         1,313           823
  Purses due horsemen                                      4,287         2,254
  Accrued liabilities                                      1,399         2,119
  Income taxes payable                                     2,963         2,445
  Current portion of long-term debt                           22            22
  Deferred revenue                                         3,495         6,738
    Total current liabilities                             13,479        17,901

Long-term debt                                               766           774
Deferred income taxes                                        526           487

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized; issued
    and outstanding:  none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued
    and outstanding:  October - 2,875,000;
    July - none                                              287           -
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued
    and outstanding:  October - 12,260,830;
    July - 14,015,830                                      1,226         1,402
  Additional paid-in capital                              21,158         4,701
  Retained earnings                                       23,631        18,344
    Total shareholders' equity                            46,302        24,447
    Total liabilities and shareholders' equity           $61,073       $43,609

FORM 10-Q                                                         Page 5 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands





                                                            Quarter Ended
                                                             October 31,
                                                           1996       1995

Cash flows provided by operating activities:
  Net earnings                                           $ 5,287       $ 2,809
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                           459           299
      (Increase) decrease in assets:
        Accounts receivable                                  450           102
        Due from affiliate                                   -             362
        Due from State of Delaware                        (2,386)         -
        Inventories                                           37            (5)
        Prepaid expenses                                      29          (548)
      Increase (decrease) in liabilities:
        Accounts payable                                     490         1,645
        Purses due horsemen                                2,033          -
        Accrued liabilities                                 (720)       (1,672)
        Current and deferred income taxes                    585         1,007
        Deferred revenue                                  (3,243)       (2,684)
    Net cash provided by operating activities              3,021         1,315

Cash flows from investing activities:
  Sale of short-term investments                             -           3,300
  Capital expenditures                                    (5,578)       (4,109)
    Net cash used in investing activities                 (5,578)         (809)

Cash flows from financing activities:
  Short-term borrowings (repayments)                      (3,500)          500
  Proceeds (repayment) of long-term debt                      (8)          121
  Repayment to shareholder                                  -             (193)
  Net proceeds from initial public offering               16,547          -
  Proceeds of stock options exercised                         21          -
    Net cash provided by financing activities             13,060           428

Net increase in cash and cash equivalents                 10,503           934

Cash and cash equivalents, beginning of period             3,461            98
Cash and cash equivalents, end of period                 $13,964       $ 1,032

Supplemental information:

   Interest paid                                         $   116       $    16
   Income taxes paid                                     $ 3,174       $   916

FORM 10-Q                                                         Page 6 of 8

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended October 31, 1996 vs. Quarter Ended October 31, 1995

       Revenues increased by $17,659,000 to $26,204,000 primarily as a result of the introduction of video lottery (slot) machine operations during the second quarter of fiscal 1996. Motorsports revenues increased by $907,000 or 10.7%. Approximately $441,000 of the total motorsports revenue increase resulted from increased attendance and $291,000 from increased ticket prices. The remainder of the motorsports revenue increase of $175,000 related to sponsorship, concession and broadcast revenues. Harness horse racing revenues increased by $506,000 as a result of having 92 days of simulcast operations in the first quarter of fiscal 1997 as compared with 11 days in the first quarter of fiscal 1996.

       Operating expenses increased by $12,763,000 of which $11,239,000 was due to the introduction of video lottery (slot) machine operations. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems were $6,816,000 in the first quarter of fiscal 1997 and none in the first quarter of 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $1,941,000 in the first quarter of fiscal 1997 and none in the first quarter of fiscal 1996. Wages and benefits of newly hired employees for the video lottery (slot) machine operation were $1,046,000. Advertising, promotional and customer complimentary costs of $923,000 and costs associated with casino food and beverage sales of $171,000 were the other significant operating costs of the video lottery (slot) machine operations.

       For the harness horse racing and simulcasting operations, increased wages and benefits of newly hired people of $229,000 and increased simulcast costs of $266,000 accounted for the most significant operating cost increases.

       Motorsports operating expenses increased primarily due to a $245,000 increase in purse obligation expenses and related sanction fees and a $72,000 increase in advertising expenses.

       Depreciation increased by $160,000 or 53.5% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

       General and administrative expenses increased by $351,000 to $750,000 from $399,000 in the first quarter of 1996 primarily as a result of increased wages and benefits related to the video lottery operations.



FORM 10-Q                                                         Page 7 of 8

       The Company's effective income tax rates for the first quarter of fiscal 1997 and fiscal 1996 were 41.6% and 40.6%, respectively.

       Net earnings increased by $2,478,000 due to the video lottery
(slot) machine operations in the first quarter of fiscal 1997 that did not exist in the first quarter of fiscal 1996 and also due to higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1996 as compared with September 1995.

Liquidity and Capital Resources

       Cash flows from operations for the quarters ended October 31, 1996 and 1995 were $3,021,000 and $1,315,000, respectively. The significant increase in fiscal 1997 is primarily the result of higher net earnings.


       Capital expenditures for the quarter ended October 31, 1996 were $5,578,000 and related primarily to the expansion of the video lottery
(slot) facility. The Company expects to make additional capital expenditures of approximately $10,000,000 in fiscal 1997 primarily for additional permanent grandstand and skybox seating.

       The Company has a credit facility with three lines of credit aggregating $15,000,000 from PNC Bank to provide seasonal funding needs and to finance capital improvements and working capital requirements. Under the credit facility, the Company is not permitted to pay any dividends in excess of its net earnings for the preceding year.

       On October 3, 1996, the Company issued 1,075,000 shares of common stock at $17.00 per share. The Company used $3,500,000 of the proceeds to pay down the Company's revolving credit facility. Management expects to use the remaining proceeds from the public offering for capital expenditures and general corporate purposes.

       Management believes that the net proceeds of the public offering together with cash flows from operations and funds available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1997.



                                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       There are various claims and legal actions pending against the Company. In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.





FORM 10-Q                                                         Page 8 of 8

Item 2.  Changes in Securities

       Dover Downs Entertainment, Inc. sold 1,075,000 shares of common stock in an initial public offering at $17.00 per share. A Form S-1 Registration Statement, as amended, was filed with the Securities and Exchange Commission and became effective on October 3, 1996.

       Pursuant to the terms of the credit facility with PNC Bank, the Company is not permitted to declare or pay any dividends in excess of its net earnings for the preceding year.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule



                                         SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    December 4, 1996                   Dover Downs Entertainment, Inc.
                                                     (Registrant)


                                        /s/ Denis McGlynn
                                        Denis McGlynn
                                        President and Chief Executive Officer


                                        /s/ Timothy R. Horne
                                        Timothy R. Horne
                                        Vice President-Finance
                                        (Principal Financial and
                                        Accounting Officer)