Form 10-Q
period 1997-01-31
DOVER DOWNS ENTERTAINMENT INC
filed 1997-02-26
CIK 1017673

Page 1 of 9

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 31, 1997

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


                                                 Yes   X     No


         As of January 31, 1997, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 2,889,000 shares
          Class A common stock - 12,246,830 shares

FORM 10-Q                                                 Page 2 of 9

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

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

FORM 10-Q                                                 Page 3 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                    Quarter Ended    Six Months Ended
                                      January 31,       January 31,
                                    1997    1996      1997     1996


Revenues:
  Motorsports                     $    53  $    18   $ 9,439  $ 8,497
  Gaming (including win) (1)       18,157    4,673    34,975    4,739
                                   18,210    4,691    44,414   13,236

Expenses:
  Operating                        14,411    3,946    30,277    7,049
  Depreciation                        530      343       989      642
  General and administrative          656      526     1,406      925
                                   15,597    4,815    32,672    8,616

Operating earnings                  2,613     (124)   11,742    4,620

Interest (income) expense, net       (130)      74       (47)      87

Earnings before income taxes        2,743     (198)   11,789    4,533

Income taxes                        1,120      (14)    4,879    1,908

Net earnings                      $ 1,623  $  (184)  $ 6,910  $ 2,625

Earnings per common share         $   .10  $  (.01)  $   .46  $   .18


Weighted average common shares
  and common share equivalents
  outstanding (000)                                   15,181   14,511

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

FORM 10-Q                                                 Page 4 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                               January 31,  July 31,
                                                   1997       1996
ASSETS
Current assets:
  Cash and cash equivalents                      $11,378    $ 3,461
  Accounts receivable                              2,648      1,023
  Due from State of Delaware                       2,392      1,573
  Inventories                                        425        380
  Prepaid expenses                                   494        647
  Prepaid income taxes                               544       -
  Deferred income taxes                               62         59
    Total current assets                          17,943      7,143

Property, plant and equipment, net                43,509     36,466
    Total assets                                 $61,452    $43,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                          $   -      $ 3,500
  Accounts payable                                 1,028        823
  Purses due horsemen                              2,087      2,254
  Accrued liabilities                              2,001      2,119
  Income taxes payable                               -        2,445
  Current portion of long-term debt                   22         22
  Deferred revenue                                 7,237      6,738
  Dividend payable                                 1,211       -
    Total current liabilities                     13,586     17,901

Long-term debt                                       761        774
Deferred income taxes                                552        487

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized; issued
    and outstanding:  none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued
    and outstanding:  January - 2,889,000;
    July - none                                      289        -
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued
    and outstanding:  January - 12,246,830;
    July - 14,015,830                              1,224      1,402
  Additional paid-in capital                      20,997      4,701
  Retained earnings                               24,043     18,344
    Total shareholders' equity                    46,553     24,447
    Total liabilities and shareholders' equity   $61,452    $43,609

FORM 10-Q                                                 Page 5 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands





                                                  Six Months Ended
                                                     January 31,
                                                   1997       1996

Cash flows provided by operating activities:
  Net earnings                                   $ 6,910    $ 2,625
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                   989        642
      (Increase) decrease in assets:
        Accounts receivable                       (1,625)    (1,009)
        Due from affiliate                           -          362
        Due from State of Delaware                  (819)      (787)
        Inventories                                  (45)      (222)
        Prepaid expenses                             153       (483)
      Increase (decrease) in liabilities:
        Accounts payable                             205      1,795
        Purses due horsemen                         (167)      -
        Accrued liabilities                         (118)      (448)
        Current and deferred income taxes         (2,927)    (1,728)
        Deferred revenue                             499        269
    Net cash provided by operating activities      3,055      1,016

Cash flows from investing activities:
  Sale of short-term investments                    -         3,300
  Capital expenditures                            (8,032)    (8,885)
    Net cash used in investing activities         (8,032)    (5,585)

Cash flows from financing activities:
  Short-term borrowings (repayments)              (3,500)     7,375
  Repayment of long-term debt                        (13)       (38)
  Repayment to shareholder                          -          (193)
  Net proceeds from initial public offering       16,386       -
  Proceeds of stock options exercised                 21       -
    Net cash provided by financing activities     12,894      7,144

Net increase in cash and cash equivalents          7,917      2,575

Cash and cash equivalents, beginning of period     3,461         98
Cash and cash equivalents, end of period         $11,378    $ 2,673

Supplemental information:

   Interest paid                                 $   125    $    71
   Income taxes paid                             $ 7,806    $ 3,048

FORM 10-Q                                                 Page 6 of 9

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:  Six Months Ended January 31, 1997 vs. Six
Months Ended January 31, 1996

    Revenues increased by $31,178,000 to $44,414,000 primarily as a result of the introduction of video lottery (slot) machines which were in operation for the entire first six months of fiscal 1997 compared with 34 days of operations in the first six months of fiscal 1996. Motorsports revenues increased $942,000 or 11.1%. Approximately $441,000 of the total motorsports revenue increase resulted from increased attendance and $291,000 from increased ticket prices. The remainder of the motorsports revenue increase of $210,000 related to sponsorship, concession, broadcast and other ancillary revenues. Harness horse racing revenues increased by $908,000 as a result of 183 days of simulcast operations in the first six months of fiscal 1997 compared with 59 days in the first six months of 1996 and from revenues associated with exporting live harness horse races on 43 days in fiscal 1997 compared with none in fiscal 1996.

    Operating expenses increased by $23,228,000 of which $20,803,000 was due to the introduction of video lottery (slot) machine operations. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operations, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems were $13,843,000 in the first six months of fiscal 1997 and $1,495,000 in the first six months of fiscal 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $4,003,000 in the first six months of 1997 and $485,000 in the first six months of 1996. Wages and benefits of recently hired employees for the video lottery (slot) machine operation were $2,402,000. Advertising, promotional and customer complimentary costs of $1,675,000 and costs associated with casino food and beverage sales of $372,000 were the other significant operating costs of the video lottery (slot) machine operations during the six-month period ended January 31, 1997.

    For the harness horse racing and simulcasting operations, wages and benefits of recently hired people increased by $411,000, simulcast costs increased by $521,000 and advertising expenses increased by $130,000. All of the increases were related to the additional simulcast days in the first six months of fiscal 1997.

    Motorsports operating expenses were higher in 1997 primarily due to a $245,000 increase in purse obligation expenses and related sanction fees and a $72,000 increase in advertising expenses.

    Depreciation increased by $347,000 or 54.0% primarily as a result of capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.



FORM 10-Q                                                 Page 7 of 9

    General and administrative costs increased by $481,000 to $1,406,000 from $925,000 primarily as a result of increased wages and benefits related to the video lottery operations.

    The Company's effective income tax rates for the first six months of fiscal 1997 and fiscal 1996 were 41.4% and 42.1%, respectively.

    Net earnings increased by $4,285,000 due to the video lottery
(slot) machine operations that were in operation for the entire first six months of fiscal 1997 compared with 34 days of operations in the first six months of fiscal 1996, and also due to higher attendance and event-related revenues at the Company's NASCAR sanctioned events in September 1996 compared with September 1995.

Results of Operations: Quarter Ended January 31, 1997 vs. Quarter Ended January 31, 1996

    Revenues increased by $13,519,000 to $18,210,000 primarily as a result of the introduction of video lottery (slot) machines, which were in operation for the entire second quarter of fiscal 1997 compared with 34 days in the second quarter of fiscal 1996. Harness horse racing revenues increased by $402,000 as a result of 91 days of simulcast operations in the second quarter of fiscal 1997 compared with 48 days in the second quarter of 1996 and from exporting live harness horse races on 43 days in the second quarter of fiscal 1997 compared with none in fiscal 1996.

    Operating expenses increased by $10,465,000 of which $9,564,000 was due to the introduction of video lottery (slot) machine operations. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems were $7,027,000 in the second quarter of fiscal 1997 and $1,495,000 in the second quarter of 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $2,062,000 in the second quarter of 1997 and $485,000 in the second quarter of 1996. Wages and benefits related to the video lottery (slot) machine operation were $1,356,000 in the second quarter of 1997. Advertising, promotional and customer complimentary costs of $752,000 and costs associated with casino food and beverage sales of $201,000 were the other significant operating costs of the video lottery (slot) machine operation.

    For the harness horse racing and simulcasting operations, wages and benefits increased by $182,000, simulcast costs increased by $255,000, and advertising expenses increased by $105,000.

    Depreciation increased by $187,000 or 54.5% primarily as a result of capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.



FORM 10-Q                                                 Page 8 of 9

    General and administrative costs increased by $130,000 to $656,000 from $526,000 primarily as a result of increased wages and benefits related to the video lottery operations.

    The Company's effective income tax rate for the second quarter of fiscal 1997 was 40.8%.

    Net earnings increased by $1,807,000 due to the video lottery
(slot) machine operations that were in operation for the entire second quarter of fiscal 1997 compared with 34 days of operations in the second quarter of fiscal 1996.

Liquidity and Capital Resources

    Cash flows from operations for the six months ended January 31, 1997 and 1996 were $3,055,000 and $1,016,000, respectively. The reason for the increase in cash flows was primarily the increased net earnings, offset by the timing of certain income tax and other payments.

    Capital expenditures for the first six months of fiscal 1997 were $8,032,000 and related primarily to the expansion of the video lottery
(slot) facility and the addition of motorsports grandstand seating.

    On January 29, 1997, the Board of Directors of the Company declared a quarterly cash dividend on common stock of $.08 per share. The dividend will be payable on March 10, 1997 to shareholders of record at the close of business on February 10, 1997.

    The Company has a $20,000,000 committed revolving line of credit from PNC Bank to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at January 31, 1997.

    On October 3, 1996, the Company issued 1,075,000 shares of common stock at $17.00 per share. The Company used $3,500,000 of the proceeds to pay down the Company's revolving credit facility and has financed capital expenditures through January 31, 1997 with the proceeds. Management expects to use the remaining proceeds from the initial public offering for additional capital expenditures and general corporate purposes.

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

FORM 10-Q                                                 Page 9 of 9

Item 2.  Changes in Securities

    None.

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


DATE:   February 26, 1997         Dover Downs Entertainment, Inc.
                                           (Registrant)


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