Form 10-Q
period 1997-04-30
DOVER DOWNS ENTERTAINMENT INC
filed 1997-05-27
CIK 1017673

FORM 10-Q                                                 Page 1 of 9

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               April 30, 1997
                                 OR

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


                                                 Yes   X     No


         As of April 30, 1997, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 2,889,000 shares
          Class A common stock - 12,336,830 shares

FORM 10-Q                                                 Page 2 of 9

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

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

FORM 10-Q                                                 Page 3 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                    Quarter Ended    Nine Months Ended
                                       April 30,         April 30,
                                    1997    1996      1997     1996


Revenues:
  Motorsports                     $    14  $   -     $ 9,453  $ 8,497
  Gaming (including win) (1)       23,718   16,263    58,693   21,002
                                   23,732   16,263    68,146   29,499

Expenses:
  Operating                        18,106   11,914    48,383   18,963
  Depreciation                        556      408     1,545    1,050
  General and administrative          783      558     2,189    1,483
                                   19,445   12,880    52,117   21,496

Operating earnings                  4,287    3,383    16,029    8,003

Interest (income) expense, net       (118)      91      (165)     178

Earnings before income taxes        4,405    3,292    16,194    7,825

Income taxes                        1,860    1,530     6,739    3,438

Net earnings                      $ 2,545  $ 1,762   $ 9,455  $ 4,387

Earnings per common share         $   .16  $   .12   $   .62  $   .30


Weighted average common shares
  and common share equivalents
  outstanding (000)                                   15,300   14,511

Dividends paid per common share   $   .08    None    $   .08    None



(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

FORM 10-Q                                                 Page 4 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                                April 30,   July 31,
                                                   1997       1996
ASSETS
Current assets:
  Cash and cash equivalents                      $13,731    $ 3,461
  Accounts receivable                              3,019      1,023
  Due from State of Delaware                         109      1,573
  Inventories                                        435        380
  Prepaid expenses                                 1,201        647
  Prepaid income taxes                               330       -
  Deferred income taxes                               86         59
    Total current assets                          18,911      7,143

Property, plant and equipment, net                49,187     36,466
    Total assets                                 $68,098    $43,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                          $   -      $ 3,500
  Accounts payable                                 2,030        823
  Purses due horsemen                                -        2,254
  Accrued liabilities                              2,241      2,119
  Income taxes payable                               -        2,445
  Current portion of long-term debt                   22         22
  Deferred revenue                                13,278      6,738
  Dividend payable                                 1,218       -
    Total current liabilities                     18,789     17,901

Long-term debt                                       757        774
Deferred income taxes                                576        487

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized; issued
    and outstanding:  none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued
    and outstanding:  April - 2,889,000;
    July - none                                      289        -
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued
    and outstanding:  April - 12,336,830;
    July - 14,015,830                              1,234      1,402
  Additional paid-in capital                      21,083      4,701
  Retained earnings                               25,370     18,344
    Total shareholders' equity                    47,976     24,447
    Total liabilities and shareholders' equity   $68,098    $43,609

FORM 10-Q                                                 Page 5 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands



                                                  Nine Months Ended
                                                      April 30,
                                                   1997       1996

Cash flows provided by operating activities:
  Net earnings                                   $ 9,455    $ 4,387
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                 1,545      1,050
      (Increase) decrease in assets:
        Accounts receivable                       (1,996)      (442)
        Due from State of Delaware                 1,464       (126)
        Inventories                                  (55)      (223)
        Prepaid expenses                            (554)      (878)
      Increase (decrease) in liabilities:
        Accounts payable                           1,207      2,740
        Purses due horsemen                       (2,254)      (878)
        Accrued liabilities                          122       (346)
        Current and deferred income taxes         (2,713)      (919)
        Deferred revenue                           6,540      5,150
    Net cash provided by operating activities     12,761      9,515

Cash flows from investing activities:
  Sale of short-term investments                    -         2,900
  Capital expenditures                           (14,266)    (9,141)
    Net cash used in investing activities        (14,266)    (6,241)

Cash flows from financing activities:
  Short-term borrowings                             -         7,375
  Repayment of short-term borrowings              (3,500)    (7,375)
  Repayment of long-term debt                        (17)       (52)
  Repayment to shareholder                          -          (193)
  Dividends paid                                  (1,211)      -
  Net proceeds from initial public offering       16,362       -
  Proceeds of stock options exercised                141       -
    Net cash provided by (used in)
      financing activities                        11,775       (245)

Net increase in cash and cash equivalents         10,270      3,029

Cash and cash equivalents, beginning of period     3,461         98
Cash and cash equivalents, end of period         $13,731    $ 3,127

Supplemental information:

   Interest paid                                 $   141    $   218
   Income taxes paid                             $ 9,452    $ 4,357

FORM 10-Q                                                 Page 6 of 9

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:  Nine Months Ended April 30, 1997 vs. Nine
Months Ended April 30, 1996

    Revenues increased by $38,647,000 to $68,146,000 primarily as a result of the introduction of video lottery (slot) machines which were in operation for the entire first nine months of fiscal 1997 compared with 124 days of operations during the first nine months of fiscal 1996. Harness horse racing revenues (included in gaming revenues) increased by $1,125,000 as a result of 271 days of simulcast operations during the first nine months of fiscal 1997 compared with 148 days during the first nine months of 1996 and from revenues associated with exporting live harness horse races on 97 days during fiscal 1997 compared with none during fiscal 1996. Motorsports revenues increased $956,000 or 11.3%. Approximately $441,000 of the total motorsports revenue increase resulted from increased attendance and $291,000 from increased ticket prices. The remainder of the motorsports revenue increase of $224,000 related to sponsorship, concession, broadcast and other ancillary revenues.

    Operating expenses increased by $29,420,000 of which $26,236,000 was due to the introduction of video lottery (slot) machine operations. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems were $23,322,000 during the first nine months of fiscal 1997 and $7,749,000 during the first nine months of fiscal 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $6,589,000 during the first nine months of 1997 and $2,295,000 during the first nine months of 1996. Wages and benefits of recently hired employees for the video lottery
(slot) machine operation increased $2,348,000 from the same period in the prior year. Advertising, promotional and customer complimentary costs of $3,061,000 and costs associated with casino food and beverage sales of $606,000 were the other significant operating costs of the video lottery (slot) machine operation for the nine-month period ended April 30, 1997.

    For the harness horse racing and simulcasting operations, wages and benefits of newly hired people increased by $471,000, simulcast costs increased by $630,000 and advertising expenses increased by $168,000. All of the increases were related to the additional live and simulcast days during the first nine months of fiscal 1997.

    Motorsports operating expenses were higher in 1997 primarily due to a $245,000 increase in purse obligation expenses and related sanction fees and a $72,000 increase in advertising expenses.

    Depreciation increased by $495,000 or 47.1% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

FORM 10-Q                                                 Page 7 of 9

    General and administrative costs increased by $706,000 or 47.6% to $2,189,000 from $1,483,000 primarily as a result of increased wages and benefits related to the video lottery operations.

    The Company's effective income tax rates for the first nine months of fiscal 1997 and fiscal 1996 were 41.6% and 43.9%, respectively.

    Net earnings increased by $5,068,000 due to the video lottery
(slot) machine operations that were in operation for the entire first nine months of fiscal 1997 compared with 124 days during the first nine months of fiscal 1996, and also due to higher attendance and event-related revenues at the Company's NASCAR sanctioned events in September 1996 compared with September 1995.

Results of Operations: Quarter Ended April 30, 1997 vs. Quarter Ended April 30, 1996

    Revenues increased by $7,469,000 to $23,732,000 primarily due to the growth in the video lottery (slot) machine operation resulting from increased marketing programs and the expansion from 500 video lottery machines in the third quarter of 1996 to 1,000 machines in the third quarter of 1997. Harness horse racing revenues increased by $217,000 as a result of exporting live harness horse races on 54 days during the third quarter of fiscal 1997 as compared with none during fiscal 1996.

    Operating expenses increased by $6,192,000 of which $5,433,000 of the increase was due to the growth of video lottery (slot) machine operation. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems were $9,479,000 during the third quarter of fiscal 1997 and $6,254,000 during the third quarter of 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $2,586,000 during the third quarter of 1997 and $1,810,000 during the third quarter of 1996. Wages and benefits related to the video lottery (slot) machine operation were $1,199,000 during the third quarter of 1997. Advertising, promotional and customer complimentary costs of $1,386,000 and costs associated with casino food and beverage sales of $234,000 were the other significant operating costs of the video lottery (slot) machine operation.

    For the harness horse racing and simulcasting operations, wages and benefits of $378,000 and simulcast costs of $287,000 were the significant operating costs.

    Depreciation increased by $148,000 or 36.3% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

FORM 10-Q                                                 Page 8 of 9

    General and administrative costs increased by $225,000 or 40.3% to $783,000 from $558,000 during the second quarter of 1996 primarily as a result of increased wages and benefits related to the video lottery operations.

    The Company's effective income tax rates for the third quarter of fiscal 1997 and fiscal 1996 were 42.2% and 46.5%, respectively.

    Net earnings increased by $783,000 due primarily to the growth of the video lottery (slot) machine operation during the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996.

Liquidity and Capital Resources

    Cash flows from operations for the nine months ended April 30, 1997 and 1996 were $12,761,000 and $9,515,000, respectively. The reason for the increase in cash flows was primarily the increased net earnings and depreciation, and increased receipts related to advance ticket sales to the Company's auto racing events.

    Capital expenditures for the first nine months of fiscal 1997 were $14,266,000 and related primarily to the expansion of the video lottery
(slot) facility and the addition of motorsports grandstand seating and luxury suites.

    On April 23, 1997, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.08 per share. The dividend will be payable on June 10, 1997 to shareholders of record at the close of business on May 10, 1997.

    The Company has a $20,000,000 committed revolving line of credit from PNC Bank to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at April 30, 1997.

    On October 3, 1996, the Company issued 1,075,000 shares of common stock at $17.00 per share. The Company used $3,500,000 of the proceeds to pay down the Company's revolving credit facility and has financed capital expenditures through April 30, 1997 with the proceeds. Management expects to use the remaining proceeds from the initial public offering for additional capital expenditures and general corporate purposes.

    Management believes that the net proceeds of the public offering together with cash flows from operations and funds available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1997.


FORM 10-Q                                                 Page 9 of 9

                     PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

    There are various claims and legal actions pending against the Company. The Company is of the opinion, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    Exhibit 3(ii) - By-Laws.
    By-Laws of Dover Downs Entertainment, Inc. as last amended on January 29, 1997

    Exhibit 27 - Financial Data Schedule


                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     May 27, 1997            Dover Downs Entertainment, Inc.
                                           (Registrant)


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