Form 10-K
period 1997-06-30
DOVER DOWNS ENTERTAINMENT INC
filed 1997-09-05
CIK 1017673

_____________________________________________________________________

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
_____________________________________________________________________

                                        FORM 10-K
(Mark One)

/ X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended        June 30, 1997       or

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to _______________

                         Commission file number      1-11929

                             DOVER DOWNS ENTERTAINMENT, INC.
                 (Exact name of registrant as specified in its charter)


      DELAWARE                                     51-0357525
(State of Incorporation)               (I.R.S. Employer Identification Number)

                  1131 North DuPont Highway, Dover, Delaware     19901
                        (Address of principal executive offices)

 Registrant's telephone number including area code (302) 674-4600

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                        Name of exchange on which
                                                  registered
Common Stock, $.10 Par Value       NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                   YES   X         NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /___/

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $51,588,250 as of July 31, 1997.

      As of July 31, 1997, the number of shares of each class of the Registrant's common stock outstanding is as follows:

           Commom Stock -                   2,939,000 shares
           Class A Common Stock -          12,286,830 shares

      The following documents are incorporated by reference:

                                  Part of this form into which
    Document                                        incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held October 31, 1997                                   III

ITEM 1.         BUSINESS

Dover Downs Entertainment, Inc. (Dover Downs or the Company) owns and operates the Dover Downs International Speedway, the Dover Downs Raceway and a video lottery casino at a multi-purpose gaming and entertainment complex. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C. on approximately 825 acres of land owned by the Company in Dover, Delaware.

Dover Downs International Speedway offers a modern, state-of-the-art, concrete superspeedway for top-rated NASCAR-sanctioned auto racing events. Dover Downs Raceway offers traditional harness horse racing and year-round satellite-linked pari-mutuel wagering on simulcast harness and thoroughbred horse racing from regional and national tracks. The Company also simulcasts live races at Dover Downs to tracks and other off-track betting locations across North America. The Company expanded into video lottery (slot) machine gaming in December of 1995. The video lottery operations are managed by Caesars World Gaming Development Corporation (Caesars), a wholly-owned subsidiary of Caesars World, Inc., the casino gaming arm of ITT Corporation.

Dover Downs offers a unique gaming and entertainment experience. Management believes it to be the only facility in the country that combines in one location NASCAR Winston Cup/Busch Series stock car racing, harness horse racing, pari-mutuel wagering on both live and simulcast horse races, and video lottery (slot) machine gaming.

      (a)  General Development of Business

On October 3, 1996, the Company completed its initial public offering. The Company issued 1,075,000 shares of the Company's Common Stock and received proceeds of approximately $16,360,000, net of issuance costs of approximately $1,913,000.

In October of 1996 the Company completed the expansion of the video lottery casino increasing the number of video lottery (slot) machines from 572 to 1,000, which is the maximum number permitted by law.

In November of 1996 the Company began satellite transmission of its live harness races from Dover Downs Raceway to tracks and other off-track betting locations across North America.

      (b)  Financial Information About Industry Segments.

The Company's principal operations are grouped into two segments:
motorsports and gaming. Financial information concerning these businesses is included on pages 9 through 13 of this 1997 Annual Report on Form 10-K.

      (c)  Narrative Description of Business

Motorsports
Dover Downs has presented NASCAR-sanctioned racing events for 29 consecutive years. The Company currently conducts four major NASCAR-sanctioned events annually. Two races are associated with the Winston Cup professional stock car racing circuit and two races are associated with the Busch Series, Grand National Division racing circuit.

Each of the Busch Series events at the Company's tracks is conducted on the day before a Winston Cup event. Dover Downs is one of only six speedways in the country that presents two Winston Cup events and also conducts two Busch Series events each year. The June and September dates have historically allowed Dover Downs to hold the first and last Winston Cup events in the Maryland to Maine region each year.

The auto racing track is a high-banked, one mile long, concrete superspeedway. Current seating capacity at Dover Downs is approximately 100,000 seats. Unlike some speedways, substantially all grandstand seats at Dover Downs, including indoor, air-conditioned grandstand and skybox seats, offer an unobstructed view of the entire track. The recently completed installation of a concrete racing surface created the only concrete superspeedway (one mile or greater in length) that conducts NASCAR-sanctioned events.

In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned events. The Company's NASCAR-sanctioned events are currently televised live by TNN to a nationwide audience and broadcast nationally to a network of over 450 radio stations affiliated with the Motor Racing Network (over 250 stations for Busch Series events).

Gaming
Dover Downs has presented harness racing events for 29 consecutive years. On December 29, 1995, the Company introduced video lottery
(slot) machines to its entertainment mix.

Under an agreement with Caesars, a leader in the gaming industry, Caesars supervises, manages, markets and operates the Company's video lottery operations. The newly expanded, air-conditioned "video lottery casino" housing the gaming operations was designed and built using expertise from Caesars.

Dover Downs is a "Licensed Agent" authorized to conduct video lottery operations under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery operations. Unless the Act is extended or reenacted, it will terminate on March 15, 2000, in which event the Company will be required to discontinue its video lottery operations. The video lottery machines are leased by and operated under the auspices of the Delaware State Lottery Office. In October 1996, 428 machines were added to bring the total number of slot machines to 1,000, which is the maximum presently permitted by law.

Dover Downs is permitted by law to set its payout to customers between 87% and 95%. Prior approval from the Director of the Delaware State Lottery Office would be required for any payout in excess of 95%.
Since inception of its operations on December 29, 1995, Dover Downs has maintained an average payout of 90.5%.

By law, video lottery operations in Delaware are limited to the three locations in the State where thoroughbred horse racing or harness horse racing was held in 1993. In addition to the Dover Downs complex in Dover, Delaware, there are only two other locations permitted by law:
Delaware Park, a northern Delaware thoroughbred track; and Harrington Raceway, a south central Delaware fairgrounds track. Dover Downs and Delaware Park began video lottery operations in December 1995; Harrington Raceway began video lottery operations in August 1996.

The harness horse racing track is a five-eighths mile track and is lighted for nighttime harness horse racing. The track is located inside the one-mile auto racing superspeedway. The configuration offers turns with a wider than normal turning radius and 4 degree banking. This allows trotting and pacing horses to remain in full stride through the turns. The result has been higher than normal speeds attained by horses in competition. With the start of the race season beginning November 1996, live harness races conducted at Dover Downs were simulcast to tracks and other off-track betting locations across North America.

The Company has facilities for pari-mutuel wagering on both live harness horse racing and on simulcast thoroughbred and harness horse racing received from numerous tracks across North America. Within the main grandstand is the simulcast parlor where patrons can wager on harness and thoroughbred races received by satellite into Dover Downs. Television monitors throughout the parlor area provide views of all races simultaneously and the parlor's betting windows are tied into a central computer allowing bets to be received on all races from all tracks.

With the recent expansion of its simulcasting operations, pari-mutuel wagering is now on a year-round basis. For the fiscal years ended June 30, 1995, 1996, and 1997, the Company had 90, 201 and 363 simulcast racing dates, respectively.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. The Company holds a license from the Commission by which it is authorized to hold harness race meetings on its premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators. Pari-mutuel wagering refers to pooled betting or wagering on harness horse racing by means of a totalizator. Through pooled betting, the wagering public, not the track, determines the odds and the payoff. The track retains a percentage of the amount wagered. Simulcasting refers to the transmission of live horse racing by television, cable or satellite signal from one race track to another with pari-mutuel wagering being conducted at the sending and receiving track and a portion of the handle being shared by the sending and receiving tracks.

Competition

Motorsports
The Company's racing events compete with other racing events sanctioned by various racing bodies, such as CART (Championship Auto Racing Teams), IRL (Indy Racing League), and NHRA (National Hot Rod Association), and with other sports and other recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at separate tracks, in competition with the NASCAR-sanctioned event dates. In addition, motorsports facilities compete with one another for the patronage of motor racing spectators, and with other sports and entertainment businesses. The quality of the competition, type of racing event, caliber of the events, sight lines, ticket pricing, location, and customer conveniences, among other things, distinguish the motorsports facilities.

The two closest speedways that currently sponsor Winston Cup races are in Richmond, Virginia (approximately four hours to the South) and Pocono International Raceway in Long Pond, Pennsylvania (approximately three and a half hours to the North). Nazareth Speedway in Nazareth, Pennsylvania (approximately two hours to the North) currently conducts Busch Series, NASCAR Craftsman Truck and Indy races. Based on historical data, management does not believe that any of these facilities significantly impact operations at Dover Downs International Speedway. In recent years, the Company's NASCAR-sanctioned Winston Cup events have all sold out well in advance of the race.

Gaming
The legalization of additional casino and other gaming venues in states close to Delaware, particularly Maryland, Pennsylvania and New Jersey, may have a material adverse effect on the Company's business. From time to time, legislation has been introduced in these states that would further expand gambling opportunities, including video lottery
(slot) machines at horse-tracks.

At present, video lottery (slot) machines are only permitted at two other locations in Delaware: Delaware Park and Harrington Raceway. Delaware Park and Harrington Raceway presently have in operation 1,000 and 580 machines, respectively. The neighboring states of Pennsylvania and Maryland do not presently permit video lottery operations. Pennsylvania, Maryland and New Jersey all have state-run lotteries.

Atlantic City, New Jersey is located approximately 100 miles from Dover Downs and a certain amount of market overlap should be expected. Casinos in Atlantic City offer a full range of gaming products. Dover Downs does not expect to compete directly with Atlantic City because of the Company's inability to offer a full range of casino gaming products, but it does expect to capture a portion of the existing Atlantic City slot market in the Dover area, due to the facility's proximity, convenience and multiple attractions.

The Company also competes for attendance with a wide range of other entertainment and recreational activities available in the region, including professional and collegiate sporting events.

Competition in horse racing is varied since race tracks in the surrounding area differ in many respects. Some tracks only offer thoroughbred or harness horse racing; others have both. Tracks have live racing seasons that may or may not overlap with neighboring tracks. Depending on the purse structure, tracks that are farther apart may compete with each other more for quality horses than for patrons.

Live harness racing also competes with simulcasts of thoroughbred and harness racing. All race tracks in the region are involved with simulcasting. In addition, a number of off-track betting parlors compete with track simulcasting activities. With respect to the Company simulcasting its live harness races to tracks and other locations, its simulcast signals are in direct competition with live races at the receiving track and other races being simulcast to the receiving location.

Within the State of Delaware, Dover Downs faces little direct live competition from the State's other two tracks. Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between May and November. There is no overlap presently with Dover Downs' live race season. Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November. Its race season only overlaps with Dover Downs for approximately five to six weeks each year.

The neighboring states of Pennsylvania, Maryland and New Jersey all have harness and thoroughbred racing and simulcasting. Dover Downs competes with Rosecroft Raceway in Maryland, Philadelphia Park in Pennsylvania, Garden State Park and The Meadowlands in New Jersey and a number of other race tracks in the surrounding area. The Company also receives simulcast harness and thoroughbred races from approximately 30 race tracks, including the tracks noted above.

Seasonality
The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to four NASCAR-sanctioned events which are currently held in June and September. As a result, the Company's business has been, and is expected to remain, highly seasonal. The seasonality was offset to some degree by the year-round video lottery (slot) machine gaming operations and year-round simulcasting.

At June 30, 1997, the Company had a total of 367 full-time employees and 43 part-time employees. The Company hires temporary employees to assist during its auto racing events and its live harness racing season.

ITEM 2.         PROPERTIES

The Company maintains its headquarters, motorsports speedway, harness racetrack, and video lottery casino all on approximately 825 acres of land owned by the Company in Dover, Delaware.

ITEM 3.         LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any material legal proceedings. The Company and its subsidiaries are engaged in ordinary routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.

None.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS

The Common Stock of Dover Downs Entertainment, Inc. has traded on the New York Stock Exchange under the symbol "DVD" since the Company's initial public offering on October 3, 1996. There is no established public trading market for the Company's Class A Common Stock. As of July 31, 1997, there were 2,939,000 shares of Common Stock and 12,286,830 shares of Class A Common Stock outstanding. There were 480 record holders of Common Stock and 13 record holders of Class A Common Stock at July 31, 1997.

For the fiscal year ended June 30, 1997, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                                              1997
      Fiscal Quarter                   High           Low

      First                             -              -
      Second                          26 7/8        17 1/4
      Third                           20 1/2        16 5/8
      Fourth                          19 7/8        16 1/8

The Company declared a quarterly dividend of $.08 per share on all classes of Common Stock in the third and fourth quarters of fiscal 1997.

ITEM 6.        SELECTED FINANCIAL DATA

                                                Five Year Selected Financial Data
                                          (Dollars in thousands, except per share data)
Year Ended June 30,                                  1997            1996           1995           1994            1993
Revenues:
   Motorsports                                      20,516          18,110         16,282         13,561          11,984
   Gaming (1)                                       81,162          31,980          1,250            796           2,058
                                                   101,678          50,090         17,532         14,357          14,042

Earnings before income taxes                        28,239          15,593          7,239          5,791           4,791

Net earnings                                        16,472           9,196          4,284          3,562           2,908

Earnings per common share                             1.08             .63            .30            .26             .21

Dividends per common share                             .16             -              -              -               -


At June 30,                                          1997            1996           1995           1994            1993

Total assets                                        71,261          42,311         25,422         19,776          17,208

Long-term debt,
   less current portion                                760             766            698            776             878

Shareholders' equity                                54,300          23,715         14,225          9,923           6,361


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal Year 1997 Compared With Fiscal Year 1996
Revenues increased by $51,588,000 to $101,678,000 from $50,090,000 in the prior year. The significant increase in revenues was principally due to the introduction of video lottery (slot) machines which were in operation for the entire fiscal year 1997 compared with six months in fiscal 1996. Video lottery revenues also increased as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from 572 to 1,000 in October of 1996. Motorsports revenues increased by $2,406,000 or 13.3%. Approximately $999,000 of the total motorsports revenue increase resulted from increased attendance and $663,000 resulted from increased ticket prices. The remainder of the revenue increase of $744,000 was principally due to increased marketing and sponsorship revenues.

Operating expenses increased by $37,860,000 of which $34,695,000 was due to the video lottery (slot) machines in operation for the entire fiscal year 1997 compared with six months in fiscal 1996. Payments to the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and payments to the vendors who provide the video lottery (slot) machines were $32,674,000 in fiscal 1997 and $12,188,000 in fiscal 1996. Amounts allocated from the video lottery operation for harness horse racing purses were $9,157,000 in fiscal 1997 and $3,550,000 in fiscal 1996. Wages and benefits for employees of the video lottery (slot) machine operation were $4,035,000 in fiscal 1997 and $2,277,000 in fiscal 1996. Advertising, promotional and customer complimentary costs of $4,251,000 and costs associated with casino food and beverage sales of $1,923,000 were the other significant operating costs of the video lottery (slot) machine operations.

For the horse racing and simulcasting operations, wage and benefit cost increases of $467,000, simulcasting cost increases of $537,000 and purse increases of $155,000 (exclusive of the $9,157,000 of harness horse racing purses allocated from video lottery operations in fiscal
1997) accounted for the most significant operating cost increases. The cost increases were primarily the result of increasing the number of live harness racing days to 97 from 67 in 1996 and from increasing the number of simulcasting days to 363 from 201 in 1996.

Motorsports' operating expenses increased principally due to a $394,000 increase in purse obligation expenses. Sanction fees increased by $80,000 and advertising increased by $145,000 during the 1997 fiscal year.

Depreciation increased by $615,000 or 41.9% to $2,084,000 from $1,469,000 as a result of a full year of depreciation expense related to the Company's video lottery casino being recognized in 1997 compared with six months of depreciation in 1996. Capital expenditures for the expansion of the Company's motorsports facilities also contributed to the increase in depreciation.


General and administrative expenses increased by $992,000 to $3,065,000 from $2,073,000. Wage and benefit costs increased by $363,000 and contracted services increased by $205,000, principally due to the Company's expansion of video lottery (slot) machine and simulcasting operations.

The Company's effective income tax rates for fiscal 1997 and fiscal 1996 were 41.7% and 41.0%, respectively.

Net earnings increased by $7,276,000 due to the inclusion of video lottery (slot) machine operations for the entire fiscal year 1997 compared with six months in fiscal 1996 and also due to higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1996 and June 1997.

Fiscal Year 1996 Compared With Fiscal Year 1995
Revenues increased by $32,558,000 to $50,090,000 from $17,532,000 in the prior year. The significant increase in revenues was principally due to the introduction of video lottery (slot) machine operations in late December 1995. Fiscal year 1996 revenues include six months of video lottery revenues of $28,818,000 compared with none in fiscal 1995. Motorsports revenues increased by $1,828,000 or 11.2%. Approximately $1,028,000 of the total motorsports revenue increase resulted from increased attendance and $345,000 resulted from increased ticket prices. The remainder of the revenue increase of $455,000 was principally due to increased marketing and sponsorship revenues.

Operating expenses increased by $23,302,000 of which $20,952,000 was due to the introduction of video lottery (slot) machine operations. Payments to the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and payments to the vendors who provide the video lottery machines were $12,188,000 in fiscal 1996 and none in fiscal 1995. Amounts allocated from the video lottery operation for harness horse racing purses were $3,550,000 in fiscal 1996 and none in fiscal 1995. Wages and benefits of newly hired employees for the video lottery (slot) machine operation were $2,277,000. Advertising, promotional and customer complimentary costs of $636,000, costs associated with casino food and beverage sales of $611,000 and building service costs of $229,000 were some of the other significant operating costs of the video lottery (slot) machine operations.

For the horse racing and simulcasting operations, increased purses of $451,000 (exclusive of the $3,550,000 of harness horse racing purses allocated from video lottery operations), higher wage and benefit costs of $444,000 and increased simulcasting costs of $285,000 accounted for the most significant operating cost increases.

Motorsports' operating expenses increased principally due to a $505,000 increase in purse obligation expenses. Sanction fees increased by $91,000 and wages and related benefits increased by $66,000 during the 1996 fiscal year.

Depreciation increased by $426,000 or 40.8% to $1,469,000 from $1,043,000 due to the capital expenditures related to the Company's newly constructed video lottery casino and to the further expansion of its motorsports facilities.

General and administrative expenses increased by $368,000 to $2,073,000 from $1,705,000. Wage and benefit costs increased by $616,000 principally due to the Company's introduction of video lottery (slot) machine operations and expansion of simulcasting operations.

The Company's effective income tax rates for fiscal 1996 and fiscal 1995 were 41.0% and 40.8%, respectively.

Net earnings increased by $4,912,000 due to the inclusion of video lottery (slot) machine operations for six months in fiscal 1996 and also due to higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1995 and June 1996.

Liquidity and Capital Resources
Cash flow from operations for the three years ended June 30, 1997, 1996 and 1995 was $18,600,000, $15,317,000 and $4,802,000, respectively. The significant increase from fiscal 1995 to fiscal 1996 reflected the Company's higher net earnings and increased non-cash charges, as well as deferred revenue, which is cash received in advance for NASCAR-sanctioned event tickets. Deferred revenue amounted to $7,542,000 and $6,003,000 at June 30, 1997 and 1996, respectively.

The Company has an annually renewable, $20,000,000 committed revolving line of credit from a bank to provide seasonal funding needs and to finance capital improvements. The Company was in compliance with all terms of the facility and there were no amounts outstanding at June 30, 1997.

Capital expenditures for the year ended June 30, 1997 were $16,841,000. Purchases of land for $1,060,000 were completed to provide for additional parking and other future expansion. Construction of the 17,000 square foot casino facility expansion for $5,124,000 and construction of additional permanent grandstand seating and luxury suites for motorsports events of approximately $8,061,000 represented the more significant capital projects in fiscal 1997. The capital expenditures were financed with the proceeds from the initial public offering and cash from operations.

Capital expenditures were $18,936,000 in fiscal 1996 compared with $6,166,000 in fiscal 1995. Construction of the Company's video lottery gaming facility was begun in fiscal 1995 with $1,790,000 expended during the year. The higher level of capital spending in fiscal 1996 compared with fiscal 1995 also reflected the construction of additional grandstand seating, new skyboxes, the acquisition and improvement of land, the resurfacing of the auto race track, and improvements to the horse racing facilities.

In fiscal 1998, the Company expects to make capital expenditures of approximately $12,500,000 which will include additional permanent grandstand and skybox seating and renovations to the existing harness racing grandstand. The Company anticipates that cash from operations and funds expected to be available under its bank credit facility will satisfy the Company's cash requirements in fiscal 1998.

Impact of Recent Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement, which is effective in fiscal 1998, simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Company has determined that SFAS 128 will not have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this standard on July 1, 1998, as required. The adoption of this standard will not impact results of operations or financial condition.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this standard on July 1, 1998, as required. The adoption of this standard will not impact results of operations or financial condition.

Forward Looking Statements
Matters discussed in this annual report on Form 10-K contain estimates and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause results to differ materially are weather, the Company's relationship with NASCAR, the motorsports sanctioning body, changes in state and local laws and regulations, the ability to keep purses at a competitive level and the ability to increase on-track and simulcast handle.

ITEM 8.. . FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the Independent Auditors' Reports included in this report are shown on the Index to the Consolidated Financial Statements on page 19.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.

In June 1996, the Board of Directors of the Company engaged KPMG Peat Marwick LLP as its outside auditors and notified Siegfried Schieffer & Seitz that the Company elected not to engage that firm to perform the 1996 audit. The reports of Siegfried Schieffer & Seitz on the Company's financial statements for 1994 and 1995 contained no disclaimers, adverse opinions, or qualifications or modifications as to uncertainty, audit scope or accounting principles. During the period of those audits and through the Company's decision in June 1996 to change auditors, there were no disagreements between the Company and Siegfried Schieffer & Seitz.

ITEM 10. . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 31, 1997.

Executive Officers of the Registrant.  As of June 30, 1997, the
Executive Officers of the registrant were:

Name                       Position                        Age   Term of Office

Robert M. Comollo        Treasurer and Secretary         49   11/81 to date

Timothy R. Horne         Vice President-Finance          31   11/96 to date

Michael B. Kinnard       Vice President-General Counsel  39   6/94  to date

Denis McGlynn            President and                   51   11/79 to date
                         Chief Executive Officer

John W. Rollins, Sr.     Chairman of the Board           81   10/96 to date

Eugene W. Weaver         Senior Vice President-          64   10/96 to date
                         Administration
                         Vice President-Finance               1970 to 10/96

Robert M. Comollo has been employed by the Company for 17 years, of which 16 years have been in the capacity of Treasurer and Secretary.

Timothy R. Horne became Vice President-Finance in November of 1996. From 1988 until 1996, Mr. Horne was employed by KPMG Peat Marwick LLP, where he most recently served as an assurance senior manager.

Michael B. Kinnard has been Vice President-General Counsel to the Company since 1995. Mr. Kinnard also serves as Vice President-General Counsel and Secretary to Matlack Systems, Inc. and Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. Prior to 1995, Mr. Kinnard was a partner in the law firm of Baker, Worthington, Crossley, Stansberry & Woolf (now known as Baker, Donelson, Bearman & Caldwell).

ITEM 11.     EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 31, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 1997, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 11.6% and 11.5% of the outstanding shares of common stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively, at June 30, 1997. The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" on page ___ of this 1997 Annual Report on Form 10-K.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.
(a)   Financial Statements, Financial Statement Schedules and Exhibits

      (1)    Financial Statements  - See accompanying Index to
Consolidated Financial Statements on page 19.

      (2)    Financial Statement Schedules - None.

      (3)    Exhibits:

Exhibit
  No.
2.1 Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Downs Entertainment, Inc., Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.
3.1 Certificate of Incorporation of Dover Downs Entertainment, Inc., amended June 14, 1996, and further amended on June 28, 1996 as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.
3.2          Amended and Restated Bylaws of Dover Downs Entertainment,
             Inc.
4.2 Rights Agreement dated as of June 14, 1996 between Dover Downs Entertainment, Inc. and ChaseMellon Shareholder Services, L.L.C. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.
10.1 Credit Agreement between PNC Bank and Dover Downs Entertainment, Inc. dated January 31, 1997
10.2 Dover Downs Entertainment, Inc. $20 Million Dollar Committed Line of Credit Note in favor of PNC Bank dated January 31, 1997

10.5         Guaranty and Suretyship Agreement dated July 31, 1996 in
             favor of PNC Bank as filed with the Company's Registration
             Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is
             incorporated herein by reference.
10.7         Project Consulting and Management Agreement between Dover
             Downs, Inc. and Caesars World Gaming Development Corporation
             dated May 10, 1995 as filed with the Company's Registration
             Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is
             incorporated herein by reference.(1)
10.9         Dover Downs Entertainment, Inc. 1996 Stock Option Plan as
             filed with the Company's Registration Statement Number 333-
             8147 on Form S-1 dated July 15, 1996, which was declared
             effective on October 3, 1996, is incorporated herein by
             reference.
10.10        Dover Downs Entertainment, Inc. 1991 Stock Option Plan as
             filed with the Company's Registration Statement Number 333-
             8147 on Form S-1 dated July 15, 1996, which was declared
             effective on October 3, 1996, is incorporated herein by
             reference.
10.11        NASCAR Sanction Application and Agreement Form, NASCAR Busch
             Series, Grand National Division, with Dover Downs
             International Speedway, Inc. dated December 17, 1996.
10.12        NASCAR Sanction Application and Agreement Form, NASCAR
             Winston Cup Series, with Dover Downs International Speedway,
             Inc. dated December 17, 1996.
21.1         Subsidiaries
27           Financial Data Schedule
__________________________

      (1) Portions of this exhibit have been deleted pursuant to the Company's request for confidential treatment pursuant to Rule 406 promulgated under the Securities Act of 1993.

(b)   Reports on Form 8-K

A Form 8-K was filed by Dover Downs Entertainment, Inc. on July 17, 1997 to disclose that the Company had changed its fiscal year from July 31 to June 30.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   September 5, 1997             DOVER DOWNS ENTERTAINMENT, INC.
                                                   Registrant


                                       BY:_____________________________________
                                          Denis McGlynn
                                          President and Chief Executive Officer
                                          and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


________________________        Vice President-Finance       _______________
Timothy R. Horne


________________________        Chairman of the Board        _______________
John W. Rollins


_______________________         Vice Chairman of the Board   ______________
Henry B. Tippie


_______________________         Senior Vice President-       ______________
Eugene W. Weaver                Administration and Director


_______________________         Director                     ______________
John W. Rollins, Jr.


_______________________         Director                     ______________
Patrick J. Bagley

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  September 5, 1997              DOVER DOWNS ENTERTAINMENT, INC.
                                                   Registrant


                                       BY:/s/ Denis McGlynn
                                          Denis McGlynn
                                          President and Chief Executive Officer
                                          and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Timothy R. Horne            Vice President-Finance      September 5, 1997
Timothy R. Horne


/s/ John W. Rollins             Chairman of the Board       September 5, 1997
John W. Rollins


/s/ Henry B. Tippie             Vice Chairman of the Board  September 5, 1997
Henry B. Tippie


/s/ Eugene W. Weaver            Senior Vice President-      September 5, 1997
Eugene W. Weaver                Administration and Director


/s/ John W. Rollins, Jr.        Director                    September 5, 1997
John W. Rollins, Jr.


/s/ Patrick J. Bagley           Director                    September 5, 1997
Patrick J. Bagley

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page(s)
      Independent Auditors' Reports on Financial Statements            20 & 21

      Consolidated Statement of Earnings for the years
         ended June 30, 1997, 1996 and 1995                               22

      Consolidated Balance Sheet at June 30, 1997, 1996
         and 1995                                                         23

      Consolidated Statement of Cash Flows for the years
         ended June 30, 1997, 1996 and 1995                              25-26

      Notes to Consolidated Financial Statements                         27-35

The Board of Directors and Shareholders of
Dover Downs Entertainment, Inc.

We have audited the accompanying consolidated statements of earnings and cash flows of Dover Downs Entertainment, Inc. and its subsidiaries for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dover Downs Entertainment, Inc. and its subsidiaries for the year ended June 30, 1995 in conformity with generally accepted accounting principles.




Siegfried Schieffer & Seitz

Wilmington, DE
August 18, 1997

The Board of Directors and Shareholders
  of Dover Downs Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
July 18, 1997

CONSOLIDATED STATEMENT OF EARNINGS

                                         Year ended June 30,
                                   1997              1996             1995
Revenues:
  Motorsports                  $ 20,516,000       $18,110,000      $16,282,000
  Gaming                         81,162,000        31,980,000        1,250,000
  Total revenues                101,678,000        50,090,000       17,532,000
Expenses:
  Operating                      68,559,000        30,699,000        7,397,000
  Depreciation                    2,084,000         1,469,000        1,043,000
  General and administrative      3,065,000         2,073,000        1,705,000
                                 73,708,000        34,241,000       10,145,000
Operating earnings               27,970,000        15,849,000        7,387,000
Interest (income) expense          (269,000)          256,000          148,000
Earnings before income
  taxes                          28,239,000        15,593,000        7,239,000
Income taxes                     11,767,000         6,397,000        2,955,000
Net earnings                   $ 16,472,000       $ 9,196,000      $ 4,284,000
Earnings per common share      $       1.08       $       .63      $       .30
Weighted average common
  shares and common share
  equivalents outstanding        15,275,000        14,511,000       14,511,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                          June 30,
                                                     1997              1996
ASSETS
Current assets:
  Cash and cash equivalents                       $15,503,000      $ 3,140,000
  Accounts receivable                               1,613,000        1,221,000
  Due from State of Delaware                        1,983,000          901,000
  Inventories                                         402,000          356,000
  Prepaid expenses                                    775,000          533,000
  Deferred income taxes                               124,000           56,000
    Total current assets                           20,400,000        6,207,000
Property, plant and equipment, at cost
  Land                                             10,563,000        9,481,000
  Casino facility                                  11,566,000        6,442,000
  Racing facility                                  38,546,000       28,872,000
  Machinery and equipment                           5,357,000        4,101,000
  Furniture and fixtures                              573,000          413,000
  Construction in progress                             83,000          538,000
                                                   66,688,000       49,847,000
    Less accumulated depreciation                 (15,827,000)     (13,743,000)
                                                   50,861,000       36,104,000
    Total assets                                  $71,261,000      $42,311,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                           $     -          $ 3,500,000
  Accounts payable                                  1,860,000        1,189,000
  Purses due horsemen                               1,387,000        1,436,000
  Accrued liabilities                               2,280,000        2,368,000
  Income taxes payable                              2,507,000        2,836,000
  Current portion of long-term debt                    19,000           22,000
  Deferred revenue                                  7,542,000        6,003,000
    Total current liabilities                      15,595,000       17,354,000
Long-term debt                                        760,000          766,000
Deferred income taxes                                 606,000          476,000
Commitments (see Notes to the
 Consolidated Financial Statements)
Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized;
    issued and outstanding: none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued and
    outstanding: 1997-2,939,000; 1996-none            294,000            -
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued and
    outstanding: 1997-12,286,830 shares;
    1996-13,925,830 shares                          1,229,000        1,393,000
  Additional paid-in capital                       21,081,000        4,669,000
  Retained earnings                                31,696,000       17,653,000
    Total shareholders' equity                     54,300,000       23,715,000
    Total liabilities and shareholders'
      equity                                      $71,261,000      $42,311,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Years ended June 30,
                                           1997             1996             1995
Cash flows from operating
   activities:
  Net earnings                          $16,472,000      $ 9,196,000      $4,284,000
  Adjustments to reconcile
   net earnings to net cash
   provided by operating
   activities:
  Depreciation                            2,084,000        1,469,000       1,043,000
  Loss on disposition of
   property                                  -                -              135,000
  (Increase) decrease in assets:
    Accounts receivable                    (392,000)          48,000        (418,000)
    Due from affiliate                       -               333,000          44,000
    Due from State of Delaware           (1,082,000)        (901,000)         -
    Inventories                             (46,000)        (250,000)         17,000
    Prepaid expenses                       (242,000)         (39,000)       (205,000)
    Increase (decrease) in
     liabilities:
       Accounts payable                     671,000          152,000        (542,000)
       Purses due horsemen                  (49,000)       1,436,000          -
       Accrued liabilities                  (88,000)       1,497,000        (668,000)
       Current and deferred
        income taxes                       (267,000)       1,927,000        (146,000)
       Deferred revenue                   1,539,000          449,000       1,258,000
    Net cash provided by
     operating activities                18,600,000       15,317,000       4,802,000
Cash flows from investing
 activities:
  Sale of short-term
   investments                               -             3,200,000       3,038,000
  Capital expenditures                  (16,841,000)     (18,936,000)     (6,166,000)
    Net cash used in investing
     activities                         (16,841,000)     (15,736,000)     (3,128,000)
Cash flows from financing
 activities:
  Short-term borrowings
   (repayments)                          (3,500,000)       3,500,000          -
  Repayment of long-term debt                (9,000)        (786,000)        (77,000)
  Repayment to shareholder                    _             (200,000)     (1,016,000)
  Net proceeds from initial
   public offering                       16,360,000           -               -
  Dividends paid                         (2,429,000)          -               -
  Proceeds from stock options
   exercised, including
   related tax benefit                      182,000          294,000          18,000
    Net cash provided by
     (used in) financing
     activities                          10,604,000        2,808,000      (1,075,000)
Net increase in cash and
 cash equivalents                        12,363,000        2,389,000         599,000
Cash and cash equivalents,
 beginning of year                        3,140,000          751,000         152,000
Cash and cash equivalents,
 end of year                            $15,503,000      $ 3,140,000      $  751,000
Supplemental disclosures of
 cash flow information:
  Interest paid                         $   168,000      $   373,000      $1,173,000
  Income taxes paid                     $12,034,000      $ 4,413,000      $3,113,000
Non-cash investing and
 financing activities:
  Land acquired                                          $ 1,300,000
  Cash paid                                                 (500,000)
  Mortgage incurred                                      $   800,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-Business Operations
Dover Downs Entertainment, Inc. (the Company or Dover Downs) owns and operates the Dover Downs International Speedway and the Dover Downs Raceway at a multi-purpose gaming and entertainment complex located on approximately 825 acres owned by the Company in Dover, Delaware. The Company hosts a variety of NASCAR-sanctioned events and harness horse racing events throughout the year. With expanded facilities completed at the end of 1995, the Company is now open 363 days per year both for video lottery (slot) machine gaming and for pari-mutuel wagering on simulcast harness and thoroughbred horse races across the country. Video lottery (slot) machine gaming began on December 29, 1995 pursuant to video lottery legislation enacted in the State of Delaware.

Dover Downs, Inc. is authorized to conduct video lottery operations as a "Licensed Agent" under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery operations. Unless the Act is extended or reenacted, it will terminate on March 15, 2000, in which event the Company will be required to discontinue its video lottery operations. In addition, under the Act, no payments can be made to Dover Downs beyond December 29, 1998 unless new legislation is enacted, in which event the Company would be required to discontinue its video lottery operations. The video lottery operations account for a significant portion of the Company's revenues and operating earnings.

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company's financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State's share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Operating expenses include the amounts collected by the State (i) for the State's share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses.

The Company's license from the Delaware Harness Racing Commission must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.

Due to the nature of the Company's business activities, it is subject to various federal, state and local regulations.

NOTE 2-Reorganization
On June 14, 1996, Dover Downs Entertainment, Inc. effected a tax-free restructuring pursuant to which all former shareholders of Dover Downs, Inc. exchanged each share of common stock held in Dover Downs, Inc. for 4,500 shares of Class A Common Stock of the Company. As a result of this share exchange, Dover Downs, Inc. became a wholly-owned subsidiary of the Company and the former shareholders of Dover Downs, Inc. acquired an equal percentage of the equity of the Company. As part of the restructuring, the Company acquired by dividend from Dover Downs, Inc. all of the outstanding capital stock of Dover Downs International Speedway, Inc. (which was not operational), and the motorsports operation of Dover Downs, Inc. was transferred to Dover Downs International Speedway, Inc. Additionally, in June 1996, the Company formed Dover Downs Properties, Inc. for the initial purpose of holding some or all of the real estate of the Company. This reorganization has been accounted for on an as if pooled basis.

All common share and per share amounts have been restated to give effect to the reorganization assuming the transaction had occurred on June 30, 1994. Results of operations for all prior years were not affected by the reorganization.

On July 14, 1997, the Company changed its fiscal year-end from July 31 to June 30 and has restated the results for the three years ended June 30, 1997. Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation. The change in year-end did not have a significant effect upon previously reported earnings.

NOTE 3-Summary of Significant Accounting Policies
Consolidation-The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

Revenue and expense recognition-Tickets to motorsports races are sold and certain expenses are incurred in advance of the race date. Such advance sales and corresponding expenses are recorded as deferred revenue and prepaid expenses, respectively, until the race is held. Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering. Payments to the State of Delaware pursuant to the lottery legislation are reported in operating expenses.

Advertising costs-Subsequent to the opening of the Company's casino facility in December of 1995, all advertising costs are expensed as incurred.

Earnings per share-Earnings per common share are computed assuming the conversion of all potentially dilutive outstanding stock options, using the treasury stock method.

Cash and cash equivalents-The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Pre-opening costs-The Company deferred costs in the amount of $760,000 associated with the opening of its new casino facility in fiscal 1996. Such costs were principally related to the wages and fringe benefits of newly hired personnel during a training period prior to opening, casino management and consulting fees, advertising and promotional expenses and supply items. All such costs were amortized during the period from the casino's opening on December 29, 1995 through July 31, 1996 in order to match such costs with associated gaming revenues. Pre-opening costs deferred at June 30, 1996 were $108,000.

Inventories-Inventories, primarily items held for sale at concession and novelty stands, are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) basis.

Property, plant and equipment-Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

  Racing and casino facilities                  10 - 40 years
  Machinery and equipment                        5 - 10 years
  Furniture and fixtures                              5 years

Income taxes-Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes" on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value at June 30, 1997.

Recently Adopted Accounting Standards-The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 1996. SFAS No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion, No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method.

NOTE 4-Indebtedness
The Company has an annually renewable, $20,000,000 committed revolving line of credit from a bank to satisfy seasonal funding needs and to finance capital improvements. The Company must pay an annual commitment fee of 7.5 basis points on the average unused portion of the commitment and interest monthly on amounts outstanding at the bank's prime minus three-quarters of one percent. There were no amounts outstanding at June 30, 1997.

Long-term debt consists of an 8% mortgage note payable in quarterly principal and interest installments through January 2006, and collateralized by land with a carrying value of $1,300,000. The mortgage note matures as follows: 1998-$19,000; 1999-$20,000; 2000-$22,000; 2001-$24,000; 2002-$26,000; and thereafter $668,000.

NOTE 5-Income Taxes
The current and deferred income tax provisions are as follows:

                                            Years ended June 30,
                                       1997            1996            1995
Current:
  Federal                           $ 9,207,000     $4,971,000      $2,306,000
  State                               2,498,000      1,329,000         631,000
                                     11,705,000      6,300,000       2,937,000
Deferred:
  Federal                                49,000         81,000          14,000
  State                                  13,000         16,000           4,000
                                         62,000         97,000          18,000
Total income taxes                  $11,767,000     $6,397,000      $2,955,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to depreciation using different methods for tax purposes.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                                  Years ended June 30,
                                       1997            1996            1995
Federal tax at statutory rate          35.0%           35.0%           34.0%
State taxes, net of
  federal benefit                       5.7%            5.7%            5.7%
Other                                   1.0%             .3%            1.1%
  Effective income tax rate            41.7%           41.0%           40.8%

NOTE 6-Pension Plan
Prior to August 1, 1996, the Company participated in a multiple employer defined-benefit pension plan covering substantially all full-time employees. On August 1, 1996, the Dover Downs Entertainment, Inc. Pension Plan was established and the related assets were transferred from the multiple employer pension plan to the new Dover Downs Entertainment, Inc. Trust.

The provisions of the Dover Downs Entertainment, Inc. Pension Plan are identical to those of the aforementioned multiple employer defined-benefit pension plan. Plan benefits are based on years of service and employees' remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at June 30, 1997:

Actuarial present value of accumulated benefit obligation:
Vested                                    $ 289,254
Non-vested                                   41,570
                                          $ 330,824

Projected benefit obligation              $ 530,761
Plan assets at market value                 463,844
Funded status                               (66,917)
Unrecognized net gain                       (35,760)
Unrecognized prior service cost             205,442
Prepaid pension cost                      $ 102,765

At June 30, 1997, the assets of the plan were invested 81% in equity securities, 18% in fixed income securities and the balance in other short-term interest-bearing accounts. The discount rate and the assumed rate of compensation increase were 8% and 5%, respectively. The expected long-term rate of return on assets was 9% for 1997.

The components of net periodic pension cost for 1997 are as follows:
Service cost                              $ 61,129
Interest cost                               32,087
Return on plan assets                      (68,385)
Net amortization                            16,416
Deferral of net gain                        35,760
                                          $ 77,007

Net periodic pension costs for 1996 and 1995 were $24,000 and $32,000, respectively.

The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees.

NOTE 7-Shareholders' Equity
Changes in the components of shareholders' equity are as follows:

                                        $.10 Par
                        $.10 Par        Value
                        Value           Class A         Additional
                        Common          Common          Paid-in          Retained
                        Stock           Stock           Capital          Earnings
Balance at
 June 30, 1994          $    -          $1,371,000      $ 4,379,000      $ 4,173,000
Net earnings                                                               4,284,000
Issuance of
 common stock                                1,000           17,000
Balance at
 June 30, 1995               -           1,372,000        4,396,000        8,457,000
Net earnings                                                               9,196,000
Exercise of
 stock options                              21,000          171,000
Tax benefit
 related to stock
 option plans                                               102,000
Balance at
 June 30, 1996               -           1,393,000        4,669,000       17,653,000
Net earnings                                                              16,472,000
Issuance of
 common
 stock, net               288,000         (180,000)      16,252,000
Dividends on
 common stock,
 $.16 per share                                                           (2,429,000)
Exercise of
 stock options                              22,000          160,000
Conversion of
 Class A shares             6,000           (6,000)
Balance at
 June 30, 1997          $ 294,000       $1,229,000      $21,081,000      $31,696,000

Holders of Common Stock have one vote per share and holders of Class A Common Stock have ten votes per share. Shares of Class A Common Stock are convertible at any time into shares of Common Stock on a share for share basis at the option of the holder thereof. Dividends on Class A Common Stock cannot exceed dividends on Common Stock on a per share basis. Dividends on Common Stock may be paid at a higher rate than dividends on Class A Common Stock. The terms and conditions of each issue of Preferred Stock are determined by the Board of Directors. No Preferred shares have been issued.

The Company has adopted Rights Plans with respect to its Common Stock and Class A Common Stock which include the distribution of Rights to holders of such stock. The Rights entitle the holder, upon the occurrence of certain events, to purchase additional stock of the Company. The Rights are exercisable if a person, company or group acquires 10% or more of the outstanding combined equity of Common Stock and Class A Common Stock or engages in a tender offer. The Company is entitled to redeem each Right for one cent.

On October 3, 1996, the Company completed its initial public offering. The Company issued 1,075,000 shares of the Company's Common Stock and received proceeds of approximately $16,360,000, net of issuance costs of approximately $1,913,000.

The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. Options granted under the 1991 Stock Option Plan are exercisable for Class A Common Stock while options granted under the 1996 Stock Option Plan are exercisable for Common Stock. The 1991 Stock Option Plan has been amended so that no additional options may be granted thereunder. The 1991 and 1996 stock options have 7 and 8 year terms, respectively, and generally vest equally over a period of 5 and 6 years from the date of grant, respectively. In all other material respects, the 1991 Stock Option Plan is structured the same as the 1996 Stock Option Plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black Scholes option-pricing model with the following assumptions: expected dividend yield - .46%, risk-free interest rate - 5.3%, an expected life of six years and volatility of 26%. Had compensation cost been recognized in accordance with SFAS No. 123, the Company's earnings per share disclosed in the basic financial statements would be reduced by less than $.01 per share in 1997 and 1996.

Option activity is as follows:
                                        June 30
                                          1997            1996            1995
Number of options:
Outstanding at beginning
  of year                                585,000         787,500         225,000
Granted                                  112,764            -            562,500
Exercised                               (225,000)       (202,500)           -
Outstanding at June 30                   472,764         585,000         787,500

At June 30:
Options available for grant              637,236         750,000            -
Options exercisable                       22,500          90,000         135,000
Weighted Average
  Exercise Price
  Options granted                         $17.13            -              $1.33
  Options exercised                       $  .81           $ .95            -
  Options outstanding                     $ 5.10           $1.13           $1.08
  Options exercisable                     $ 1.33           $ .46           $ .46

NOTE 8-Related Party Transactions
In prior years, management services were provided to a company principally-owned by the majority shareholder. Management fees for the years ended June 30, 1995 and 1996 were $176,000 and $122,000,respectively. At June 30, 1995 accounts receivable due from related party were $333,000 related to such services. There was no balance due the Company at June 30, 1996 or 1997 as the management service agreement was cancelled. In June 1996, the Company acquired for cash several tracts of undeveloped land comprising a total of 206 acres for $6,200,000 from a company wholly-owned by the majority shareholder. The purchase price was determined on the basis of an independent appraisal performed in 1996. During the year ended June 30, 1997 and 1996, the Company purchased certain paving, site work and construction services involving total payments of $584,000 and $586,000 from a company wholly-owned by an employee/director. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies in 1997 and 1996. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $178,000 and $36,000 in 1997 and 1996, respectively.

In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

NOTE 9-Business Segment Information
The Company's operations are in motorsports and gaming. Revenues, operating earnings, identifiable assets, capital expenditures and depreciation pertaining to these business segments are presented below:


                                 Motorsports   Gaming             Consolidated
Year ended June 30, 1997
  Revenue                        $20,516,000     $81,162,000      $101,678,000
  Operating earnings              11,079,000      16,891,000        27,970,000
  Identifiable assets
   at year-end                    34,801,000      36,460,000        71,261,000
  Capital expenditure              9,496,000       7,345,000        16,841,000
  Depreciation                   $   981,000     $ 1,103,000      $  2,084,000
Year ended June 30, 1996
  Revenue                        $18,110,000     $31,980,000      $ 50,090,000
  Operating earnings              10,040,000       5,809,000        15,849,000
  Identifiable assets
    at year-end                   26,489,000      15,822,000        42,311,000
  Capital expenditures            10,119,000       8,817,000        18,936,000
  Depreciation                   $   952,000     $   517,000      $  1,469,000
Year ended June 30, 1995
  Revenue                        $16,282,000     $ 1,250,000      $ 17,532,000
  Operating earnings (loss)        8,372,000        (985,000)        7,387,000
  Identifiable assets
    at year-end                   17,109,000       6,363,000        23,472,000
  Capital expenditures             5,749,000         417,000         6,166,000
  Depreciation                   $   712,000     $   331,000      $  1,043,000


NOTE 10-Commitments
In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). The initial term of the agreement expires in December 1998 and Caesars has two additional three-year renewal options which Dover Downs may void if certain financial results are not achieved. Caesars acts as the exclusive agent to supervise, market, manage and operate the Company's video lottery operations. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Caesars' performance-based fee for such services was $5,184,908 in fiscal 1997 and $2,260,909 in fiscal 1996. Amounts due to Caesars at June 30, 1997 and 1996 totaled $431,464 and $401,117, respectively and are included in accrued liabilities.

The Company currently holds licenses to conduct four NASCAR-sanctioned events in 1997 (two of which were held in June 1997 and two of which will be held in September 1997). NASCAR sanctions are issued on an annual basis and require the payment of sanction fees, prize money and point funds to NASCAR. The Company has held NASCAR-sanctioned events for 29 consecutive years. Nonrenewal of a NASCAR event license would have a material adverse effect on the Company's financial condition and results of operations.

NOTE 11-Quarterly Results (unaudited)

                      September 30  December 31   March 31     June 30
1997
Revenues                   $27,226         $17,246         $21,684          $35,522
Gross profit                10,624           2,836           4,548           13,027
Net earnings                 5,659           1,291           2,322            7,200
Earnings per
 common share              $   .39         $   .08         $   .15          $   .46

1996
Revenues                   $ 8,632         $   980         $14,482          $25,996
Gross profit (loss)          5,165            (488)          3,339            9,906
Net earnings (loss)          2,913            (644)          1,682            5,245
Earnings (loss) per
 common share              $   .20         $  (.04)        $   .11          $   .36