Form 10-Q
period 1997-09-30
DOVER DOWNS ENTERTAINMENT INC
filed 1997-10-27
CIK 1017673

Page 1 of 8

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997

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


                                                 Yes   X     No


         As of September 30, 1997, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 2,979,000 shares
          Class A common stock - 12,269,330 shares

FORM 10-Q                                                 Page 2 of 8

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

FORM 10-Q                                                 Page 3 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                                    Quarter Ended
                                                    September 30,
                                                   1997      1996


Revenues:
   Motorsports                                   $11,198   $ 9,417
   Gaming (including win) (1)                     27,623    17,809
                                                  38,821    27,226

Expenses:
   Operating                                      23,903    16,156
   Depreciation                                      617       446
   General and administrative                      1,067       783
                                                  25,587    17,385

Operating earnings                                13,234     9,841

Interest (income) expense                           (156)      100

Earnings before income taxes                      13,390     9,741

Income taxes                                       5,557     4,082

Net earnings                                     $ 7,833   $ 5,659

Earnings per common share                        $   .50   $   .39


Weighted average common shares
   and common share equivalents
   outstanding (000)                              15,573    14,475

Dividends paid per common share                      .08     None




(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

FORM 10-Q                                                 Page 4 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands


                                           September 30,  June 30,
                                                1997         1997
ASSETS
Current assets:
 Cash and cash equivalents                     $20,702     $15,503
 Accounts receivable                             2,746       1,613
 Due from State of Delaware                      5,166       1,983
 Inventories                                       379         402
 Prepaid expenses                                  761         775
 Deferred income taxes                             124         124
   Total current assets                         29,878      20,400

Property, plant and equipment, net              50,947      50,861

   Total assets                                $80,825     $71,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $ 2,661     $ 1,860
 Purses due horsemen                             4,615       1,387
 Accrued liabilities                             3,991       2,280
 Income taxes payable                            4,101       2,507
 Current portion of long-term debt                  19          19
 Deferred revenue                                3,067       7,542
   Total current liabilities                    18,454      15,595

Long-term debt                                     755         760
Deferred income taxes                              670         606

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
 Preferred stock, $.10 par value;
   1,000,000 shares authorized; issued
   and outstanding:  none
 Common stock, $.10 par value;
   35,000,000 shares authorized; issued
   and outstanding:  September - 2,979,000;
   June - 2,939,000                                298         294
 Class A common stock, $.10 par value;
   30,000,000 shares authorized; issued
   and outstanding: September - 12,269,330;
   June - 12,286,830                             1,227       1,229
 Additional paid-in capital                     21,109      21,081
 Retained earnings                              38,312      31,696
   Total shareholders' equity                   60,946      54,300
   Total liabilities and shareholders' equity  $80,825     $71,261

FORM 10-Q                                                 Page 5 of 8

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands





                                                    Quarter Ended
                                                    September 30,
                                                   1997       1996

Cash flows provided by operating activities:
  Net earnings                                   $ 7,833     $ 5,659
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                   617         446
      (Increase) decrease in assets:
        Accounts receivable                       (1,133)       (129)
        Due from State of Delaware                (3,183)     (2,476)
        Inventories                                   23          26
        Prepaid expenses                              14         (75)
      Increase (decrease) in liabilities:
        Accounts payable                             801         437
        Purses due horsemen                        3,228       2,222
        Accrued liabilities                        1,711        (229)
        Current and deferred income taxes          1,658       3,147
        Deferred revenue                          (4,475)     (3,348)
    Net cash provided by operating activities      7,094       5,680

Cash flows from investing activities:
  Capital expenditures                              (703)     (4,123)
    Net cash used in investing activities           (703)     (4,123)

Cash flows from financing activities:
  Dividends paid                                  (1,217)        -
  Proceeds (repayment) of long-term debt              (5)          4
  Proceeds of stock options exercised                 30          62
    Net cash provided by financing activities     (1,192)         66

Net increase in cash and cash equivalents          5,199       1,623

Cash and cash equivalents, beginning of period    15,503       3,140
Cash and cash equivalents, end of period         $20,702     $ 4,763

Supplemental information:

   Interest paid                                 $    16     $    86
   Income taxes paid                             $ 3,899     $   935

FORM 10-Q                                                 Page 6 of 8

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended September 30, 1997 vs. Quarter Ended September 30, 1996

     Revenues increased by $11,595,000 to $38,821,000 primarily as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 560 in the first quarter of fiscal 1997 to 1,000 machines during the entire first quarter of fiscal 1998. Motorsports revenues increased by $1,781,000 or 18.9%. Approximately $812,000 of the total motorsports revenue increase resulted from increased attendance and $150,000 from increased ticket prices. The remainder of the motorsports revenue increase of $819,000 related to sponsorship, concession and broadcast revenues.

     Operating expenses increased by $7,747,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $4,533,000 in the first quarter of fiscal 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $3,133,000 in the first quarter of fiscal 1998 compared with $2,070,000 in the first quarter of fiscal 1997. Advertising, promotional and customer complimentary cost increases of $581,000 were the other significant operating cost increases.

     Motorsports operating expenses increased primarily due to a $101,000 increase in purse obligation expenses and related sanction fees.

     Depreciation increased by $171,000 or 38.3% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

     General and administrative expenses increased by $284,000 to $1,067,000 from $783,000 in the first quarter of 1997 primarily as a result of increased wages and benefits related to the video lottery operations and the general expansion of the Company's business.

     The Company's effective income tax rates for the first quarter of fiscal 1998 and fiscal 1997 were 41.5% and 41.9%, respectively.

     Net earnings increased by $2,174,000 due to the expansion of video lottery (slot) machine operations in the second quarter of fiscal 1997 and higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1997 as compared with September 1996.





FORM 10-Q                                                 Page 7 of 8

Liquidity and Capital Resources

     Cash flows from operations for the quarters ended September 30, 1997 and 1996 were $7,094,000 and $5,680,000, respectively. The significant increase in fiscal 1998 is primarily the result of higher net earnings.

     Capital expenditures for the quarter ended September 30, 1997 were $703,000 and related primarily to expansion of and improvements to the auto racing facility. The prior year's capital expenditures of $4,123,000 related primarily to the expansion of the video lottery
(slot) facility. The Company expects to make capital expenditures of approximately $12,500,000 in fiscal 1998 primarily for additional permanent grandstand seating and other land improvements.

     The Company has a $20,000,000 committed revolving line of credit to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at September 30, 1997.

     Management believes that cash flows from operations and funds available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1998.


                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

FORM 10-Q                                                 Page 8 of 8

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 27 - Financial Data Schedule



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    October 27, 1997         Dover Downs Entertainment, Inc.
                                           (Registrant)


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