Form 10-Q
period 1997-12-31
DOVER DOWNS ENTERTAINMENT INC
filed 1998-02-06
CIK 1017673

Page 1 of 10

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1997

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


                                                 Yes   X     No


         As of December 31, 1997, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 2,998,950 shares
          Class A common stock - 12,249,380 shares

FORM 10-Q                                                Page 2 of 10

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

  C. Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                         Three Months Ended    Six Months Ended
                             December 31,         December 31,
                           1997      1996       1997      1996

     Basic EPS            15,248    15,101     15,243    14,565
     Effect of Options       339       421        337       437
     Diluted EPS          15,587    15,522     15,580    15,002

No adjustments to net income available to common shareholders were required during the periods presented.

FORM 10-Q                                                Page 3 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                    Quarter Ended    Six Months Ended
                                     December 31,      December 31,
                                    1997    1996      1997     1996


Revenues:
  Motorsports                     $    47  $    55   $11,245  $ 9,472
  Gaming (including win) (1)       25,915   17,191    53,538   35,000
                                   25,962   17,246    64,783   44,472

Expenses:
  Operating                        20,087   13,898    43,990   30,054
  Depreciation                        639      512     1,256      958
  General and administrative          994      694     2,061    1,477
                                   21,720   15,104    47,307   32,489

Operating earnings                  4,242    2,142    17,476   11,983

Interest (income) expense, net       (173)     (71)     (329)      29

Earnings before income taxes        4,415    2,213    17,805   11,954

Income taxes                        1,897      922     7,454    5,004

Net earnings                      $ 2,518  $ 1,291   $10,351  $ 6,950

Earnings per common share-Basic   $   .17  $   .09   $   .68  $   .48
                         -Diluted $   .16  $   .08   $   .66  $   .46

Average shares outstanding (000)
          - Basic                  15,248   15,101    15,243   14,565
          - Diluted                15,587   15,522    15,580   15,002

Dividends paid per common share   $   .08    None    $   .16    None



(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

FORM 10-Q                                                Page 4 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                              December 31,  June 30,
                                                   1997       1997
ASSETS
Current assets:
  Cash and cash equivalents                      $18,441    $15,503
  Accounts receivable                              2,924      1,613
  Due from State of Delaware                       4,468      1,983
  Inventories                                        321        402
  Prepaid expenses                                 1,092        775
  Prepaid income taxes                             1,831       -
  Deferred income taxes                              236        124
    Total current assets                          29,313     20,400

Property, plant and equipment, net                50,721     50,861
    Total assets                                 $80,034    $71,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 1,822    $ 1,860
  Purses due horsemen                              4,328      1,387
  Accrued liabilities                              2,947      2,280
  Income taxes payable                              -         2,507
  Current portion of long-term debt                   19         19
  Deferred revenue                                 7,235      7,542
    Total current liabilities                     16,351     15,595

Long-term debt                                       750        760
Deferred income taxes                                690        606

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized; issued
    and outstanding:  none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued
    and outstanding:  December - 2,998,950;
    June - 2,939,000                                 300        294
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued
    and outstanding:  December - 12,249,380;
    June - 12,286,830                              1,225      1,229
  Additional paid-in capital                      21,109     21,081
  Retained earnings                               39,609     31,696
    Total shareholders' equity                    62,243     54,300
    Total liabilities and shareholders' equity   $80,034    $71,261

FORM 10-Q                                                Page 5 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands





                                                  Six Months Ended
                                                    December 31,
                                                   1997       1996

Cash flows from operating activities:
  Net earnings                                   $10,351    $ 6,950
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                 1,256        958
      (Increase) decrease in assets:
        Accounts receivable                       (1,311)    (1,047)
        Due from State of Delaware                (2,485)    (2,578)
        Inventories                                   81        (25)
        Prepaid expenses                            (317)       (17)
      Increase (decrease) in liabilities:
        Accounts payable                             (38)       356
        Purses due horsemen                        2,941      1,901
        Accrued liabilities                          667       (378)
        Current and deferred income taxes         (4,366)      (433)
        Deferred revenue                            (307)      (845)
    Net cash provided by operating activities      6,472      4,842

Cash flows from investing activities:
  Capital expenditures                            (1,116)    (6,696)
    Net cash used in investing activities         (1,116)    (6,696)

Cash flows from financing activities:
  Repayments of short-term borrowing                -        (3,500)
  Dividends paid                                  (2,438)      -
  Proceeds (repayment) of long-term debt             (10)         4
  Proceeds of stock options exercised                 30         62
  Net proceeds from initial public offering         -        16,389
    Net cash (used in) provided by
      financing activities                        (2,418)    12,955

Net increase in cash and cash equivalents          2,938     11,101

Cash and cash equivalents, beginning of period    15,503      3,140
Cash and cash equivalents, end of period         $18,441    $14,241

Supplemental information:

   Interest paid                                 $    31    $   132
   Income taxes paid                             $11,820    $ 5,437

FORM 10-Q                                                Page 6 of 10

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended December 31, 1997 vs. Six Months Ended December 31, 1996
   Revenues increased by $20,311,000 to $64,783,000 primarily as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 738 in the first six months of fiscal 1997 to 1,000 machines during the entire first six months of fiscal 1998. Motorsports revenues increased by $1,773,000 or 18.7%. Approximately $812,000 of the total motorsports revenue increase resulted from increased attendance and $150,000 from increased ticket prices. The remainder of the motorsports revenue increase of $811,000 related to sponsorship, concession and broadcast revenues.

   Operating expenses increased by $13,936,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $8,281,000 in the first six months of fiscal 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $6,015,000 in the first six months of fiscal 1998 compared with $4,027,000 in the first six months of fiscal 1997. Advertising, promotional and customer complimentary cost increases of $1,155,000 were the other significant operating cost increases.

   Motorsports operating expenses increased primarily due to a $101,000 increase in purse obligation expenses and related sanction fees.

   Depreciation increased by $298,000 or 31.1% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

   General and administrative expenses increased by $584,000 to $2,061,000 from $1,477,000 in the first six months of 1997 primarily as a result of increased wages and benefits related to the video lottery operations and the general expansion of the Company's business.

   The Company's effective income tax rate for the six-month period ended December 31, 1997 and 1996 was 41.9%.

   Net earnings increased by $3,401,000 due to the expansion of video lottery (slot) machine operations in the second quarter of fiscal 1997 and higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1997 as compared with September 1996.

Results of Operations: Quarter Ended December 31, 1997 vs. Quarter Ended December 31, 1996
   Revenues increased by $8,716,000 to $25,962,000 primarily as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 917 in the second quarter of fiscal 1997 to 1,000 machines during the entire second
FORM 10-Q                                                Page 7 of 10

quarter of fiscal 1998. Harness horse racing revenues increased by $277,000 as a result of a 78.7% increase in average handle from exporting live harness horse races to other tracks and off-track betting facilities.

   Operating expenses increased by $6,189,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $3,748,000 in the second quarter of fiscal 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $2,882,000 in the second quarter of fiscal 1998 compared with $1,957,000 in the second quarter of fiscal 1997. Advertising, promotional and customer complimentary cost increases of $574,000 were the other significant operating cost increases.

   Depreciation increased by $127,000 or 24.8% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

   General and administrative expenses increased by $300,000 to $994,000 from $694,000 in the second quarter of 1997 primarily as a result of increased wages and benefits related to the video lottery operations and the general expansion of the Company's business.

   The Company's effective income tax rates for the second quarter of fiscal 1998 and fiscal 1997 were 43.0% and 41.7%, respectively.

   Net earnings increased by $1,227,000 primarily due to the expansion of video lottery (slot) machine operations in the second quarter of fiscal 1997.

Liquidity and Capital Resources
   Cash flows from operations for the six months ended December 31, 1997 and 1996 were $6,472,000 and $4,842,000, respectively. The reason for the increase in cash flows was primarily the increased net earnings, offset in part by the timing of certain income tax and other payments.

   Capital expenditures for the first six months of fiscal 1998 were $1,116,000 and related primarily to the expansion of and improvements to the auto racing facility.

   The Company has a $20,000,000 committed revolving line of credit to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at December 31, 1997.

   On October 3, 1996, the Company issued 1,075,000 shares of common stock at $17.00 per share. The Company used the proceeds to pay down the Company's revolving credit facility and financed capital expenditures with the remaining proceeds.

FORM 10-Q                                                Page 8 of 10

   Management believes that cash flows from operations and funds available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1998.

Forward-Looking Statements
   The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, market forces, commitments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

   Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: the weather, the Company's relationship with NASCAR, the motorsports sanctioning body, changes in state and local laws and regulations, the ability to keep purses at a competitive level and the ability to increase on-track and simulcast handle as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.


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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information
   The following is a consolidated statement of operations for the twelve months ended December 31, 1997. This earnings statement for the twelve months ended December 31, 1997 covers a period of twelve months beginning after the effective date of the Company's Registration

FORM 10-Q                                                Page 9 of 10

Statement (File No. 333-8147) for its initial public offering, and is made available to security holders pursuant to Section 11(a) of the Securities Act of 1993 and Rule 158 thereunder.

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts


                                                Twelve Months Ended
                                                     12/31/97
Revenues:
   Motorsports                                       $ 22,289
   Gaming (including win)                              99,700
                                                      121,989

Expenses:
   Operating                                           82,495
   Depreciation                                         2,382
   General and administrative                           3,649
                                                       88,526

Operating earnings                                     33,463

Interest income                                           627

Earnings before income taxes                           34,090

Income taxes                                           14,217

Net earnings                                         $ 19,873

Earnings per common share - Basic                    $   1.30
                          - Diluted                  $   1.27

Dividends paid per common share                      $    .32



















FORM 10-Q                                               Page 10 of 10

Item 6.  Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial Data Schedule


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   February 6, 1998          Dover Downs Entertainment, Inc.
                                           (Registrant)

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