Form 10-Q
period 1998-03-31
DOVER DOWNS ENTERTAINMENT INC
filed 1998-04-28
CIK 1017673

Page 1 of 9

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                                 OR

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


                                                 Yes   X     No


         As of March 31, 1998, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 2,998,950 shares
          Class A common stock - 12,249,380 shares

FORM 10-Q                                                 Page 2 of 9

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

  C. Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                         Three Months Ended    Nine Months Ended
                               March 31,            March 31,
                           1998      1997       1998      1997

     Basic EPS            15,248    15,136     15,245    14,763
     Effect of Options       367       416        352       418
     Diluted EPS          15,615    15,552     15,597    15,181

No adjustments to net income available to common shareholders were required during the periods presented.

FORM 10-Q                                                 Page 3 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts



                                    Quarter Ended    Nine Months Ended
                                       March 31,         March 31,
                                    1998    1997      1998     1997


Revenues:
  Motorsports                     $   949  $    43   $12,194  $ 9,515
  Gaming (including win) (1)       30,786   21,641    84,324   56,641
                                   31,735   21,684    96,518   66,156

Expenses:
  Operating                        24,380   16,595    68,370   46,649
  Depreciation and amortization       706      542     1,962    1,500
  General and administrative        1,178      740     3,239    2,217
                                   26,264   17,877    73,571   50,366

Operating earnings                  5,471    3,807    22,947   15,790

Interest income                       161      131       490      102

Earnings before income taxes        5,632    3,938    23,437   15,892

Income taxes                        2,337    1,616     9,791    6,620

Net earnings                      $ 3,295  $ 2,322   $13,646  $ 9,272

Earnings per common share
          - Basic                 $   .22  $   .15   $   .90  $   .63
          - Diluted               $   .21  $   .15   $   .87  $   .61

Average shares outstanding (000)
          - Basic                  15,248   15,136    15,245   14,763
          - Diluted                15,615   15,552    15,597   15,181

Dividends paid per common share   $   .08   $  .08   $   .24   $  .08



(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

FORM 10-Q                                                 Page 4 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                                March 31,   June 30,
                                                   1998       1997
ASSETS
Current assets:
  Cash and cash equivalents                      $13,263    $15,503
  Accounts receivable                              3,085      1,613
  Due from State of Delaware                       2,161      1,983
  Inventories                                        305        402
  Prepaid expenses                                 1,241        775
  Deferred income taxes                              315        124
    Total current assets                          20,370     20,400

Property, plant and equipment, net                53,935     50,861
Investments                                       10,540       -
Goodwill, net                                      2,931       -
    Total assets                                 $87,776    $71,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 2,425    $ 1,860
  Purses due horsemen                                996      1,387
  Accrued liabilities                              3,553      2,280
  Income taxes payable                                14      2,507
  Current portion of long-term debt                   19         19
  Deferred revenue                                14,983      7,542
    Total current liabilities                     21,990     15,595

Long-term debt                                       746        760
Deferred income taxes                                721        606

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized; issued
    and outstanding:  none
  Common stock, $.10 par value;
    35,000,000 shares authorized; issued
    and outstanding:  March - 2,998,950;
    June - 2,939,000                                 300        294
  Class A common stock, $.10 par value;
    30,000,000 shares authorized; issued
    and outstanding:  March - 12,249,380;
    June - 12,286,830                              1,225      1,229
  Additional paid-in capital                      21,109     21,081
  Retained earnings                               41,685     31,696
    Total shareholders' equity                    64,319     54,300
    Total liabilities and shareholders' equity   $87,776    $71,261

FORM 10-Q                                                 Page 5 of 9

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands



                                                  Nine Months Ended
                                                      March 31,
                                                   1998       1997

Cash flows from operating activities:
  Net earnings                                   $13,646    $ 9,272
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization                1,962      1,500
      (Increase) decrease in assets:
        Accounts receivable                       (1,447)      (949)
        Due from State of Delaware                  (178)      (310)
        Inventories                                   97        (84)
        Prepaid expenses                            (461)        72
      Increase (decrease) in liabilities:
        Accounts payable                             417        680
        Purses due horsemen                         (391)      (805)
        Accrued liabilities                        1,266       (454)
        Current and deferred income taxes         (2,569)    (2,204)
        Deferred revenue                           7,441      4,871
    Net cash provided by operating activities     19,783     11,589

Cash flows from investing activities:
  Capital expenditures                            (4,952)   (11,869)
  Investment in Grand Prix Association
    of Long Beach                                (10,540)      -
  Acquisition of business, net of
    cash acquired                                 (2,889)      -
    Net cash used in investing activities        (18,381)   (11,869)

Cash flows from financing activities:
  Repayments of short-term borrowing                -        (3,500)
  Dividends paid                                  (3,658)    (1,210)
  Repayment of long-term debt                        (14)        (5)
  Proceeds of stock options exercised                 30         62
  Net proceeds from initial public offering         -        16,362
    Net cash (used in) provided by
      financing activities                        (3,642)    11,709

Net (decrease) increase in cash and
  cash equivalents                                (2,240)    11,429

Cash and cash equivalents, beginning of period    15,503      3,140
Cash and cash equivalents, end of period         $13,263    $14,569

Supplemental information:
   Interest paid                                 $    46    $   148
   Income taxes paid                             $12,360    $ 8,824

FORM 10-Q                                                 Page 6 of 9

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended March 31, 1998 vs. Nine Months Ended March 31, 1997
   Revenues increased by $30,362,000 to $96,518,000 primarily as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 825 in the first nine months of fiscal 1997 to 1,000 machines during the entire first nine months of fiscal 1998. Motorsports revenues increased by $2,679,000 or 28.2%. Approximately $812,000 of the total motorsports revenue increase resulted from increased attendance, $150,000 from increased ticket prices and $792,000 related to sponsorship, concession and broadcast revenues at Dover Downs International Speedway. The remainder of the increase resulted from the acquisition, on January 2, 1998, of Nashville Speedway USA.

   Operating expenses increased by $21,721,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $12,235,000 in the first nine months of fiscal 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $9,308,000 in the first nine months of fiscal 1998 compared with $6,407,000 in the first nine months of fiscal 1997. Advertising, promotional and customer complimentary cost increases of $1,655,000 were the other significant operating cost increases.

   Motorsports operating expenses increased primarily due to a $220,000 increase in purse obligation expenses and related sanction fees and the inclusion of the results of operations of Nashville Speedway USA.

   Depreciation and amortization increased by $462,000 or 30.8% due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion and amortization of goodwill.

   General and administrative expenses increased by $1,022,000 to $3,239,000 from $2,217,000 in the first nine months of 1997 primarily as a result of increased wages and benefits related to the video lottery operations and the general growth in the Company's business.

   The Company's effective income tax rates for the nine-month period ended March 31, 1998 and 1997 were 41.8% and 41.7%, respectively.

   Net earnings increased by $4,374,000 as a result of increased promotional and marketing efforts that led to increased play in the casino, which was expanded in the second quarter of fiscal 1997, and higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1997 as compared with September 1996.




FORM 10-Q                                                 Page 7 of 9

Results of Operations: Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997
   Revenues increased by $10,051,000 to $31,735,000 primarily as a result of increased marketing and promotional efforts in the third quarter of fiscal 1998. Harness horse racing revenues increased by $527,000 as a result of a 113.0% increase in average handle from exporting live harness horse races to other tracks and off-track betting facilities and the addition of 19 days of live harness racing as compared with the same quarter in 1997.

   Operating expenses increased by $7,785,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $3,953,000 in the third quarter of fiscal 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $3,293,000 in the third quarter of fiscal 1998 compared with $2,380,000 in the third quarter of fiscal 1997. Advertising, promotional and customer complimentary cost increases of $500,000 were the other significant operating cost increases.

   Depreciation and amortization increased by $164,000 or 30.3% as a result of the Company's video lottery casino and motorsports facilities expansion and amortization of goodwill.

   General and administrative expenses increased by $438,000 to $1,178,000 from $740,000 in the third quarter of 1997 primarily as a result of increased wages and benefits related to the video lottery operations and the general growth in the Company's business.

   The Company's effective income tax rates for the third quarter of fiscal 1998 and fiscal 1997 were 41.5% and 41.0%, respectively.

   Net earnings increased by $973,000 primarily as a result of the increased promotional and marketing efforts that led to increased play in the casino during the third quarter of fiscal 1998.

Liquidity and Capital Resources
   Cash flows from operations for the nine months ended March 31, 1998 and 1997 were $19,783,000 and $11,589,000, respectively. The reason for the increase in operating cash flows was primarily the increased net earnings and increased deferred revenue, which resulted from cash received for advance ticket sales for NASCAR-sanctioned events.

   Capital expenditures for the first nine months of fiscal 1998 were $4,952,000 and related primarily to the expansion of and improvements to the auto racing facility.

   Effective January 2, 1998, the Company acquired all of the outstanding common stock of Nashville Speedway USA, Inc. for $3 million.


FORM 10-Q                                                 Page 8 of 9

   The Company and Grand Prix Association of Long Beach, Inc. ("Grand Prix") entered into an Agreement and Plan of Merger on March 26, 1998, pursuant to which Grand Prix will become a wholly owned subsidiary of the Company.

   The merger is structured as a tax-free exchange and contemplates that each shareholder of Grand Prix will receive .63 shares of common stock of Dover Downs Entertainment, Inc. ("Dover") for each share of common stock of Grand Prix owned by such shareholder, subject to certain adjustments if the fifteen-day average price of common stock of Dover prior to closing is greater than $32.00 or less than $21.00 per share, provided that the exchange ratio shall not be greater than .6963 nor less than .5929.

   Certain shareholders of Grand Prix, representing approximately 38 percent of the outstanding common stock of Grand Prix on a fully diluted basis, have entered into support agreements with Dover pursuant to which they have granted to Dover a proxy to vote their shares in favor of the merger and an option to Dover to purchase their shares upon the happening of certain events. Combined with 680,000 shares of common stock of Grand Prix purchased by Dover from two non-management shareholders in March of 1998 for $10,540,000, over 50% of the outstanding common stock of Grand Prix on a fully diluted basis is committed to consummating the merger. Certain holders of the capital stock of Dover, representing more than a majority of its voting rights, have similarly agreed to vote their shares in favor of the merger.

   The merger is expected to close in June 1998 and is subject to approval of the shareholders of both Dover and Grand Prix and certain other customary conditions.

   The Company has a $20,000,000 committed revolving line of credit to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at March 31, 1998.

   On October 3, 1996, the Company issued 1,075,000 shares of common stock at $17.00 per share. The Company used the proceeds to pay down the Company's revolving credit facility and to finance capital expenditures.

   Management believes that cash flows from operations and funds available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1998.

Forward-Looking Statements
   The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, market forces, commitments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements
FORM 10-Q                                                 Page 9 of 9

typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

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

Item 2.  Changes in Securities
   None.

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
   Exhibit 4  - Amendment to Rights Agreement
   Exhibit 27 - Financial Data Schedule

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  April 27, 1998        Dover Downs Entertainment, Inc.
                                      (Registrant)

                         /s/  Denis McGlynn
                         Denis McGlynn
                         President and Chief Executive Officer

                         /s/ Timothy R. Horne
                         Timothy R. Horne
                         Vice President-Finance
                         (Principal Financial and Accounting Officer)