Form 10-K
period 1998-06-30
DOVER DOWNS ENTERTAINMENT INC
filed 1998-09-01
CIK 1017673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K
(Mark One)
/ X /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended        June 30, 1998       or

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to _____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /___/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $162,220,350.00 as of July 31, 1998.

     As of July 31, 1998, the number of shares of each class of the Registrant's common stock outstanding is as follows:

               Common Stock -                5,517,179 shares
               Class A Common Stock -       12,249,380 shares

     The following documents are incorporated by reference:

     Document                                          Part of this form
into which incorporated
Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held October 30, 1998                                  III

ITEM 1.        BUSINESS

Dover Downs Entertainment, Inc. (Dover Downs or the Company) owns and operates Dover Downs International Speedway, Dover Downs Raceway and a video lottery casino at a multi-purpose gaming and entertainment complex. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C. on approximately 825 acres of land owned by the Company in Dover, Delaware.

Dover Downs International Speedway offers a modern, state-of-the-art, concrete superspeedway for top-rated NASCAR- and IRL-sanctioned auto racing events. Dover Downs Raceway offers traditional pari-mutuel harness horse racing and year-round satellite-linked pari-mutuel wagering on simulcast harness and thoroughbred horse racing from regional and national tracks. The Company also simulcasts live races at Dover Downs to tracks and other off-track betting locations across North America. The Company expanded into video lottery (slot) machine gaming in December of 1995. The video lottery operations are managed by Caesars World Gaming Development Corporation (Caesars).

Dover Downs offers a unique gaming and entertainment experience at its Dover, Delaware facility. Management believes it to be the only facility in the country that combines in one location NASCAR Winston Cup/Busch Series stock car racing, Indy car racing, harness horse racing, pari-mutuel wagering on both live and simulcast horse races, and video lottery (slot) machine gaming.

The Company also operates Nashville Speedway USA, the motorsports facility at the Tennessee State Fairgrounds in Nashville, Tennessee.

Effective July 1, 1998, the Company also operates the Toyota Grand Prix of Long Beach, the second largest Indy race in the country, run in the streets of Long Beach, California, and owns and operates permanent motorsports facilities in Madison, Illinois (near St. Louis) and Millington, Tennessee (near Memphis). NASCAR-sanctioned events, as well as events from many other sanctioning bodies (including CART and NHRA), are held at these facilities.

     (a)  General Development of Business

Effective January 2, 1998, the Company acquired all of the outstanding common stock of Nashville Speedway USA, Inc. for $3,000,000. Nashville Speedway USA, Inc. operates and promotes several NASCAR-sanctioned events at the motorsports facility at the Tennessee State Fairgrounds in Nashville, Tennessee.

The Company and Grand Prix Association of Long Beach, Inc. ("Grand Prix") entered into an Agreement and Plan of Merger on March 26, 1998, pursuant to which Grand Prix became a wholly owned subsidiary of the Company as of July 1, 1998.

The merger was structured as a tax-free exchange and was accounted for using the purchase method of accounting for business combinations whereby each shareholder of Grand Prix received .63 shares of common stock of Dover Downs Entertainment, Inc. for each share of common stock of Grand Prix owned by such shareholder.

The Company purchased 680,000 shares of common stock of Grand Prix from two non-management shareholders in March of 1998 for $10,540,000.

On March 26, 1998, legislation permitting a maximum of 2,000 video lottery (slot) machines at any of the currently licensed facilities and eliminating the sunset provision for the video lottery operation was passed by the Delaware Senate and subsequently signed into law by the Governor.

     (b)  Financial Information About Industry Segments.

The Company's principal operations are grouped into two segments:
motorsports and gaming. Financial information concerning these businesses is included on pages 8 through 12 and page 30 of this 1998 Annual Report on Form 10-K.

     (c)  Narrative Description of Business

Motorsports
Dover Downs has presented NASCAR-sanctioned racing events for 30 consecutive years. The Company currently conducts four major NASCAR-sanctioned events annually at Dover Downs International Speedway. Two races are associated with the Winston Cup professional stock car racing circuit and two races are associated with the Busch Series, Grand National Division racing circuit.

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

The auto racing track is a high-banked, one mile long, concrete superspeedway. Current seating capacity at Dover Downs is approximately 109,000 seats. Unlike some speedways, substantially all grandstand seats at Dover Downs, including indoor, air-conditioned grandstand and skybox seats, offer an unobstructed view of the entire track. The concrete racing surface makes the auto racing track the only concrete superspeedway (one mile or greater in length) that conducts NASCAR-sanctioned events.

In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned events. The Company's NASCAR-sanctioned events are currently televised live by TNN to a nationwide audience and broadcast nationally to a network of over 450 radio stations affiliated with the Motor Racing Network (over 250 stations for Busch Series events).

Nashville Speedway USA, which was acquired by the Company on January 2, 1998, currently conducts a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event, a NASCAR Slim Jim All-Pro Series event and weekly shows in the NASCAR Winston Racing Series. The Company plans to build a new racing facility at a site to be determined in the greater Nashville metropolitan area.

Gaming
Dover Downs has presented pari-mutuel harness racing events for 30 consecutive years. On December 29, 1995, the Company introduced video lottery (slot) machines to its entertainment mix.

Under an agreement with Caesars, a leader in the gaming industry, Caesars supervises, manages, markets and operates the Company's video lottery operations. The Las Vegas-style, air-conditioned "video lottery casino" housing the gaming operations was designed and built using expertise from Caesars.

On June 16, 1998, the Dover Planning Commission approved the Company's plans for expansion of the casino gaming facility and improvements to the Company's Garden Cafe and simulcasting parlor.

Dover Downs is a "Licensed Agent" authorized to conduct video lottery operations under the Delaware State Lottery Code. Pursuant to
Delaware's Horse Racing Redevelopment Act enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery operations.

Dover Downs is permitted by law to set its payout to customers between 87% and 95%. Prior approval from the Director of the Delaware State Lottery Office would be required for any payout in excess of 95%.
Since inception of its operations on December 29, 1995, Dover Downs has maintained an average payout of 90.1%.

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

The harness horse racing track is a five-eighths mile track and is lighted for nighttime operations. The track is located inside the one-mile auto racing superspeedway. The configuration offers turns with a wider than normal turning radius and 6 degree banking. This allows trotting and pacing horses to remain in full stride through the turns. The result has been higher than normal speeds attained by horses in competition. With the start of the race season beginning November 1996, live harness races conducted at Dover Downs were simulcast to tracks and other off-track betting locations across North America, and during 1998, were transmitted to more than 330 tracks and off-track betting locations nationwide.

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

With the recent expansion of its simulcasting operations, pari-mutuel wagering is now on a year-round basis. For the fiscal years ended June 30, 1996, 1997, and 1998, the Company had 201, 363 and 363 simulcast racing dates, respectively.

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

Competition
Motorsports
The Company's racing events compete with other racing events sanctioned by various racing bodies, such as CART (Championship Auto Racing Teams), IRL (Indy Racing League) and the NHRA (National Hot Rod Association), and with other sports and other recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at separate tracks, in competition with the NASCAR-sanctioned event dates. In addition, motorsports facilities compete with one another for the patronage of motor racing spectators, and with other sports and entertainment businesses. The quality of the competition, type of racing event, caliber of the events, sight lines, ticket pricing, location, and customer conveniences, among other things, distinguish the motorsports facilities.

The two speedways closest to Dover Downs International Speedway that currently sponsor Winston Cup races are in Richmond, Virginia (approximately four hours to the South) and Pocono International Raceway in Long Pond, Pennsylvania (approximately three and a half hours to the North). Nazareth Speedway in Nazareth, Pennsylvania (approximately two hours to the North) currently conducts Busch Series, NASCAR Craftsman Truck and CART races. Based on historical data, management does not believe that any of these facilities significantly impact operations at Dover Downs International Speedway. In recent years, the Company's NASCAR-sanctioned Winston Cup events have all sold out well in advance of the race.

The speedways closest to the Nashville Speedway are the Atlanta Motor Speedway (approximately three hours to the southeast) and Talladega Superspeedway (approximately three and one-half hours to the south). Atlanta Motor Speedway hosts two Winston Cup races, two Busch Series races and one IRL race. Talladega Superspeedway hosts two Winston Cup races and one Busch Series race. Based on historical data, management does not believe that any of these facilities significantly impacts operations at the Nashville Speedway, although they may impact the Company's ability to secure additional events in the future.

Gaming
The legalization of additional casino and other gaming venues in states close to Delaware, particularly Maryland, Pennsylvania and New Jersey, may have a material adverse effect on the Company's business. From time to time, legislation has been introduced in these states that would further expand gambling opportunities, including video lottery
(slot) machines at horse-tracks.

At present, video lottery (slot) machines are only permitted at two other locations in Delaware: Delaware Park and Harrington Raceway. Delaware Park and Harrington Raceway presently have in operation 1,000 and 702 machines, respectively. The neighboring states of Pennsylvania and Maryland do not presently permit video lottery operations. Pennsylvania, Maryland and New Jersey all have state-run lotteries.

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

Seasonality
The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to its motorsports events which are currently held in June and September. As a result, the Company's business has been, and is expected to remain, highly seasonal. The seasonality was offset to some degree by the year-round video lottery (slot) machine gaming operations and year-round simulcasting.

At June 30, 1998, the Company had a total of 401 full-time employees and 134 part-time employees. The Company hires temporary employees to assist during its auto racing events and its live harness racing season.

ITEM 2.        PROPERTIES
The Company maintains its headquarters, motorsports superspeedway, harness racetrack, and video lottery casino all on approximately 825 acres of land owned by the Company in Dover, Delaware. The Nashville racing facility is located on approximately 12 acres and is leased from the Metropolitan Board of Fair Commissioners. Subsequent to the completion of the merger with Grand Prix Association of Long Beach, the Company owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The racing facility in Madison, Illinois is located on 269 acres owned by the Company. The Company also leases 145 acres of land surrounding the speedway. The Millington, Tennessee racing facility is located on 375 acres of land owned by the Company.

ITEM 3.        LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceedings. The Company and its subsidiaries are engaged in ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
A Special Meeting of Shareholders of Dover Downs Entertainment, Inc. was held on June 30, 1998. The purpose of the meeting was to consider and vote upon the following:

     (i) the Merger with Grand Prix Association of Long Beach, (ii) the issuance of up to an aggregate of 2,793,946 shares of Dover Common Stock in order to effect the Merger, (iii) the assumption by Dover of the Grand Prix Options outstanding immediately prior to the effective date of the Merger, (iv) the amendment of the Dover Certificate of Incorporation to (a) increase the number of directors serving on the Board of Directors to ten (10) consisting of three (3) classes of directors each with three (3) year staggered terms, Class I to have four (4) members, Class II to have three (3) members and Class III to have three (3) members, (b) increase the number of shares of Dover Common Stock authorized for issuance from 35,000,000 shares to 75,000,000 shares and (c) increase the number of shares of Dover Class A Common Stock authorized for issuance from 30,000,000 shares to 55,000,000 shares and (v) election of one (1) additional Class I Director to the Dover Board of Directors for the remainder of a three-year term expiring in 2000.

The results of the votes of security holders are as follows:

                 Votes Cast                                      Broker
               For           Against        Abstentions        Non-Votes
     i)    12,837,942          8,921             1,953           683,704
     ii)   12,831,802         10,998             6,016           683,704
     iii)  12,814,487         18,353            15,976           683,704
     iv)   12,895,865        628,945             7,710              -
     v)    13,507,714         14,790            10,017              -

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
The Common Stock of Dover Downs Entertainment, Inc. has traded on the New York Stock Exchange under the symbol "DVD" since the Company's initial public offering on October 3, 1996. There is no established public trading market for the Company's Class A Common Stock. As of July 31, 1998, there were 5,517,179 shares of Common Stock and 12,249,380 shares of Class A Common Stock outstanding. There were 636 record holders of Common Stock and 13 record holders of Class A Common Stock at July 31, 1998.

The range of share prices for the Common Stock on the New York Stock Exchange and per share dividends paid on Common Stock for the fiscal years ended June 30, 1998 and 1997 are as follows:


                                Prices                    Dividends
                       1998                1997          1998   1997
                    High       Low      High     Low
Fiscal Quarter
  First ......    $21 1/8    $16 3/4    $   -     $    -       $.08    $ -
  Second .....     23 9/16    19 7/16    26 7/8    17 1/4       .08      -
  Third ......     30         21 3/8     20 1/2    16 5/8       .08     .08
  Fourth .....     33 5/8     28 3/8     19 7/8    16 1/8       .08     .08

ITEM 6.         SELECTED FINANCIAL DATA

                        Five Year Selected Financial Data
                  (Dollars in Thousands, Except Per Share Data)

Year Ended June 30,        1998       1997       1996       1995      1994
Revenues:
   Motorsports           $ 25,874   $ 20,516   $18,110    $16,282    $13,561
   Gaming (1)             115,071     81,162    31,980      1,250        796
                          140,945    101,678    50,090     17,532     14,357
Earnings before
  income taxes             37,655     28,239    15,593      7,239      5,791
Net earnings               21,913     16,472     9,196      4,284      3,562
Earnings per
 common share-basic          1.44       1.11       .67        .31        .26
             -diluted        1.40       1.08       .63        .30        .26
Dividends per
 common share                 .32        .16       -          -          -
At June 30,
Total assets             $ 95,777   $ 71,261   $42,311    $25,422    $19,776
Long-term debt, less
  current portion             741        760       766        698        776
Shareholders' equity     $ 71,365   $ 54,300   $23,715    $14,225    $ 9,923

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Fiscal Year 1998 Compared With Fiscal Year 1997
Revenues increased by $39,267,000 to $140,945,000 primarily as a result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 869 in fiscal 1997 to 1,000 machines during the entire fiscal year ended June 30, 1998. More significant marketing efforts also led to the increase in revenue in fiscal 1998. Motorsports revenues increased by $5,358,000 or 26.1% to $25,874,000. Approximately $1,791,000 of the revenue increase resulted from increased attendance, $295,000 from increased ticket prices, and $1,692,000 from the inclusion of the operating results of Nashville Speedway USA in the consolidated results of Dover Downs Entertainment, Inc. for six months in fiscal 1998. The remainder of the increase was from increased sponsorship, concessions and marketing related revenues.

Operating expenses increased by $28,316,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $14,902,000 in 1998. Amounts allocated from the video lottery operation for harness horse racing purses were $12,721,000 in 1998 compared with $9,157,000 in 1997. Advertising, promotional and customer complimentary cost increases of $2,534,000 were the other significant cost increases.

Motorsports' operating expenses increased principally due to a $358,000 increase in purse and sanction fee expenses and increased advertising costs of $626,000 as a result of the addition of motorsports events during the 1998 fiscal year. The inclusion of the operating results of Nashville Speedway USA in the consolidated results of Dover Downs Entertainment, Inc. for six months in fiscal 1998 is the other significant operating cost increase.

Depreciation increased by $623,000 or 29.9% to $2,707,000 from $2,084,000 as a result of a full year of depreciation expense related to the Company's video lottery casino expansion being recognized in 1998 compared with the eight months in 1997. Capital expenditures for the expansion of the Company's motorsports facilities also contributed to the increase in depreciation.

General and administrative expenses increased by $1,345,000 to $4,410,000 from $3,065,000. Wage and benefit costs increased by $469,000 and consulting and professional services increased by $223,000 principally due to the Company's expansion of video lottery (slot) machine operations and the acquisition of Nashville Speedway USA.

The Company's effective income tax rates for fiscal 1998 and fiscal 1997 were 41.8% and 41.7%, respectively.

Net earnings increased by $5,441,000 due to the expansion of the video lottery (slot) machine operation and increased marketing efforts in the casino. The net earnings increase is also due to higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1997 and June 1998.

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

Liquidity and Capital Resources
Cash flow from operations for the three years ended June 30, 1998, 1997, and 1996 was $28,991,000, $18,600,000, and $15,317,000
respectively. The significant increase in fiscal 1998 reflected the Company's higher net earnings and increased non-cash charges.

Capital expenditures for the year ended June 30, 1998 were $7,504,000 and related primarily to the expansion of and improvements to the racing facility as well to expansion of the administrative facilities. The 1998 expenditures were less than in 1997 and 1996 as the Company was constructing or expanding the casino facility in those years.

Capital expenditures for the year ended June 30, 1997 of $16,841,000 related primarily to the purchase of land for $1,060,000, the expansion of the casino for $5,124,000, and the construction of additional permanent motorsports seating for $8,061,000. The capital expenditures were primarily funded with the proceeds from the Company's initial public stock offering.

Capital expenditures for the year ended June 30, 1996 of $18,936,000 related to the construction of the casino facility for $1,790,000, the acquisition and improvement of land and construction of additional permanent motorsports grandstand seating and luxury skyboxes, as well as a resurfacing of the raceway.

Effective January 2, 1998, the Company acquired all of the outstanding common stock of Nashville Speedway USA, Inc. for $3,000,000 in cash from available funds.

The Company and Grand Prix Association of Long Beach, Inc. ("Grand Prix") entered into an Agreement and Plan of Merger on March 26, 1998, pursuant to which Grand Prix would become a wholly owned subsidiary of the Company. The merger, which closed on July 1, 1998, was structured as a tax-free exchange whereby each shareholder of Grand Prix received
 .63 shares of common stock of Dover Downs Entertainment, Inc. ("Dover") for each share of common stock of Grand Prix owned by such shareholder.

The Company purchased 680,000 shares of common stock of Grand Prix from two non-management shareholders in March of 1998 for $10,540,000.

The Company has an annually renewable, $20,000,000 committed revolving line of credit from a bank to provide seasonal funding needs and to finance capital improvements. The Company was in compliance with all terms of the facility and there were no amounts outstanding at June 30, 1998.

Impact of Recent Accounting Pronouncements
In June 1997, The Financial Accounting Standards Board (FASB)issued SFAS No. 130, Reporting Comprehensive Income. This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this standard on July 1, 1998, as required. The adoption of this standard will not impact results of operations or financial condition.

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

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which is effective for financial statements issued for periods beginning after December 15, 1997. This statement standardizes the disclosure requirements of previous standards. The adoption of this standard will not impact results of operations or financial condition.

Year 2000 Issues
The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments include a review of what systems and equipment need to be changed or replaced in order to function correctly. The Company believes its accounting and ticketing hardware and software are year 2000 compliant and no corrections will be needed to those systems as a result of the year 2000. The Delaware State Lottery has advised Dover that the systems employed in Dover's lottery operations will be made year 2000 compliant. The Company does not place substantial reliance on any other systems, and no systems have been found to need substantial correction.

Forward-Looking Statements
The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain such words as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

Various risks and uncertainties may affect the operation, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: general economic conditions, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, the ability to successfully integrate recently acquired companies, management retention and development, changes in Federal, State, and local laws and regulations, including environmental regulations, weather, relationships with sponsors, broadcast media and sanctioning bodies as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the Independent Auditors' Report included in this report are shown on the Index to the Consolidated Financial Statements on page 18.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 30, 1998.

Executive Officers of the Registrant.  As of June 30, 1998, the
Executive Officers of the registrant were:

Name                    Position                      Age    Term of Office

Robert M. Comollo       Treasurer                     50     11/81 to date

Timothy R. Horne        Vice President-Finance        32     11/96 to date

Michael B. Kinnard      Vice President-               40     6/94  to date
                        General Counsel and
                        Secretary

Denis McGlynn           President and                 52     11/79 to date
                        Chief Executive Officer

John W. Rollins, Sr.    Chairman of the Board         82     10/96 to date

Eugene W. Weaver        Senior Vice President-        65     10/96 to date
                        Administration
                        Vice President-Finance               1970 to 10/96



Robert M. Comollo has been employed by the Company for 18 years, of which 17 years have been in the capacity of Treasurer.

Timothy R. Horne became Vice President-Finance in November of 1996. From 1988 until 1996, Mr. Horne was employed by KPMG Peat Marwick LLP, where he most recently served as an assurance senior manager.

Michael B. Kinnard has been Vice President-General Counsel to the Company since 1994. Mr. Kinnard also serves as Vice President-General Counsel and Secretary to Matlack Systems, Inc. and Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. Prior to 1995, Mr. Kinnard was a partner in the law firm of Baker, Worthington, Crossley, Stansberry & Woolf (now known as Baker, Donelson, Bearman & Caldwell).

ITEM 11.   EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 30, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 30, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 1998, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 12.1% and 11.4% of the outstanding shares of common stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively, at June 30, 1998. The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Related Party Transactions" on page 33 of this 1998 Annual Report on Form 10-K.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits

  (1) Financial Statements - See accompanying Index to Consolidated Financial Statements on page 16.

  (2)  Financial Statement Schedules - None.

  (3)  Exhibits:
       2.1 Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Downs Entertainment, Inc., Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       2.2 Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Downs Entertainment, Inc. FOG Acquisition Corp., and Grand Prix Association of Long Beach as filed with the Company's Registration Statement Number 333-53077 on Form S-4 on May 19, 1998 is incorporated herein by reference.

       3.1 Certificate of Incorporation of Dover Downs Entertainment, Inc., amended June 14, 1996, and further amended on June 28, 1996 as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       3.2 Amended and Restated Bylaws of Dover Downs Entertainment, Inc. incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1997.

       3.3 Amendment to Certificate of Incorporation of Dover Downs Entertainment, Inc. dated June 30, 1998.

       3.4 Amendment to Bylaws of Dover Downs Entertainment, Inc. dated June 30, 1998.

       4.2 Rights Agreement dated as of June 14, 1996 between Dover Downs Entertainment, Inc. and ChaseMellon Shareholder Services, L.L.C. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.


       10.1   Credit Agreement between PNC Bank and Dover Downs
              Entertainment, Inc. dated January 31, 1997 incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1997.

       10.2 Dover Downs Entertainment, Inc. $20 Million Dollar Committed Line of Credit Note in favor of PNC Bank dated January 31, 1997 incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1997.

       10.5 Guaranty and Suretyship Agreement dated January 30, 1998 in favor of PNC Bank.

       10.6   Amendment to Loan Documents dated January 30, 1998.

       10.7 Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated May 10, 1995 as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       10.9 Dover Downs Entertainment, Inc. 1996 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       10.10 Dover Downs Entertainment, Inc. 1991 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       21.1   Subsidiaries

       23.1   Consent of Independent Accountants

       27     Financial Data Schedule for current Fiscal Year ended June
              30, 1998

       27.1   Restated Financial Data Schedule for Quarter ended
              September 30, 1997

       27.2   Restated Financial Data Schedule for Fiscal Year ended June
              30, 1997

       27.3   Restated Financial Data Schedule for Quarter ended April
              30, 1997

       27.4   Restated Financial Data Schedule for Quarter ended January
              31, 1997

       27.5   Restated Financial Data Schedule for Quarter ended October
              31, 1996


(b) Reports on Form 8-K

A Form 8-K was filed by Dover Downs Entertainment, Inc. on April 13, 1998 to disclose that the Company, FOG Acquisition Corporation and Grand Prix Association of Long Beach, Inc. entered into an agreement and Plan of Merger dated March 26, 1998. Also disclosed was the passage of legislation permitting an additional 1,000 slot machines at any of the currently licensed facilities in the State of Delaware and eliminating the existing sunset provision for the state's video lottery operations.

A Form 8-K was filed by Dover Downs Entertainment, Inc. on July 15, 1998 to disclose that the Company had completed its acquisition of Grand Prix Association of Long Beach.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 31, 1998             DOVER DOWNS ENTERTAINMENT, INC.
                                              Registrant


                                   BY:/s/ Denis McGlynn
                                      Denis McGlynn
                                      President and Chief Executive Officer
                                      and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Timothy R. Horne           Vice President-Finance            August 31, 1998
Timothy R. Horne


/s/ John W. Rollins            Chairman of the Board             August 31, 1998
John W. Rollins


/s/ Henry B. Tippie            Vice Chairman of the Board        August 31, 1998
Henry B. Tippie


/s/ Eugene W. Weaver           Senior Vice President-            August 31, 1998
Eugene W. Weaver               Administration
                               and Director


/s/ John W. Rollins, Jr.       Director                          August 31, 1998
John W. Rollins, Jr.


/s/ Patrick J. Bagley          Director                          August 31, 1998
Patrick J. Bagley

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page(s)
    Independent Auditors' Reports on Financial Statements              19

    Consolidated Statement of Earnings for the years
       ended June 30, 1998, 1997 and 1996                              20

    Consolidated Balance Sheet at June 30, 1998 and 1997               21

    Consolidated Statement of Cash Flows for the years
       ended June 30, 1998, 1997 and 1996                              22

    Notes to Consolidated Financial Statements                        23-30

Independent Auditors' Report

The Shareholders and Board of Directors,
  Dover Downs Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings and of cash flows for each of the years in the three year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
July 17, 1998


CONSOLIDATED STATEMENT OF EARNINGS
                                            Year ended June 30,
                                    1998             1997             1996
Revenues:
  Motorsports                   $ 25,874,000     $ 20,516,000     $18,110,000
  Gaming                         115,071,000       81,162,000      31,980,000
  Total revenues                 140,945,000      101,678,000      50,090,000
Expenses:
  Operating                       96,875,000       68,559,000      30,699,000
  Depreciation                     2,707,000        2,084,000       1,469,000
  General and
    administrative                 4,410,000        3,065,000       2,073,000
                                 103,992,000       73,708,000      34,241,000
Operating earnings                36,953,000       27,970,000      15,849,000
Interest (income) expense           (702,000)        (269,000)        256,000
Earnings before
  income taxes                    37,655,000       28,239,000      15,593,000
Income taxes                      15,742,000       11,767,000       6,397,000
Net earnings                    $ 21,913,000     $ 16,472,000     $ 9,196,000
Earnings per common share:
  Basic                         $       1.44     $       1.11     $       .67
  Diluted                       $       1.40     $       1.08     $       .63
Average shares
 outstanding (000):
  Basic                               15,246           14,856          13,723
  Diluted                             15,603           15,275          14,511
















The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
                                                           June 30
                                                     1998             1997
ASSETS
Current assets:
  Cash and cash equivalents                      $ 18,694,000     $ 15,503,000
  Accounts receivable                               2,818,000        1,613,000
  Due from State of Delaware                        2,099,000        1,983,000
  Inventories                                         310,000          402,000
  Prepaid expenses                                  2,319,000          775,000
  Deferred income taxes                               328,000          124,000
    Total current assets                           26,568,000       20,400,000
Property, plant and equipment, at cost
  Land                                             10,563,000       10,563,000
  Casino facility                                  11,548,000       11,566,000
  Racing facilities                                44,877,000       38,546,000
  Machinery and equipment                           5,785,000        5,357,000
  Furniture and fixtures                              659,000          573,000
  Construction in progress                            799,000           83,000
                                                   74,231,000       66,688,000
    Less accumulated depreciation                 (18,456,000)     (15,827,000)
                                                   55,775,000       50,861,000
Investments                                        10,540,000           -
Goodwill, net                                       2,894,000           -
    Total assets                                 $ 95,777,000     $ 71,261,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  2,343,000     $  1,860,000
  Purses due horsemen                               1,885,000        1,387,000
  Accrued liabilities                               5,006,000        2,280,000
  Income taxes payable                              3,951,000        2,507,000
  Current portion of long-term debt                    19,000           19,000
  Deferred revenue                                  9,755,000        7,542,000
    Total current liabilities                      22,959,000       15,595,000
Long-term debt                                        741,000          760,000
Deferred income taxes                                 712,000          606,000
Commitments (see Notes to the
  Consolidated Financial Statements)
Shareholders' equity:
  Preferred stock, $.10 par value;
    1,000,000 shares authorized;
    issued and outstanding: none
  Common stock, $.10 par value;
    75,000,000 shares authorized;
    issued and outstanding:
    1998-2,998,950; 1997-2,939,000                    300,000          294,000
  Class A common stock, $.10 par value;
    55,000,000 shares authorized;
    issued and outstanding:
    1998-12,249,380 shares;
    1997-12,286,830 shares                          1,225,000        1,229,000
  Additional paid-in capital                       21,109,000       21,081,000
  Retained earnings                                48,731,000       31,696,000
    Total shareholders' equity                     71,365,000       54,300,000
    Total liabilities and
        shareholders' equity                     $ 95,777,000     $ 71,261,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Years ended June 30,
                                     1998            1997            1996
Cash flows from operating activities:
  Net earnings                    $21,913,000     $16,472,000     $ 9,196,000
  Adjustments to reconcile
    net earnings to net cash
    provided by operating
    activities:
  Depreciation                      2,707,000       2,084,000       1,469,000
  Loss on disposition of
    property                            3,000           -              -
  (Increase) decrease in assets:
    Accounts receivable            (1,180,000)       (392,000)         48,000
    Due from affiliate                  -               -             333,000
    Due from State of Delaware       (116,000)     (1,082,000)       (901,000)
    Inventories                        92,000         (46,000)       (250,000)
    Prepaid expenses               (1,539,000)       (242,000)        (39,000)
  Increase (decrease)
      in liabilities:
    Accounts payable                  335,000         671,000         152,000
    Purses due horsemen               498,000         (49,000)      1,436,000
      Accrued liabilities           2,719,000         (88,000)      1,497,000
      Current and deferred
      income taxes                  1,346,000        (267,000)      1,927,000
      Deferred revenue              2,213,000       1,539,000         449,000
    Net cash provided by
    operating activities           28,991,000      18,600,000      15,317,000
Cash flows from investing
  activities:
  Sale of short-term
  investments                          -               -            3,200,000
  Investment in Grand Prix
  Association of Long Beach       (10,540,000)         -                -
  Acquisition of business,
  net of cash acquired             (2,889,000)         -                -
  Capital expenditures             (7,504,000)    (16,841,000)    (18,936,000)
    Net cash used in investing
    activities                    (20,933,000)    (16,841,000)    (15,736,000)
Cash flows from financing
  activities:
  Short-term borrowings
  (repayments)                         -           (3,500,000)      3,500,000
  Repayment of long-term
  debt                                (19,000)         (9,000)       (786,000)
  Repayment to shareholder             -               -             (200,000)
  Net proceeds from initial
  public offering                      -           16,360,000          -
  Dividends paid                   (4,878,000)     (2,429,000)         -
  Proceeds from stock options
  exercised, including related
  tax benefit                          30,000         182,000         294,000


    Net cash (used in)
    provided by financing
    activities                     (4,867,000)     10,604,000       2,808,000
Net increase in cash and
cash equivalents                    3,191,000      12,363,000       2,389,000
Cash and cash equivalents,
beginning of year                  15,503,000       3,140,000         751,000
Cash and cash equivalents,
end of year                       $18,694,000     $15,503,000     $ 3,140,000
Supplemental disclosures of
cash flow information:
  Interest paid                   $    61,000     $   168,000     $   373,000
  Income taxes paid               $14,395,000     $12,034,000     $ 4,413,000
Non-cash investing and
financing activities:
  Land acquired                   $    -          $     -         $ 1,300,000
  Cash paid                       $    -          $     -         $  (500,000)
  Mortgage incurred               $    -          $     -         $   800,000





The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1-Business Operations
Dover Downs Entertainment, Inc. (the Company or Dover Downs) owns and operates the Dover Downs International Speedway and the Dover Downs Raceway at a multi-purpose gaming and entertainment complex located on approximately 825 acres owned by the Company in Dover, Delaware. The Company hosts a variety of NASCAR and Indy Racing League (IRL) sanctioned events and harness horse racing events throughout the year. With expanded facilities completed at the end of 1995, the Company is now open 363 days per year both for video lottery (slot) machine gaming and for pari-mutuel wagering on simulcast harness and thoroughbred horse races across the country. Video lottery (slot) machine gaming began on December 29, 1995 pursuant to video lottery legislation enacted in the State of Delaware.

Dover Downs also operates the historic NASCAR racing facility at the Tennessee State Fairgrounds in Nashville, Tennessee ("Nashville
Speedway"). Nashville Speedway's current racing schedule includes events in several NASCAR Series.

Dover Downs, Inc. is authorized to conduct video lottery operations as a "Licensed Agent" under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act, enacted in 1994, the
Delaware State Lottery Office administers and controls the operation of the video lottery.

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

All common share and per share amounts have been restated to give effect to the reorganization assuming the transaction had occurred on June 30, 1995. Results of operations for all prior years were not affected by the reorganization.

On July 14, 1997, the Company changed its fiscal year-end from July 31 to June 30 and has accordingly presented restated results for the two years ended June 30, 1997. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The change in year-end did not have a significant effect upon previously reported earnings.

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

Advertising costs-Subsequent to the opening of the Company's casino facility in December of 1995, all advertising costs are expensed as incurred.

Earnings per share-The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                   1998         1997         1996
           Basic EPS               15,246       14,856       13,723
           Effect of options          357          419          788
           Diluted EPS             15,603       15,275       14,511


Cash and cash equivalents-The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories-Inventories, primarily food, beverage and novelty items, are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) basis.

Property, plant and equipment-Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Racing and casino facilities                    10 - 40 years
Machinery and equipment                          5 - 10 years
Furniture and fixtures                           5 years

Goodwill-Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized over a period of 40 years.

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

Fair Values of Financial Instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value at June 30, 1998.

Accounting for Stock Options-The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 1996. SFAS No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion, No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method.

NOTE 4-Indebtedness
The Company has an annually renewable, $20,000,000 committed revolving line of credit from a bank to satisfy seasonal funding needs and to finance capital improvements. The Company must pay an annual commitment fee of 7.5 basis points on the average unused portion of the commitment and interest monthly on amounts outstanding at the bank's prime minus three-quarters of one percent. There were no amounts outstanding at June 30, 1998 or 1997.

Long-term debt consists of an 8% mortgage note payable in quarterly principal and interest installments through January 2006, and collateralized by land with a carrying value of $1,300,000. The mortgage note matures as follows: 1999-$19,000; 2000-$22,000; 2001-$24,000; 2002-$26,000; 2003-28,000 and thereafter $641,000.

NOTE 5-Income Taxes
The current and deferred income tax provisions (benefit) are as follows:

                                                  Years ended June 30,
                                       1998            1997            1996
Current:
  Federal                         $12,544,000     $ 9,207,000     $ 4,971,000
  State                             3,296,000       2,498,000       1,329,000
                                   15,840,000      11,705,000       6,300,000
Deferred:
  Federal                             (78,000)         49,000          81,000
  State                               (20,000)         13,000          16,000
                                      (98,000)         62,000          97,000
Total income taxes                $15,742,000     $11,767,000     $ 6,397,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to depreciation using different methods for tax purposes.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                                  Years ended June 30,
                                               1998        1997        1996
Federal tax at statutory rate                  35.0%       35.0%       35.0%
State taxes, net of federal benefit             5.7%        5.7%        5.7%
Other                                           1.1%        1.0%         .3%
  Effective income tax rate                    41.8%       41.7%       41.0%

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


The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at June 30, 1998:

Actuarial present value of accumulated benefit obligation:

  Vested                                     $413,216
  Non-vested                                  139,693
                                             $552,909

Projected benefit obligation                 $924,846
Plan assets at market value                   687,431
Funded status                                (237,415)
Unrecognized net loss                         110,925
Unrecognized prior service cost               173,476
Prepaid pension cost                         $ 46,986

At June 30, 1998, the assets of the plan were invested 60% in equity funds, 39% in intermediate bond funds and the balance in other short-term interest-bearing accounts. The discount rate in 1998 and 1997, was 7.5% and 8%, respectively. The assumed rate of compensation increase was 5% in both years. The expected long-term rate of return on assets was 9% for 1998 and 1997.

The components of net periodic pension cost for 1998 are as follows:

Service cost                                 $131,829
Interest cost                                  52,864
Return on plan assets                        (104,185)
Net amortization                               32,775
Deferral of net gain                           62,893
                                             $176,176

Net periodic pension costs for 1997 and 1996 were $77,007 and $24,000, respectively.

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

NOTE 7-Shareholders' Equity
Changes in the components of shareholder's equity are
as follows:
                                                           $.10 Par
                                              $.10 Par       Value
                                                Value       Class A        Additional
                                               Common        Common         Paid-in         Retained
                                                Stock        Stock          Capital         Earnings
Balance at June 30, 1995                    $     -       $1,372,000      $ 4,396,000     $ 8,457,000
Net earnings                                                                                9,196,000
Exercise of stock options                                     21,000          171,000
Tax benefit related to stock
  option plans                                                                102,000
Balance at June 30, 1996                          -        1,393,000        4,669,000      17,653,000
Net earnings                                                                               16,472,000
Issuance of common stock, net                 288,000       (180,000)      16,252,000
Dividends on common stock,
  $.16 per share                                                                           (2,429,000)
Exercise of stock options                                     22,000          160,000
Conversion of Class A shares                    6,000         (6,000)
Balance at June 30, 1997                      294,000      1,229,000       21,081,000      31,696,000
Net earnings                                                                               21,913,000
Dividends on common stock,
  $.32 per share                                                                           (4,878,000)
Exercise of stock options                                      2,000           28,000
Conversion of Class A shares                    6,000         (6,000)
Balance at June 30, 1998                    $ 300,000     $1,225,000      $21,109,000     $48,731,000

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

The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. Options granted under the 1991 Stock Option Plan are exercisable for Class A Common Stock while options granted under the 1996 Stock Option Plan are exercisable for Common Stock. The 1991 Stock Option Plan has been amended so that no additional options may be granted thereunder. The 1991 and 1996 stock options have 7 and 8 year terms, respectively, and generally vest equally over a period of 5 and 6 years from the date of grant, respectively. In all other material respects, the 1991 Stock Option Plan is structured the same as the 1996 Stock Option Plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black Scholes option-pricing model with the following assumptions: expected dividend yield - .46%, risk-free interest rate - 5.3%, an expected life of six years and volatility of 26%. Had compensation cost been recognized in accordance with SFAS No. 123, the Company's diluted earnings per share disclosed in the accompanying financial statements would be reduced by less than $.03 and $.01 per share in 1998 and 1997 respectively.

Option activity was as follows:
                                                        June 30
                                             1998         1997        1996
Number of options:
Outstanding at beginning of year           472,764       585,000     787,500
Granted                                     67,500       112,764       -
Exercised                                  (22,500)     (225,000)   (202,500)
Outstanding at June 30                     517,764       472,764     585,000
At June 30:
Options available for grant                569,736       637,236     750,000
Options exercisable                        131,000        22,500      90,000
Weighted Average
  Exercise Price
  Options granted                          $ 23.16      $  17.13         -
  Options exercised                        $  1.33      $    .81    $    .95
  Options outstanding                      $  6.75      $   5.10    $   1.13
  Options exercisable                      $  3.56      $   1.33    $    .46

NOTE 8-Related Party Transactions
In prior years, management services were provided to a company principally-owned by the majority shareholder. Management fees for the year ended June 30, 1996 were $122,000. In June 1996, the Company acquired for cash several tracts of undeveloped land comprising a total of 206 acres for $6,200,000 from a company wholly-owned by the majority shareholder. The purchase price was determined on the basis of an independent appraisal performed in 1996. During the years ended June 30, 1998, 1997 and 1996, the Company purchased certain paving, site work and construction services involving total payments of $374,971, $584,000 and $586,000 from a company wholly-owned by an employee/director. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies in 1998, 1997 and 1996. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $283,000, $178,000 and $36,000 in 1998, 1997 and 1996,
respectively.

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

NOTE 9-Business Segment Information
The Company's operations are in motorsports and gaming. Revenues, operating earnings, identifiable assets, capital expenditures and depreciation pertaining to these business segments are presented below:

                                 Motorsports        Gaming       Consolidated

Year ended June 30, 1998
  Revenue                        $25,874,000     $115,071,000    $140,945,000
  Operating earnings              12,506,000       24,447,000      36,953,000
  Identifiable assets
  at year-end                     57,739,000       38,038,000      95,777,000
  Capital expenditures             6,085,000        1,419,000       7,504,000
  Depreciation                   $ 1,237,000     $  1,470,000    $  2,707,000
Year ended June 30, 1997
  Revenue                        $20,516,000     $ 81,162,000    $101,678,000
  Operating earnings              11,079,000       16,891,000      27,970,000
  Identifiable assets
  at year-end                     34,801,000       36,460,000      71,261,000
  Capital expenditures             9,496,000        7,345,000      16,841,000
  Depreciation                   $   981,000     $  1,103,000    $  2,084,000
Year ended June 30, 1996
  Revenue                        $18,110,000     $ 31,980,000    $ 50,090,000
  Operating earnings              10,040,000        5,809,000      15,849,000
  Identifiable assets
  at year-end                     26,489,000       15,822,000      42,311,000
  Capital expenditures            10,119,000        8,817,000      18,936,000
  Depreciation                   $   952,000     $    517,000    $  1,469,000


NOTE 10-Commitments
The Company leases the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring in 2007. Total rental expense charged to the Company is a function of the profitability of the Nashville operation and was $66,000 for the six months ended June 30, 1998.

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). The initial term of the agreement expires in December 1998 and Caesars has two additional three-year renewal options which Dover Downs may void if certain financial results are not achieved. Caesars acts as the exclusive agent to supervise, market, manage and operate the Company's video lottery operations. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Caesars' performance-based fee for such services was $7,093,882 in fiscal 1998, $5,184,908 in fiscal 1997 and $2,260,909 in fiscal 1996. Amounts due to Caesars at June 30, 1998 and 1997 totaled $1,246,064 and $431,464, respectively and are included in accrued liabilities.

The Company has entered into several sanctioning agreements to conduct various motorsports events at Dover Downs International Speedway and Nashville Speedway, as well as newly acquired venues in Long Beach, California; Madison, Illinois and Millington, Tennessee. The Company has held NASCAR-sanctioned events for 30 consecutive years. Nonrenewal of a NASCAR event license would have a material adverse effect on the Company's financial condition and results of operations.

NOTE 11-Subsequent Events - Grand Prix Association of Long Beach
Acquisition
On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company. Grand Prix developed and operates the Grand Prix of Long Beach, an annual temporary circuit event which has been run in the streets of Long Beach, California for 25 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 2,510,700 shares of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6 % of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations.


NOTE 12-Quarterly Results (unaudited)

                        September 30  December 31  March 31   June 30
1998
Revenues                     $38,821        $25,962       $31,735     $44,427
Gross profit                  14,301          5,236         6,649      15,177
Net earnings                   7,833          2,518         3,295       8,267
Earnings per
  common share (diluted)     $   .50        $   .16       $   .21     $   .53

1997
Revenues                     $27,226        $17,246       $21,684     $35,522
Gross profit                  10,624          2,836         4,548      13,027
Net earnings                   5,659          1,291         2,322       7,200
Earnings per
  common share (diluted)     $   .39        $   .08       $   .15     $   .46

                                                                 Exhibit 21.1




                         DOVER DOWNS ENTERTAINMENT, INC.

                   Subsidiaries of Registrant at June 30, 1998





               Dover Downs, Inc.

               Dover Downs International Speedway, Inc.

               Dover Downs Properties, Inc.

               Nashville Speedway USA, Inc.



                                                                 Exhibit 23



The Board of Directors and Shareholders
     Dover Downs Entertainment, Inc.


We consent to the incorporation by reference in the registration statement (No. 333-8147) on Form S-3 of Dover Downs Entertainment, Inc. of our report dated July 17, 1998 relating to the consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 1998, which report appears in the June 30, 1998 annual report on Form 10-K of Dover Downs Entertainment, Inc.






                                            KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
August 28, 1998