Form 10-Q
period 1998-09-30
DOVER DOWNS ENTERTAINMENT INC
filed 1998-11-02
CIK 1017673

Page 1 of 11

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                                 OR

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


                                                 Yes   X     No


         As of September 30, 1998, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 11,124,974 shares
          Class A common stock - 24,415,260 shares

FORM 10-Q                                                Page 2 of 11

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

  C. Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                             Three Months Ended
                                                September 30,
                                               1998      1997

     Basic EPS                                35,538    30,475
     Effect of Options                         1,082       671
     Diluted EPS                              36,620    31,146

No adjustments to net income available to common shareholders were required during the periods presented.

  D. Pro-Forma Financial Information
     On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company. Grand Prix developed and operates the Grand Prix of Long Beach, an

FORM 10-Q                                                Page 3 of 11

annual temporary circuit event which has been run in the streets of Long Beach, California for 25 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 2,518,229 shares (5,036,458 shares after stock split) of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6% of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations and, accordingly, the operating results of Grand Prix have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at July 1, 1998. The Company does not believe that the final purchase price allocation will differ significantly from the purchase price allocation recorded at July 1, 1998. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):


     Current assets                     $  6,415
     Property and equipment               74,308
     Goodwill                             51,990
     Current liabilities                  (9,582)
     Deferred income taxes                (7,654)
     Notes and bonds payable             (23,970)
     Purchase price                     $ 91,507


The following summarized unaudited pro-forma statement of earnings information gives effect to the Grand Prix transaction as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the amortization of goodwill and additional depreciation expense. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                   Dover Downs Entertainment, Inc.
                        Pro-Forma Information
                  Quarter Ended September 30, 1997
                (In thousands, except per share data)

     Revenue                            $ 44,444
     Net earnings                       $  6,868
     Earnings per diluted share         $    .19

FORM 10-Q                                                Page 4 of 11

  E. Notes and Loans Payable
     Notes and loans payable as of September 30, 1998 are as follows:

SWIDA loan from Gateway redevelopment, net
  of $40,000 original issue discount
  (see below)                                        $ 21,460,000
First trust deed on Long Beach office note
  payable to bank; bearing interest at a
  variable rate of prime plus 2% per annum
  (10.25% at September 30, 1998); payable in
  fixed monthly installments of principal and
  interest of $7,000 through May 2002; final
  payment of principal and interest totaling
  $739,000 due June 2002                                  767,000
Second trust deed on Long Beach office note
  payable to bank; bearing interest at 7.519%
  per annum; payable in monthly installments
  of principal and interest of $6,000 through
  December 2012.                                          632,000
Mortgage note payable; bearing interest at a
  fixed rate of 8%; payable in fixed quarterly
  principal and interest installments through
  January 2006                                            755,000
Other                                                   1,044,000
                                                       24,658,000
Less: current portion                                  (1,504,000)
                                                     $ 23,154,000


A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan are irrevocably committed to complete all planned construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

FORM 10-Q                                                Page 5 of 11

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts



                                                   Quarter Ended
                                                   September 30,
                                                  1998       1997


Revenues:
  Motorsports                                   $ 21,155    $ 11,198
  Gaming (including win) (1)                      33,499      27,623
                                                  54,654      38,821

Expenses:
  Operating                                       35,338      23,903
  Depreciation and amortization                    1,796         617
  General and administrative                       3,054       1,067
                                                  40,188      25,587

Operating earnings                                14,466      13,234

Interest expense (income)                            389        (156)

Earnings before income taxes                      14,077      13,390

Income taxes                                       5,799       5,557

Net earnings                                    $  8,278    $  7,833

Earnings per common share (2)
          - Basic                               $    .23    $    .26
          - Diluted                             $    .23    $    .25

Average shares outstanding (000) (2)
          - Basic                                 35,538      30,475
          - Diluted                               36,620      31,146

Dividends paid per common share                 $    .04    $    .04



(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in Operating Expenses.

(2) 1997 amounts have been adjusted for a 2-for-1 stock split distributed on September 15, 1998.

FORM 10-Q                                                Page 6 of 11

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                            September 30, June 30,
                                                 1998       1998
ASSETS
Current assets:
 Cash and cash equivalents                     $ 21,101   $ 18,694
 Accounts receivable                              4,805      2,818
 Due from State of Delaware                       5,818      2,099
 Inventories                                        456        310
 Prepaid expenses                                 3,962      2,319
 Deferred income taxes                              338        328
   Total current assets                          36,480     26,568

Property, plant and equipment, net              131,926     55,775
Investments                                        -        10,540
Goodwill, net                                    54,522      2,894
   Total assets                                $222,928   $ 95,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $  5,556   $  2,343
 Purses due horsemen                              5,691      1,885
 Accrued liabilities                              6,537      5,006
 Income taxes payable                             6,274      3,951
 Current portion of long-term debt                1,504         19
 Deferred revenue                                 7,848      9,755
   Total current liabilities                     33,410     22,959

Long-term debt                                   23,154        741
Deferred income taxes                             7,888        712

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
 Preferred stock, $.10 par value;
   1,000,000 shares authorized; issued
   and outstanding:  none
 Common stock, $.10 par value;
   75,000,000 shares authorized; issued
   and outstanding: September - 11,124,974
   June - 5,997,900                               1,113        300
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: September - 24,415,260;
   June - 24,498,760                              2,442      1,225
 Additional paid-in capital                      99,324     21,109
 Retained earnings                               55,597     48,731
   Total shareholders' equity                   158,476     71,365
   Total liabilities and shareholders' equity  $222,928   $ 95,777

FORM 10-Q                                                Page 7 of 11

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands



                                                 Three Months Ended
                                                    September 30,
                                                  1998       1997

Cash flows from operating activities:
 Net earnings                                   $ 8,278     $ 7,833
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                1,796         617
     (Increase) decrease in assets:
       Accounts receivable                          258      (1,133)
       Due from State of Delaware                (3,719)     (3,183)
       Inventories                                  103          23
       Prepaid expenses                            (181)         14
     Increase (decrease) in liabilities:
       Accounts payable                             478         801
       Purses due horsemen                        3,806       3,228
       Accrued liabilities                       (1,978)      1,711
       Current and deferred income taxes          3,339       1,658
       Deferred revenue                          (5,204)     (4,475)
   Net cash provided by operating activities      6,976       7,094

Cash flows from investing activities:
 Capital expenditures                            (4,574)       (703)
 Cash acquired in Grand Prix transaction          1,490        -
   Net cash used in investing activities         (3,084)       (703)

Cash flows from financing activities:
 Dividends paid                                  (1,413)     (1,217)
 Repayment of long-term debt                        (72)         (5)
 Proceeds of stock options exercised                -            30
   Net cash used in financing activities         (1,485)     (1,192)

Net increase in cash and cash equivalents         2,407       5,199

Cash and cash equivalents, beginning of period   18,694      15,503
Cash and cash equivalents, end of period        $21,101     $20,702

Supplemental information:
 Cash paid for:
  Interest paid                                 $ 1,048     $    16
  Income taxes paid                             $ 2,460     $ 3,899

 Non-cash investing activities:
  Stock issued for business acquisition          91,507        _

FORM 10-Q                                                Page 8 of 11

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997
   Revenues increased by $15,833,000 to $54,654,000 as a result of growth in the historical business of the Company and the acquisitions of Nashville Speedway USA, Inc. on January 2, 1998 and Grand Prix Association of Long Beach, Inc. on July 1, 1998. Gaming revenues increased by $5,876,000 or 21.3% to $33,499,000, primarily the result of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $9,957,000 or 88.9%. $6,528,000 or 65.6% of the motorsports revenue growth resulted from the aforementioned acquisitions. Of the remainder of the increase, $824,000 resulted from increased attendance, $533,000 from increased ticket prices, and $486,000 from increased sponsorship, concession and broadcast revenues for the Company's Fall NASCAR weekend at Dover Downs International Speedway. The remainder of the revenue increase at Dover Downs International Speedway was from the addition of an Indy Racing League event in July of 1998.

   Operating expenses increased by $11,435,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,087,000 in the first quarter of fiscal 1999. Amounts allocated from the video lottery operation for harness horse racing purses were $3,725,000 in the first quarter of fiscal 1999 compared with $3,133,000 in the first quarter of fiscal 1998. Additional advertising, promotional and customer complimentary costs of $1,476,000 were the other significant operating cost increases.

   Motorsports operating expenses increased primarily due to $1,148,000 in purse obligation expenses related to the Indy Racing League event in July 1998 and the inclusion of the results of operations of Nashville Speedway USA, Inc. and Grand Prix Association of Long Beach, Inc. in the first quarter of fiscal 1999.

   Depreciation and amortization increased by $1,179,000 due to capital expenditures related to the Company's motorsports facilities expansion and depreciation of facilities and amortization of goodwill related to the acquisitions of Nashville Speedway USA and Grand Prix Association of Long Beach.

   General and administrative expenses increased by $1,987,000 to $3,054,000 from $1,067,000 in the quarter of 1998 primarily as a result of the acquisition of Grand Prix Association of Long Beach.

   The Company's effective income tax rates for the three-month period ended September 30, 1998 and 1997 were 41.2% and 41.5%, respectively.


FORM 10-Q                                               Page 9 of 11

   Net earnings increased by $445,000 as a result of increased play in the casino, higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1998 as compared with September 1997, offset by the net effect of the Grand Prix Association of Long Beach acquisition in the first quarter of fiscal 1999.

Liquidity and Capital Resources
   Cash flows from operations for the three months ended September, 1998 and 1997 were $6,976,000 and $7,094,000, respectively.

   Capital expenditures for the first quarter of fiscal 1999 were $4,574,000 and related primarily to the expansion of and improvements to the auto racing facilities in Dover, Delaware, Millington, Tennessee (near Memphis, Tennessee) and Madison, Illinois (near St. Louis,
Missouri).

   The Company has a $20,000,000 committed revolving line of credit to provide seasonal funding needs and to finance capital improvements. There were no amounts outstanding under the credit facility at September 30, 1998.

   Management believes that cash flows from operations and funds expected to be available under its bank credit facility will satisfy the Company's cash requirements for fiscal 1999.

Year 2000 Issues
   The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments include a review of what systems and equipment need to be changed or replaced in order to function correctly. The Company believes its accounting and ticketing hardware and software are year 2000 compliant and no corrections will be needed to those systems as a result of the year 2000. The Delaware State Lottery has advised the Company that the systems employed in Dover's lottery operations will be made year 2000 compliant. The Company does not place substantial reliance on any other systems, and no systems have been found to need substantial correction.

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

FORM 10-Q                                              Page 10 of 11

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

FORM 10-Q                                               Page 11 of 11

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

DATE:  November 2, 1998      Dover Downs Entertainment, Inc.
                                      (Registrant)

                         /s/  Denis McGlynn
                         Denis McGlynn
                         President and Chief Executive Officer

                         /s/ Timothy R. Horne
                         Timothy R. Horne
                         Vice President-Finance
                         (Principal Financial and Accounting Officer)