Form 10-Q
period 1999-03-31
DOVER DOWNS ENTERTAINMENT INC
filed 1999-05-06
CIK 1017673

Page 1 of 12

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                                 OR

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


                                                 Yes   X     No


         As of March 31, 1999, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock - 11,383,684 shares
          Class A common stock - 24,182,510 shares

FORM 10-Q                                                Page 2 of 12

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  A. Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

  C. Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                         Three Months Ended    Nine Months Ended
                              March 31,            March 31,
                           1999      1998       1999      1998

     Basic EPS            35,558    30,496     35,549    30,490
     Effect of Options     1,049       734      1,029       704
     Diluted EPS          36,607    31,230     36,578    31,194

No adjustments to net income available to common shareholders were required during the periods presented.

  D. Pro-Forma Financial Information
     On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach, Inc. (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company.
FORM 10-Q                                                Page 3 of 12

Grand Prix developed and operates the Grand Prix of Long Beach, an annual temporary circuit event which has been run on the streets of Long Beach, California for 25 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 2,518,229 shares (5,036,458 shares after stock split) of the Company's common stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6% of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations and, accordingly, the operating results of Grand Prix have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at July 1, 1998. The Company does not believe that the final purchase price allocation will differ significantly from the purchase price allocation recorded at July 1, 1998. The fair value of assets acquired and liabilities assumed is summarized as follows:


     Current assets                     $  7,713,000
     Property and equipment               73,010,000
     Goodwill                             52,079,000
     Current liabilities                  (9,671,000)
     Deferred income taxes                (7,654,000)
     Notes and bonds payable             (23,970,000)
     Purchase price                     $ 91,507,000

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

                   Dover Downs Entertainment, Inc.
                        Pro-Forma Information
                  Nine Months Ended March 31, 1998

     Revenue                            $105,169,000
     Net earnings                       $  8,326,000
     Earnings per diluted share         $        .23

FORM 10-Q                                                Page 4 of 12

  E. Long-term Debt
     Long-term debt as of March 31, 1999 is as follows:

Notes payable to bank                                $ 10,000,000
SWIDA loan from Gateway redevelopment, net
  of $40,000 original issue discount
  (see below)                                          21,460,000
                                                       31,460,000
Less: current portion                                    (335,000)
                                                     $ 31,125,000

On March 31, 1999, the Company entered into a $50,000,000 long-term, unsecured, revolving credit agreement with certain financial institutions. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The agreement, which expires in March 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. $10,000,000 was outstanding under this line of credit at March 31, 1999.

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

FORM 10-Q                                                Page 5 of 12

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts





                                    Quarter Ended    Nine Months Ended
                                      March 31,         March 31,
                                    1999    1998      1999     1998

Revenues:
  Motorsports                     $ 1,271  $   949   $29,096  $12,194
  Gaming (including win) (1)       35,405   30,786    99,885   84,324
                                   36,676   31,735   128,981   96,518

Expenses:
  Operating                        28,241   24,380    92,210   68,370
  Depreciation and amortization     1,584      706     5,212    1,962
  General and administrative        2,628    1,178     8,219    3,239
                                   32,453   26,264   105,641   73,571

Operating earnings                  4,223    5,471    23,340   22,947

Interest expense (income), net        344     (161)    1,088     (490)

Earnings before income taxes        3,879    5,632    22,252   23,437

Income taxes                        1,672    2,337     9,254    9,791

Net earnings                      $ 2,207  $ 3,295   $12,998  $13,646

Earnings per common share(2)
          - Basic                 $   .06  $   .11   $   .37  $   .45
          - Diluted               $   .06  $   .11   $   .36  $   .44

Average shares outstanding (000)(2)
          - Basic                  35,558   30,496    35,549   30,490
          - Diluted                36,607   31,230    36,578   31,194

Dividends paid per common share   $  .045      .04   $   .13      .12


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

FORM 10-Q                                                Page 6 of 12
DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands

                                               March 31,  June 30,
                                                 1999       1998
ASSETS
Current assets:
 Cash and cash equivalents                     $ 15,351   $ 18,694
 Accounts receivable                              8,286      2,818
 Due from State of Delaware                       1,384      2,099
 Inventories                                        525        310
 Prepaid expenses                                 6,503      2,319
 Prepaid income taxes                             1,947       -
 Deferred income taxes                              299        328
   Total current assets                          34,295     26,568

Property, plant and equipment, net              154,002     55,775
Long-term assets                                    436     10,540
Goodwill, net                                    53,887      2,894
   Total assets                                $242,620   $ 95,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $  4,012   $  2,343
 Purses due horsemen                              1,087      1,885
 Accrued liabilities                              5,391      5,006
 Income taxes payable                              -         3,951
 Current portion of long-term debt                  335         19
 Deferred revenue                                32,293      9,755
   Total current liabilities                     43,118     22,959

Notes payable to bank                            10,000       -
Long-term debt                                   21,125        741
Deferred income taxes                             8,156        712

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
 Preferred stock, $.10 par value;
   1,000,000 shares authorized; issued
   and outstanding:  none
 Common stock, $.10 par value;
   75,000,000 shares authorized; issued
   and outstanding: March - 11,383,684
   June - 5,997,900                               1,139        300
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: March - 24,182,510;
   June - 24,498,760                              2,418      1,225
 Additional paid-in capital                      99,548     21,109
 Retained earnings                               57,116     48,731
   Total shareholders' equity                   160,221     71,365
   Total liabilities and shareholders' equity  $242,620   $ 95,777

FORM 10-Q                                                Page 7 of 12
DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands

                                                   Nine Months Ended
                                                       March 31,
                                                    1999       1998
Cash flows from operating activities:
  Net earnings                                    $12,998    $13,646
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization                 5,212      1,962
      (Increase) decrease in assets:
        Accounts receivable                        (3,226)    (1,447)
        Due from State of Delaware                    715       (178)
        Inventories                                    34         97
        Prepaid expenses                           (2,722)      (461)
        Other assets                                 (436)      -
      Increase (decrease) in liabilities:
        Accounts payable                           (1,065)       417
        Purses due horsemen                          (798)      (391)
        Accrued liabilities                        (3,213)     1,266
        Current and deferred income taxes          (4,576)    (2,569)
        Deferred revenue                           19,241      7,441
    Net cash provided by operating activities      22,164     19,783

Cash flows from investing activities:
  Capital expenditures                            (29,343)    (4,952)
  Cash acquired in Grand Prix transaction           1,490       -
  Investment in Grand Prix                           -       (10,540)
  Acquisition of business, net of cash acquired      -        (2,889)
    Net cash used in investing activities         (27,853)   (18,381)

Cash flows from financing activities:
  Proceeds from notes payable to bank              10,000       -
  Repayment of long-term debt                      (3,270)       (14)
  Dividends paid                                   (4,613)    (3,658)
  Proceeds of stock options exercised                  22         30
  Repayment of shareholder notes                      207       -
    Net cash provided by (used in)
      financing activities                          2,346     (3,642)

Net decrease in cash and cash equivalents          (3,343)    (2,240)

Cash and cash equivalents, beginning of period     18,694     15,503
Cash and cash equivalents, end of period          $15,351    $13,263

Supplemental information:
 Cash paid for:
   Interest                                       $ 2,245    $    46
   Income taxes                                   $14,556    $12,360

 Non-cash investing activities:
  Stock issued for business acquisition            91,507       -

FORM 10-Q                                                Page 8 of 12

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

   Revenues increased by $4,941,000 to $36,676,000 as a result of growth in the historical business of the Company and the acquisition of Grand Prix Association of Long Beach, Inc. on July 1, 1998. Gaming revenues increased by $4,619,000 or 15.0% to $35,405,000, the result of having an average of 1,133 machines in the third quarter of fiscal 1999 compared with an average of 1,000 machines in the third quarter of fiscal 1998, and also from the result of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $322,000 primarily from the aforementioned acquisition offset by the scheduling of the Busch Grand National event at the Nashville Speedway in the fourth quarter of fiscal 1999 compared with the third quarter of fiscal 1998.

   Operating expenses increased by $3,861,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $1,621,000 in the third quarter of fiscal 1999. Amounts allocated from the video lottery operation for harness horse racing purses were $3,754,000 in the third quarter of fiscal 1999 compared with $3,293,000 in the third quarter of fiscal 1998. Additional advertising, promotional and customer complimentary costs of $433,000 were the other significant operating cost increases.

   Depreciation and amortization increased by $878,000 due to capital expenditures related to the Company's motorsports facilities expansion and both the depreciation of facilities and amortization of goodwill related to the acquisition of Grand Prix Association of Long Beach.

   General and administrative expenses increased by $1,450,000 to $2,628,000 from $1,178,000 in the third quarter of 1998 primarily as a result of the acquisition of Grand Prix Association of Long Beach.

   The Company's effective income tax rates for the quarters ended March 31, 1999 and 1998 were 43.1% and 41.5%, respectively.

   Net earnings decreased by $1,088,000 in the quarter as a result of increased general and administrative expenses, depreciation and amortization related to the Grand Prix Association of Long Beach acquisition on July 1, 1998, offset by the increased level of play in the casino.






FORM 10-Q                                                Page 9 of 12

Results of Operations: Nine Months Ended March 31, 1999 vs. Nine Months Ended March 31, 1998

   Revenues increased by $32,463,000 to $128,981,000 as a result of growth in the historical business of the Company and the acquisitions of Nashville Speedway USA, Inc. on January 2, 1998 and Grand Prix Association of Long Beach, Inc. on July 1, 1998. Gaming revenues increased by $15,561,000 or 18.5%, the result of having an average of 1,086 machines in the first nine months of fiscal 1999 compared with an average of 1,000 machines in the first nine months of fiscal 1998, and also from the result of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $16,902,000 to $29,096,000. A total of $13,159,000 or
77.9% of the motorsports revenue growth resulted from the aforementioned acquisitions. Of the remainder of the increase, $824,000 resulted from increased attendance, $533,000 from increased ticket prices, and $486,000 from increased sponsorship, concession and broadcast revenues for the Company's Fall NASCAR weekend at Dover Downs International Speedway. The remainder of the revenue increase at Dover Downs International Speedway was from the addition of an Indy Racing League event in July of 1998.

   Operating expenses increased by $23,840,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $5,914,000 in the first nine months of fiscal 1999. Amounts allocated from the video lottery operation for harness horse racing purses were $10,848,000 in the first nine months of fiscal 1999 compared with $9,308,000 in the first nine months of fiscal 1998. Additional advertising, promotional and customer complimentary costs of $2,542,000 were the other significant operating cost increases in the period.

   Motorsports operating expenses increased primarily due to $1,148,000 in purse obligation expenses related to the Indy Racing League event in July 1998 and the inclusion of the results of operations of Nashville Speedway USA, Inc. and Grand Prix Association of Long Beach, Inc. in the first nine months of fiscal 1999.

   Depreciation and amortization increased by $3,250,000 due to capital expenditures related to the Company's motorsports facilities expansion and both the depreciation of facilities and amortization of goodwill related to the acquisitions of Nashville Speedway USA and Grand Prix Association of Long Beach.

   General and administrative expense increased by $4,980,000 to $8,219,000 from $3,239,000 in the first nine months of 1998 primarily as a result of the acquisition of Grand Prix Association of Long Beach.

   The Company's effective income tax rates for the nine-month period ended March 31, 1999 and 1998 were 41.6% and 41.8%, respectively.


FORM 10-Q                                               Page 10 of 12

   Net earnings decreased by $648,000 in the first nine months of fiscal 1999 as a result of increased general and administrative expenses, depreciation and amortization related to the Grand Prix Association of Long Beach acquisition on July 1, 1998, offset by the increased play in the casino and higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1998 as compared with September 1997.

Liquidity and Capital Resources

   Cash flows from operations for the nine months ended March 31, 1999 and 1998 were $22,164,000 and $19,783,000, respectively. The reason for the increase in cash flows was primarily the timing of cash receipts for advance ticket sales for motorsports racing events ($14,255,000 of which is a result of the Grand Prix acquisition), and increased earnings before depreciation and amortization, offset in part by cash payments for expenses related to upcoming motorsports racing events, certain income tax payments, and the payment of other liabilities assumed as part of the Grand Prix Association of Long Beach acquisition on July 1, 1998.

   Capital expenditures for the first nine months of fiscal 1999 were $29,343,000 and related primarily to the expansion of and improvements to the auto racing facilities in Dover, Delaware and Madison, Illinois, the acquisition of land in Dover, Delaware and the 32,000 square foot addition to the Company's casino facility.

   The Company has a $50,000,000 unsecured revolving line of credit to provide seasonal funding needs, capital improvements and other general corporate purposes. There was $10,000,000 outstanding under the credit facility at March 31, 1999.

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

Forward-Looking Statements

   The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments and other matters.  The Private Securities Litigation Reform Act of 1995 provides
FORM 10-Q                                               Page 11 of 12

a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain such words as "anticipates," "believes," "estimates," "expects," "forecasts," "predicts," or "projects," or variations of these words, suggesting that future outcomes are uncertain.

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



                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   There are various routine claims and legal actions pending against the Company incidental to the ordinary operation of its business. The Company is of the opinion, based on the advice of counsel, that it is only remotely likely that the ultimate resolution of these claims and actions will be material.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.


FORM 10-Q                                               Page 12 of 12

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits
          Exhibit 27 - Financial Data Schedule
          Exhibit 10.1 - Credit Agreement
          Exhibit 10.2 - Guaranty and Suretyship Agreement

   (b)  Reports on Form 8-K
          None.



                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 6, 1999           Dover Downs Entertainment, Inc.
                                     (Registrant)

                         /s/  Denis McGlynn
                         Denis McGlynn
                         President and Chief Executive Officer

                         /s/ Timothy R. Horne
                         Timothy R. Horne
                         Vice President-Finance
                         (Principal Financial and Accounting Officer)