Form 10-K
period 1999-06-30
DOVER DOWNS ENTERTAINMENT INC
filed 1999-09-09
CIK 1017673

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-K
(Mark One)
/ X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended        June 30, 1999       or

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /__/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $577,346,515 as of July 31, 1999.

     As of July 31, 1999, the number of shares of each class of the Registrant's common stock outstanding is as follows:

                    Common Stock -                       11,405,184   shares
                    Class A Common Stock -               24,261,010   shares

     The following documents are incorporated by reference:

     Document
                                      Part of this form into which incorporated
Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held October 29, 1999                                                 III

ITEM 1.               BUSINESS.

Dover Downs Entertainment, Inc. (Dover Downs or the Company) is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states, promoting 15 major events annually in the four premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League (IRL) and the National Hot Rod Association (NHRA). The Company's major event markets reach 32 of the top 50 dominant market areas in the country.

Dover Downs also owns and operates the Dover Downs Raceway harness racing track and a 65,000 square foot video lottery (slot) casino at a multi-purpose gaming and entertainment complex in Dover, Delaware. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

     (a)  Recent Developments
The Company and Grand Prix Association of Long Beach, Inc. ("Grand Prix") entered into an Agreement and Plan of Merger on March 26, 1998, pursuant to which Grand Prix became a wholly owned subsidiary of the Company as of July 1, 1998. The merger was structured as a tax-free exchange and was accounted for using the purchase method of accounting for business combinations whereby each shareholder of Grand Prix received .63 shares (1.26 shares after the stock split) of common stock of Dover Downs for each share of common stock of Grand Prix owned by such shareholder.

During fiscal 1999, 15,000 grandstand seats were added at Dover Downs International Speedway, increasing the total seating capacity to more than 122,000. Gateway International Raceway added more than 18,000 permanent seats to bring the total capacity at that facility to approximately 70,000.

The Company expanded its casino gaming facility by 24,000 square feet in fiscal 1999, increasing the number of slot machines installed at year-end to 1,555. Also included in the expansion was a bus loading and unloading area and an expansion of the Garden Cafe.

In December 1998, the Wilson County (Tennessee) Commission approved the necessary zoning revisions for the construction of the Company's planned Nashville Superspeedway complex. At June 30, 1999, the Company had acquired approximately 1,390 acres of land for the project in Wilson and Rutherford counties.

On March 31, 1999, the Company entered into a $50,000,000 long-term, unsecured, revolving credit agreement with certain financial institutions. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The agreement, which expires in March 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. At June 30, 1999, $15,500,000 was outstanding under this line of credit.

     (b)  Financial Information About Operating Segments.
The Company's principal operations are grouped into two segments:
motorsports and gaming. Financial information concerning these businesses is included on pages 9 through 13 and page 31 of this 1999 Annual Report on Form 10-K.

     (c)  Narrative Description of Business

Motorsports
Dover Downs International Speedway
Dover Downs has presented NASCAR-sanctioned racing events for 31 consecutive years at Dover Downs International Speedway and currently conducts four major NASCAR-sanctioned events annually at the facility. Two races are associated with the Winston Cup professional stock car racing circuit and two races are associated with the Busch Series, Grand National Division (Busch Series) racing circuit. The Company also hosted an Indy Racing League event at Dover Downs International Speedway in August 1999 and July 1998. Approximately 91% of motorsports revenues at Dover Downs International Speedway are derived from admissions, skybox rentals, sponsorships, concession and novelty sales and broadcast rights at NASCAR-sanctioned events.

Each of the Busch Series events at Dover Downs is conducted on the day before a Winston Cup event. Dover Downs is one of only six speedways in the country that presents two Winston Cup events and two Busch Series events each year. The June and September dates have historically allowed Dover Downs to hold the first and last Winston Cup events in the Maryland to Maine region each year.

The auto racing track is a high-banked, one-mile long, concrete superspeedway with a current seating capacity of approximately 122,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes the auto racing track the only concrete superspeedway (one mile or greater in length) that conducts NASCAR-sanctioned events.

Grand Prix Association of Long Beach
For the past 25 years, the Grand Prix Association of Long Beach, Inc. has been organizing and promoting the Grand Prix of Long Beach, an annual temporary circuit professional motorsports event in Long Beach, California. The Grand Prix of Long Beach has the second highest paid attendance of any Indy car race, second only to the Indianapolis 500. The Grand Prix of Long Beach weekend has attracted in excess of 200,000 spectators in each of the past six years, and is currently broadcast to more than 125 countries throughout the world.

Gateway International Raceway
Gateway International Raceway (Gateway), which was acquired in the Grand Prix Association of Long Beach acquisition, has conducted NASCAR-CART- and NHRA-sanctioned events since its opening in May 1997. The auto racing facility includes a 1.25-mile oval track and road course with current seating capacity of 70,000 and a national caliber drag strip capable of seating approximately 30,000 people. The facility, which was lighted for nighttime racing this year, is located on approximately 416 acres of land in Madison, Illinois, 5 miles from the St. Louis Arch.

Nashville Speedway USA
The Company acquired Nashville Speedway USA on January 2, 1998. The Nashville facility hosted its first automotive race in 1904, making it one of the oldest tracks in the country. The facility currently hosts events in three of NASCAR's top national series - the Busch Series, the Craftsman Truck Series and the Slim Jim All Pro Series. Based on attendance, the track's Saturday night NASCAR Winston Racing Series is regarded as one of the most successful weekly programs in the country.

To accommodate the demand for major motorsports in the Nashville area, the Company plans to build a new superspeedway and motorsports complex in Wilson County, Tennessee. The proposed 1.33-mile superspeedway initially will have 50,000 grandstand seats with an infrastructure in place to expand to 150,000 seats should demand require it.

Memphis Motorsports Park
Memphis Motorsports Park, also acquired in the Grand Prix Association of Long Beach acquisition, has hosted NASCAR- and NHRA-sanctioned events since its opening in June 1998. The tri-oval track is currently undergoing an expansion that will bring its seating capacity (using available portable seating) to approximately 25,000 seats and add luxury suites for the inaugural Busch Series event in October 1999.
The drag strip also hosts an NHRA national event and has a seating capacity in excess of 25,000.

Other
In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned events. The Company's NASCAR-sanctioned events are currently televised live by TNN, ABC and the ESPN networks to a nationwide audience and broadcast nationally to a network of radio stations affiliated with the Motor Racing Network.

In February 1999, NASCAR announced that they would retain the television, audio and other electronic media rights for Winston Cup and Busch Series events beginning with the 2000 race season, though the current fee distribution formula is not expected to change. The packaging of all media rights is expected to generate an increase in revenues and increase NASCAR's presence on television.

Gaming
Dover Downs has presented pari-mutuel harness racing events for 31 consecutive years. On December 29, 1995, the Company introduced video lottery (slot) machines to its entertainment mix.

Under an agreement with Caesars World Gaming Development Corporation (Caesars), a leader in the gaming industry, Caesars supervises, manages, markets and operates the Company's video lottery operations. The Las Vegas-style, air-conditioned "video lottery casino" housing the gaming operations was designed and built using expertise from Caesars.

On June 16, 1998, the Dover Planning Commission approved the Company's plans for expansion of the casino gaming facility and improvements to the Company's Garden Cafe and simulcasting parlor. In March 1999, the 24,000-square foot expansion of the casino facility was completed.

Additionally, the Garden Cafe was doubled in size and various improvements were completed in the simulcasting parlor.

Dover Downs is a "Licensed Agent" authorized to conduct video lottery operations under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery operations. Dover Downs is permitted by law to set its payout to customers between 87% and 95%. Prior approval from the Director of the Delaware State Lottery Office would be required for any deviation from the aforementioned payout rates. Since inception of its slot operations on December 29, 1995, Dover Downs has maintained an average payout of approximately 91%.

By law, video lottery operations in Delaware are limited to the three locations in the State where thoroughbred horse racing or harness horse racing was held in 1993. In addition to the Dover Downs complex in Dover, Delaware, there are only two other locations permitted by law:
Delaware Park, a northern Delaware thoroughbred track; and Harrington Raceway, a south central Delaware fairgrounds harness horse racing track.

The harness horse racing track is a five-eighths mile track and is lighted for nighttime operations. The track is located inside the one-mile auto racing superspeedway. The configuration offers turns with a wider than normal turning radius and 6 degree banking. This allows trotting and pacing horses to remain in full stride through the turns. The result has been higher than average speeds attained by horses in competition. With the start of the race season beginning November 1996, live harness races conducted at Dover Downs were simulcast to tracks and other off-track betting locations across North America, and during 1999, were transmitted to more than 400 tracks and off-track betting locations nationwide.

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

With the expansion of its simulcasting operations, pari-mutuel wagering is now on a year-round basis. For the fiscal years ended June 30, 1999, 1998, and 1997, the Company had 361, 363 and 363 simulcast racing dates, respectively.

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

Competition
Motorsports
The Company's racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location, and customer conveniences, among other things, distinguish the motorsports facilities.

The two speedways closest to Dover Downs International Speedway that currently sponsor Winston Cup races are in Richmond, Virginia (approximately four hours to the South) and Pocono International Raceway in Long Pond, Pennsylvania (approximately three and a half hours to the North). Nazareth Speedway in Nazareth, Pennsylvania (approximately two hours to the North) currently conducts Busch Series, Craftsman Truck Series and CART races.

The speedway closest to Gateway International Raceway is Indianapolis Motor Speedway (approximately four hours to the east), which currently conducts one Winston Cup race and one IRL race.

The speedways closest to the Nashville Speedway are the Atlanta Motor Speedway (approximately three hours to the southeast) and Talladega Superspeedway (approximately three and one-half hours to the south). Atlanta Motor Speedway currently hosts two Winston Cup races, one Busch Series race and one IRL race. Talladega Superspeedway currently hosts two Winston Cup races and one Busch Series race.

The speedway closest to Memphis Motorsports Park is Talladega
Superspeedway (approximately five and one-half hours to the southeast), which currently hosts two Winston Cup races and one Busch Series race annually.

Based on historical data, management does not believe that any of the aforementioned facilities significantly impact the Company's operations, although they may impact the Company's ability to secure additional events in the future.

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

Atlantic City, New Jersey is located approximately 100 miles from Dover Downs and a certain amount of market overlap exists. Casinos in Atlantic City offer a full range of gaming products. Dover Downs does not compete directly with Atlantic City because of the Company's inability to offer a full range of casino gaming products, but it does believe that it captures a portion of the existing Atlantic City slot market in the Dover area, due to the facility's proximity, convenience and multiple attractions.

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

Seasonality
The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to its motorsports events which are currently held from April through October. As a result, the Company's business has been, and is expected to remain, highly seasonal. The seasonality was offset to some degree by the year-round video lottery (slot) machine gaming operations and year-round simulcasting.

Number of Employees
At June 30, 1999, the Company had a total of 566 full-time employees and 219 part-time employees. The Company hires temporary employees to assist during its auto racing events and its live harness racing season.

ITEM 2.    PROPERTIES.

Dover Properties
The Company maintains its headquarters, motorsports superspeedway
(Dover Downs International Speedway), harness racing track, and video lottery casino all on approximately 825 acres of land owned by the Company in Dover, Delaware.

Long Beach Properties
The Company owns its office at 3000 Pacific Avenue, Long Beach, California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. The Company leases a 750-square foot ticket office in downtown Long Beach for the sale of Grand Prix tickets and souvenirs and storage facilities in Long Beach for its equipment and structures.

Gateway International Raceway Property
Gateway International Raceway is located on approximately 416 acres of land in Madison, Illinois, five miles from the St. Louis Arch. The Company owns approximately 123 acres and has three long-term leases (expiring in 2011, 2026 and 2070) for an additional 259 acres, with purchase options. The Company is also a party to a ten-year lease (with four five-year renewals) of 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five-year lease of approximately 14 acres for major event parking. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (SWIDA) as security for the repayment of principal and interest on its $21.5 million loan from SWIDA.

Nashville Speedway USA Property
The Nashville racing facility is located on 12 acres of land in Nashville, Tennessee and is leased from the Metropolitan Board of Fair Commissioners through 2008. Additionally, the Company has acquired 1,390 acres of land in Wilson and Rutherford counties, Tennessee to be used as the site for a new racing facility.

Memphis Motorsports Park Property
Memphis Motorsports Park is located on 374 acres of land owned by the Company approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a standby letter of credit issued by First Tennessee Bank to Gateway to secure its obligation to SWIDA.

ITEM 3.    LEGAL PROCEEDINGS.

A group purportedly made up of Wilson County and Rutherford County, Tennessee residents has filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the Nashville Superspeedway complex will be situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. The Company believes the rezoning was done properly. It is vigorously contesting the litigation and, based on the advice of counsel, believes that it is unlikely to succeed on its merits.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.

The Common Stock of Dover Downs Entertainment, Inc. has traded on the New York Stock Exchange under the symbol "DVD" since the Company's initial public offering on October 3, 1996. There is no established public trading market for the Company's Class A Common Stock. As of July 31, 1999, there were 11,405,184 shares of Common Stock and 24,261,010 shares of Class A Common Stock outstanding. There were 978 record holders of Common Stock and 21 record holders of Class A Common Stock at July 31, 1999.

The range of share prices for the Common Stock on the New York Stock Exchange and per share dividends paid on Common Stock for the fiscal years ended June 30, 1999 and 1998 are as follows:

                                   Prices                           Dividends
                           1999                  1998              1999   1998
                      High       Low         High      Low
Fiscal Quarter (1)
 First ...........  $16 9/16   $12 7/16    $10 9/16   $ 8 3/8      $.04    $.04
 Second ..........   13 7/8     10 3/16     11 3/4      9 11/16    .045     .04
 Third ...........   15 1/2     12 1/4      15         10 11/16    .045     .04
 Fourth ..........   19 7/16    14 7/8      16 13/16   14 3/16     .045     .04

(1) Prior year amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

                           Five Year Selected Financial Data
                     (Dollars in Thousands, Except Per Share Data)

Year Ended June 30,         1999       1998        1997       1996       1995
Revenues:
   Motorsports           $ 68,683   $ 25,874    $ 20,516   $ 18,110   $ 16,282
   Gaming (1)             139,249    115,071      81,162     31,980      1,250
                          207,932    140,945     101,678     50,090     17,532
Earnings before income
  taxes                    45,771     37,655      28,239     15,593      7,239
Net earnings               26,891     21,913      16,472      9,196      4,284
Earnings per common
  share(2) - basic            .76        .72         .55        .34        .16
             - diluted        .74        .70         .54        .32        .15
Dividends per common
  share(2)               $    .18   $    .16    $    .08   $    -     $    -
At June 30,
Total assets             $255,212   $ 95,777    $ 71,261   $ 42,311   $ 25,422
Long-term debt, less
  current portion          36,725        741         760        766        698
Shareholders' equity     $172,658   $ 71,365    $ 54,300   $ 23,715   $ 14,225

(1) Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent. The difference between total win and the amount remitted to the Company is reflected in operating expenses.

(2) Prior year per share amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
Fiscal Year 1999 Compared With Fiscal Year 1998
Revenues increased by $66,987,000 to $207,932,000 as a result of growth in the historical business of the Company and the acquisition of Grand Prix Association of Long Beach, Inc. on July 1, 1998.

Gaming revenues increased by $24,178,000 or 21.0% to $139,249,000, the result of having an average of 1,191 machines in fiscal 1999 compared with an average of 1,000 machines in fiscal 1998, and expanded marketing and promotional activities related to the Company's video lottery casino.

Motorsports revenues increased by $42,809,000 or 165.5% to $68,683,000. Approximately $2,432,000 of the revenue increase resulted from increased attendance, $637,000 from increased ticket prices and $1,598,000 from adding an IRL event at Dover Downs International Speedway. Approximately $2,309,000 of the increase resulted from the inclusion of the operating results of Nashville Speedway USA in the consolidated results of Dover Downs Entertainment, Inc. for twelve months in fiscal 1999 as compared to six months in fiscal 1998, and $32,837,000 from the acquisition of Grand Prix Association of Long Beach. The remainder of the increase was from increased sponsorship, concessions and marketing-related revenues at Dover Downs International Speedway.

Operating expenses increased by $45,623,000 reflecting the higher revenues. Amounts retained by the State of Delaware, including amounts collected for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems and fees to the manager who operates the video lottery (slot) machine operation, increased by $9,004,000 in fiscal 1999. Amounts allocated from the video lottery operation for harness horse racing purses were $15,173,000 in fiscal 1999 compared with $12,721,000 in fiscal 1998.
Additional advertising, promotional and customer complimentary costs of $2,557,000 were the other significant gaming-related operating cost increases.

Motorsports operating expenses increased principally due to a $1,139,000 increase in purse and sanction fee expenses and $1,666,000 from adding an IRL event at Dover Downs International Speedway, and $1,533,000 from the inclusion of the operating results of Nashville Speedway USA in the consolidated results of Dover Downs Entertainment, Inc. for twelve months in fiscal 1999 as compared to six months in fiscal 1998. The remainder of the increase is primarily the result of the acquisition of Grand Prix Association of Long Beach.

Depreciation and amortization increased by $4,391,000 due to capital expenditures related to the Company's motorsports facilities and casino expansion and the depreciation of facilities and amortization of goodwill related to the acquisition of Grand Prix Association of Long Beach.

General and administrative expenses increased by $6,803,000 to $11,213,000 from $4,410,000, $6,341,000 of which is the result of the acquisition of Grand Prix Association of Long Beach.

Interest expense was $1,352,000 in fiscal 1999 as compared to $702,000 of interest income in fiscal 1998. The interest expense resulted from increased borrowings on the revolving credit agreement and interest payments made relating to the SWIDA loan.

The Company's effective income tax rates for the fiscal years ended June 30, 1999 and 1998 were 41.2% and 41.8%, respectively.

Net earnings increased by $4,978,000 due to the expansion of the video lottery (slot) machine operations, increased marketing efforts in the casino, higher attendance and the growth in the number of motorsports events presented by the Company, offset by increased interest and amortization expense from the Grand Prix Association of Long Beach acquisition.

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

Motorsports operating expenses increased principally due to a $358,000 increase in purse and sanction fee expenses and increased advertising costs of $626,000 as a result of the addition of motorsports events during the 1998 fiscal year. The inclusion of the operating results of Nashville Speedway USA in the consolidated results of Dover Downs Entertainment, Inc. for six months in fiscal 1998 is the other significant operating cost increase.

Depreciation increased by $623,000 or 29.9% to $2,707,000 from $2,084,000 as a result of a full year of depreciation expense related to the Company's video lottery casino expansion being recognized in 1998 compared with eight months in 1997. Capital expenditures for the expansion of the Company's motorsports facilities also contributed to the increase in depreciation.

General and administrative expenses increased by $1,345,000 to $4,410,000 from $3,065,000. Wage and benefit costs increased by $469,000 and consulting and professional services increased by $223,000 principally due to the Company's expansion of the video lottery (slot) machine operation and the acquisition of Nashville Speedway USA.

The Company's effective income tax rates for fiscal 1998 and fiscal 1997 were 41.8% and 41.7%, respectively.

Net earnings increased by $5,441,000 due to the expansion of the video lottery (slot) machine operation, increased marketing efforts in the casino and higher attendance and related revenues at the Company's NASCAR-sanctioned events in September 1997 and June 1998.

Liquidity and Capital Resources
Cash flow from operations for the three years ended June 30, 1999, 1998, and 1997 was $34,808,000, $28,991,000 and $18,600,000,
respectively. The increase in fiscal 1999 reflected the Company's higher net earnings before depreciation and amortization.

Capital expenditures for the year ended June 30, 1999 were $50,707,000. Approximately $17,600,000 related to the expansion of and improvements to the Dover Downs and Gateway racing facilities, approximately $14,500,000 to the expansion of the casino facility in Dover, Delaware and approximately $10,800,000 for the acquisition of land in Nashville for the construction of the proposed Nashville Superspeedway complex. The remainder of the expenditures were for land and other improvements at the Dover and Memphis facilities.

Capital expenditures for the year ended June 30, 1998 were $7,504,000 and related primarily to the expansion of and improvements to the racing facility as well as expansion of the administrative facilities. The 1998 expenditures were less than in 1997 as the Company was also constructing and expanding the casino facilities in 1997.

Capital expenditures for the year ended June 30, 1997 of $16,841,000 related primarily to the purchase of land for $1,060,000, the expansion of the casino for $5,124,000, and the construction of additional permanent motorsports seating for $8,061,000. The capital expenditures were primarily funded with the proceeds from the Company's initial public stock offering.

The Company has filed an application with the Dover City Planning Department to build a 10-story, 520-room hotel in Dover, Delaware. The current construction plans consist of two phases of 260 rooms each, and include a multi-purpose ballroom/concert hall and a fine-dining restaurant. The Company has not entered into any commitments related to the project as of June 30, 1999. The cost of the first phase of the project is estimated to be approximately $35,000,000.

On August 26, 1999, the Company began construction of the new Nashville Superspeedway complex in Wilson County, Tennessee. The proposed complex will include a 1.33-mile oval track and may include a paved short track, a dirt track and a drag strip in future phases. The aggregate cost of acquiring the land and developing Phase I of the complex is estimated to be approximately $95,000,000. Of the total, the State of Tennessee will fund approximately $18,400,000 for the construction of an interchange and an access road near the proposed complex. The Sports Authority of the County of Wilson and Nashville Speedway USA, Inc., a subsidiary of the Company, have entered into an agreement whereby the Sports Authority will issue its revenue bonds and use the proceeds therefrom to acquire, construct and install certain local infrastructure improvements that would be beneficial to the operation of the superspeedway, the cost of which is estimated at $20,700,000. The terms of the revenue bonds have not yet been finalized, though the Company expects to provide some form of credit enhancement. The Company has invested approximately $11,700,000 in the project as of June 30, 1999, primarily for the purchase of land.

Effective January 2, 1998, the Company acquired all of the outstanding common stock of Nashville Speedway USA, Inc. for $3,000,000 in cash from available funds.

The Company and Grand Prix entered into an Agreement and Plan of Merger pursuant to which Grand Prix became a wholly owned subsidiary of the Company. The merger, which closed on July 1, 1998, was structured as a tax-free exchange whereby each shareholder of Grand Prix received .63 shares (1.26 shares after the stock split) of common stock of Dover Downs for each share of common stock of Grand Prix owned by such shareholder.

The Company purchased 680,000 shares of common stock of Grand Prix from two non-management shareholders in March of 1998 for $10,540,000.

The Company has a $50,000,000 long-term, unsecured revolving line of credit from certain financial institutions to provide seasonal funding needs, to finance capital improvements and other general corporate purposes. The Company was in compliance with all terms of the facility and there was $15,500,000 outstanding at June 30, 1999.

Year 2000 Issues
The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments include a review of what systems and equipment need to be changed or replaced in order to function correctly. The Company believes its accounting and ticketing hardware and software are year 2000 compliant and no corrections will be needed to those systems as a result of the year 2000. The Delaware State Lottery has advised the Company that the systems employed in its lottery operations will be made year 2000 compliant. The Company does not place substantial reliance on any other systems, and no systems have been found to need substantial correction.

The Company believes that issues related to the year 2000 will not have a material effect on its results of operations or financial condition.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the Independent Auditors' Report included in this report are shown on the Index to Consolidated Financial Statements on page 18.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 29, 1999.

Executive Officers of the Registrant.  As of June 30, 1999, the
Executive Officers of the registrant were:

Name                           Position                  Age     Term of Office

Robert M. Comollo          Treasurer                     51      11/81 to date

Timothy R. Horne           Vice President-Finance        33      11/96 to date

Michael B. Kinnard         Vice President-General        41      6/94  to date
                           Counsel and Secretary

Denis McGlynn              President and                 53      11/79 to date
                           Chief Executive Officer

John W. Rollins, Sr.       Chairman of the Board         83      10/96 to date

Edward J. Sutor            Executive Vice President      49       3/99 to date

Robert M. Comollo has been employed by the Company for 19 years, of which 18 years have been in the capacity of Treasurer.

Timothy R. Horne became Vice President-Finance in November of 1996. From 1988 until 1996, Mr. Horne was employed by KPMG LLP, where he most recently served as an assurance senior manager.

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

Edward J. Sutor became Executive Vice President in March of 1999. From 1983 until 1999, Mr. Sutor served as Senior Vice President of Finance at Caesers Atlantic City.

ITEM 11.    EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 29, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 29, 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 1999, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 12.5% and 11.4% of the outstanding shares of common stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively, at June 30, 1999. The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Related Party Transactions" on page 31 of this 1999 Annual Report on Form 10-K.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a)    Financial Statements, Financial Statement Schedules and Exhibits

   (1) Financial Statements - See accompanying Index to Consolidated Financial Statements on page 18.

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

       2.2 Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Downs Entertainment, Inc. FOG Acquisition Corp., and Grand Prix Association of Long Beach as filed with the Company's Registration Statement Number 333-53077 on Form S-4 on May 19, 1998, is incorporated herein by reference.

       3.1 Certificate of Incorporation of Dover Downs Entertainment, Inc., amended June 14, 1996, and further amended on June 28, 1996 as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

       3.2 Amended and Restated Bylaws of Dover Downs Entertainment, Inc. as filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.

       3.3 Amendment to Certificate of Incorporation of Dover Downs Entertainment, Inc. dated as of June 30, 1998, as filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.

       3.4 Amendment to Bylaws of Dover Downs Entertainment, Inc. dated June 30, 1998, as filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.

       4.2 Rights Agreement dated as of June 14, 1996 between Dover Downs Entertainment, Inc. and ChaseMellon Shareholder Services, L.L.C. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

      10.1 Credit Agreement among PNC Bank and First Union National Bank and Dover Downs Entertainment, Inc. dated as of March 31, 1999.

      10.2 Guaranty and Suretyship Agreement dated March 31, 1999 in favor of PNC Bank and First Union National Bank.

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

      21.1    Subsidiaries

      23.1    Consent of Independent Accountants

      27      Financial Data Schedule for current Fiscal Year ended June
              30, 1999

(b)    Reports on Form 8-K

None.
                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   September 9, 1999           DOVER DOWNS ENTERTAINMENT, INC.
                                                 Registrant

                                     BY: /s/ Denis McGlynn
                                         Denis McGlynn
                                         President and Chief Executive Officer
                                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne          Vice President-Finance         September 9, 1999
Timothy R. Horne

/s/ John W. Rollins           Chairman of the Board          September 9, 1999
John W. Rollins

/s/ Henry B. Tippie           Vice Chairman of the Board     September 9, 1999
Henry B. Tippie

/s/ John W. Rollins, Jr.      Director                       September 9, 1999
John W. Rollins, Jr.

/s/ Patrick J. Bagley         Director                       September 9, 1999
Patrick J. Bagley

/s/ Jeffrey W. Rollins        Director                       September 9, 1999
Jeffrey W. Rollins

/s/ Melvin Joseph             Director                       September 9, 1999
Melvin Joseph

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page(s)
    Independent Auditors' Report on
       Consolidated Financial Statements                                   19

    Consolidated Statement of Earnings for the years
       ended June 30, 1999, 1998 and 1997                                  20

    Consolidated Balance Sheet at June 30, 1999 and 1998                   21

    Consolidated Statement of Cash Flows for the years
       ended June 30, 1999, 1998 and 1997                                  22

    Notes to the Consolidated Financial Statements                        23-33

Independent Auditors' Report

The Shareholders and Board of Directors,
  Dover Downs Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.




KPMG LLP

Philadelphia, Pennsylvania
July 23, 1999

CONSOLIDATED STATEMENT OF EARNINGS
(Dollars in thousands, except per share data)

                                             Year ended June 30,
                                   1999              1998              1997
Revenues:
 Motorsports                     $ 68,683          $ 25,874          $ 20,516
 Gaming                           139,249           115,071            81,162
                                  207,932           140,945           101,678
Expenses:
 Operating                        142,498            96,875            68,559
 Depreciation and
   amortization                     7,098             2,707             2,084
 General and
   administrative                  11,213             4,410             3,065
                                  160,809           103,992            73,708
Operating earnings                 47,123            36,953            27,970
Interest expense (income)           1,352              (702)             (269)
Earnings before
  income taxes                     45,771            37,655            28,239
Income taxes                       18,880            15,742            11,767
Net earnings                     $ 26,891          $ 21,913          $ 16,472
Earnings per
  common share:
 Basic                           $    .76          $    .72          $    .55
 Diluted                         $    .74          $    .70          $    .54
Average shares
  outstanding (000):
 Basic                             35,566            30,492            29,712
 Diluted                           36,585            31,206            30,550

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
                                                                June 30,
                                                          1999           1998
ASSETS
Current assets:
 Cash and cash equivalents                              $ 10,847       $ 18,694
 Accounts receivable                                       6,706          2,818
 Due from State of Delaware                                2,932          2,099
 Inventories                                                 581            310
 Prepaid expenses and other                                4,456          2,319
 Deferred income taxes                                       327            328
      Total current assets                                25,849         26,568
Property, plant and equipment, at cost:
 Land                                                     29,519         10,563
 Casino facility                                          22,921         11,548
 Racing facilities                                       113,202         44,877
 Furniture, fixtures and equipment                        24,390          6,444
 Construction in progress                                  7,902            799
                                                         197,934         74,231
      Less accumulated depreciation                      (24,021)       (18,456)
                                                         173,913         55,775
Other assets, net                                          1,453         10,540
Goodwill, net                                             53,997          2,894
      Total assets                                      $255,212       $ 95,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                       $  4,629       $  2,343
 Purses due horsemen                                       3,147          1,885
 Accrued liabilities                                       9,407          5,006
 Income taxes payable                                      2,726          3,951
 Current portion of long-term debt                           235             19
 Deferred revenue                                         15,906          9,755
      Total current liabilities                           36,050         22,959
Long-term debt                                            36,725            741
Other liabilities                                            172           -
Deferred income taxes                                      9,607            712
Commitments (see Notes to the
  Consolidated Financial Statements)
Shareholders' equity:
 Preferred stock, $.10 par value;
   1,000,000 shares authorized; issued
   and outstanding: none
 Common stock, $.10 par value; 75,000,000
   shares authorized; issued and outstanding:
   1999-11,403,684; 1998-5,997,900                         1,140            300
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: 1999-24,262,510 shares;
   1998-24,498,760 shares                                  2,426          1,225
 Additional paid-in capital                               99,683         21,109
 Retained earnings                                        69,409         48,731
      Total shareholders' equity                         172,658         71,365
      Total liabilities and
        shareholders' equity                            $255,212       $ 95,777

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                   Years ended June 30,
                                              1999         1998         1997
Cash flows from operating activities:
 Net earnings                               $ 26,891     $ 21,913     $ 16,472
 Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
 Depreciation and amortization                 7,098        2,707        2,084
 Loss on disposition of property                  -             3          -
 (Increase) decrease in assets, net
  of effect of acquisition:
   Accounts receivable                        (1,645)      (1,180)        (392)
   Due from State of Delaware                   (833)        (116)      (1,082)
    Inventories                                  (22)          92          (46)
    Prepaid expenses                          (2,044)      (1,539)        (242)
    Other assets                                (155)          -          -
 Increase (decrease) in liabilities,
  net of effect of acquisition:
    Accounts payable                            (450)         335          671
    Purses due horsemen                        1,262          498          (49)
    Accrued liabilities                          464        2,719          (88)
    Current and deferred income taxes          1,387        1,346         (267)
    Deferred revenue                           2,855        2,213        1,539
  Net cash provided by
   operating activities                       34,808       28,991       18,600
Cash flows from investing activities:
 Investment in Grand Prix
  Association of Long Beach                     -         (10,540)        -
 Acquisition of business, net of
   cash acquired                                -          (2,889)        -
 Capital expenditures                        (50,707)      (7,504)     (16,841)
 Cash acquired in business
  acquisition                                  1,490         -            -
  Net cash used in investing
   activities                                (49,217)     (20,933)     (16,841)
Cash flows from financing activities:
 Borrowings (repayments) on revolving
  debt                                        13,161         -          (3,500)
 Repayment of long-term debt                    (760)         (19)          (9)
 Loan repayments                                 207         -             -
 Net proceeds from initial
  public offering                               -            -          16,360
 Dividends paid                               (6,213)      (4,878)      (2,429)
 Proceeds from stock options exercised,
  including related tax benefit                  167           30          182
   Net cash provided by (used in)
   financing activities                        6,562       (4,867)      10,604
Net (decrease) increase in cash
  and cash equivalents                        (7,847)       3,191       12,363
Cash and cash equivalents, beginning
  of year                                     18,694       15,503        3,140
Cash and cash equivalents, end
  of year                                   $ 10,847     $ 18,694     $ 15,503
Supplemental information:
 Interest paid                              $  2,474     $     61     $    168
 Income taxes paid                          $ 18,231     $ 14,395     $ 12,034
Non-cash investing and financing
 activities:
 Land acquired                              $  4,707     $   -        $   -
 Cash paid                                    (3,054)        -            -
 Land traded                                $  1,653     $   -        $   -

 Stock issued in connection
  with acquisition                          $ 80,241     $   -        $   -


The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - Business Operations
Dover Downs Entertainment, Inc. (Dover Downs or the Company) is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states, promoting 15 major events annually in the four premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League (IRL) and the National Hot Rod Association (NHRA).

Dover Downs also owns and operates the Dover Downs Raceway harness racing track and a 65,000 square foot video lottery (slot) casino at a multi-purpose gaming and entertainment complex in Dover, Delaware. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

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

NOTE 2 - Acquisition
On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company. Grand Prix developed and operates the Grand Prix of Long Beach, an annual temporary circuit event which has been run in the streets of Long Beach, California for 25 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 2,518,229 shares (5,036,458 shares after the stock split) of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6 % of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations. The excess of the purchase price over fair market value of the underlying assets of $52,551,000 is being amortized on a straight-line basis over 40 years.

The following summarized unaudited pro-forma statement of earnings information gives effect to the Grand Prix transaction as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the amortization of goodwill and additional depreciation expense.  The pro-forma financial information, which is for
informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results.
                                                           For the year ended
                                                              June 30, 1998
            Revenues                                          $170,972,000
            Net earnings                                      $ 19,974,000
            Earnings per diluted share                        $        .55

NOTE 3 - Summary of Significant Accounting Policies
Consolidation-The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

Revenue and expense recognition-Tickets to motorsports races are sold and certain expenses are incurred in advance of the race date. Such advance sales and corresponding expenses are recorded as deferred revenue and prepaid expenses, respectively, until the race is held. Gaming revenues represent the net win from video lottery (slot) machine wins and losses, commissions from pari-mutuel wagering and other miscellaneous gaming-related income. Payments to the State of Delaware pursuant to the lottery legislation are reported in operating expenses.

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

Advertising costs-The costs of advertising, promotion and marketing programs are charged to operations as incurred.

Earnings per share-The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                          1999         1998         1997
           Basic EPS                     35,566       30,492       29,712
           Effect of options              1,019          714          838
           Diluted EPS                   36,585       31,206       30,550

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

Property, plant and equipment-Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Racing and casino facilities                          10 - 40 years
Furniture, fixtures and equipment                      5 - 10 years

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. In 1999, $682,000 of interest cost was capitalized. No interest was capitalized in 1998 or 1997.

Goodwill-Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized using the straight-line method over a period of 40 years.

Income taxes-Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

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

Fair value of financial instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at June 30, 1999 approximates its fair value based on interest rates available on similar borrowings.

Accounting for stock options-The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", on July 1, 1996. SFAS No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to use the intrinsic value method.

Recent accounting pronouncements-The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 4 - Indebtedness
Long-term debt is as follows:
                                                         June 30,
                                                   1999               1998
Note payable to bank                          $ 15,500,000        $     -
SWIDA loan for Gateway redevelopment            21,460,000              -
Note payable                                       -                 760,000
                                                36,960,000           760,000
Less: current portion                             (235,000)          (19,000)
                                              $ 36,725,000        $  741,000

On March 31, 1999, the Company entered into a $50,000,000 long-term, unsecured, revolving credit agreement with certain financial institutions. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The agreement, which expires in March 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. At June 30, 1999, $15,500,000 was outstanding under this line of credit at a weighted average interest rate of 6.05%.

A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri).
At June 30, 1999, $548,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000 also was obtained to secure debt service. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

The scheduled maturities of long-term debt outstanding at June 30, 1999 are as follows: 2000-$235,000; 2001-$685,000; 2002-$16,135,000; 2003-
$685,000; 2004-$745,000; and thereafter-$18,475,000.

NOTE 5 - Income Taxes
The current and deferred income tax provisions (benefit) are as follows:

                                            Years ended June 30,
                                   1999              1998              1997
Current:
 Federal                        $13,277,000       $12,544,000       $ 9,207,000
 State                            3,929,000         3,296,000         2,498,000
                                 17,206,000        15,840,000        11,705,000
Deferred:
 Federal                          1,599,000           (78,000)           49,000
 State                               75,000           (20,000)           13,000
                                  1,674,000           (98,000)           62,000
Total income taxes              $18,880,000       $15,742,000       $11,767,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property, plant and equipment and net operating loss carryforwards. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon reversals of existing taxable temporary differences and future income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                                  Years ended June 30,
                                             1999         1998         1997
Federal tax at statutory rate                35.0%        35.0%        35.0%
State taxes, net of federal benefit           5.7%         5.7%         5.7%
Other                                          .5%         1.1%         1.0%
 Effective income tax rate                   41.2%        41.8%        41.7%

NOTE 6 - Pension Plan
Benefits provided by the Dover Downs Entertainment, Inc. Pension Plan are based on years of service and employees' remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                             June 30,
                                                        1999            1998
Change in benefit obligation:
Benefit obligation at beginning of year              $  925,000       $ 531,000
Service cost                                            306,000         132,000
Interest cost                                            79,000          53,000
Amendments                                              122,000           -
Actuarial loss                                           26,000         211,000
Benefits paid                                           (33,000)         (2,000)
Benefit obligation at end of year                     1,425,000         925,000

Change in plan assets:
Fair value of plan assets at
  beginning of year                                     688,000         464,000
Actual return on plan assets                            273,000         104,000
Employer contribution                                   386,000         122,000
Benefits paid                                           (33,000)         (2,000)
Fair value of plan assets at end of year              1,314,000         688,000

Funded status                                          (111,000)       (237,000)
Unrecognized net (gain)/loss                            (74,000)        111,000
Unrecognized prior service cost                         277,000         173,000
Prepaid pension cost                                 $   92,000       $  47,000

At June 30, 1999, the assets of the plan were invested 68% in equity funds, 24% in intermediate bond funds and the balance in other short-term interest-bearing accounts. The discount rate in 1999 and 1998 was 8.0% and 7.5%, respectively. The assumed rate of compensation increase was 5% in both years. The expected long-term rate of return on assets was 9% for 1999 and 1998.

The components of net periodic pension cost are as follows:

                                              Years ended June 30,
                                   1999              1998              1997

Service cost                     $ 306,000         $ 132,000         $ 61,000
Interest cost                       79,000            53,000           32,000
Return on plan assets             (273,000)         (104,000)         (68,000)
Net amortization                    13,000            32,000           16,000
Deferral of net gain               201,000            63,000           36,000
                                 $ 326,000         $ 176,000         $ 77,000

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

NOTE 7 - Shareholders' Equity
Changes in the components of shareholder's equity are as follows
(dollars in thousands, except per share data):

                                           $.10 Par
                                  $.10 Par  Value
                                    Value    Class A  Additional
                                    Common   Common    Paid-in    Retained
                                    Stock    Stock     Capital    Earnings

Balance at June 30, 1996           $           $1,393      $ 4,669     $17,653
Net earnings                                                            16,472
Issuance of common stock, net         288        (180)      16,252
Dividends on common stock,
 $.08 per share                                                         (2,429)
Exercise of stock options                          22          160
Conversion of Class A shares            6          (6)
Balance at June 30, 1997              294       1,229       21,081      31,696
Net earnings                                                            21,913
Dividends on common stock,
 $.16 per share                                                         (4,878)
Exercise of stock options                           2           28
Conversion of Class A shares            6          (6)
Balance at June 30, 1998              300       1,225       21,109      48,731
Net earnings                                                            26,891
Dividends on common stock,
 $.18 per share                                                         (6,213)
Exercise of stock options               4           8          155
Grand Prix acquisition                252                   80,196
Two-for-one split                     556       1,221       (1,777)
Conversion of Class A shares           28         (28)
Balance at June 30, 1999           $1,140      $2,426      $99,683     $69,409

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

The Company has adopted Rights Plans with respect to its Common Stock and Class A Common Stock which include the distribution of Rights to holders of such stock. The Rights entitle the holder, upon the occurrence of certain events, to purchase additional stock of the Company. The Rights are exercisable if a person, company or group acquires 10% or more of the outstanding combined equity of Common Stock and Class A Common Stock or engages in a tender offer. The Company is entitled to redeem each Right for one cent.
<PGE>

On July 31, 1998, the Board of Directors authorized a two-for-one stock split to be distributed September 15, 1998. All share and per share information included in the accompanying consolidated financial statements and notes thereto have been adjusted to give retroactive effect to this stock split.

On October 3, 1996, the Company completed its initial public offering. The Company issued 1,075,000 shares (2,150,000 shares after the stock split) of the Company's Common Stock and received proceeds of approximately $16,360,000, net of issuance costs of approximately
$1,913,000.

The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. Options granted under the 1991 Stock Option Plan are exercisable for Class A Common Stock while options granted under the 1996 Stock Option Plan are exercisable for Common Stock. The 1991 Stock Option Plan has been amended so that no additional options may be granted thereunder. The 1991 and 1996 stock options have 7 and 8 year terms, respectively, and generally vest equally over a period of 5 and 6 years from the date of grant, respectively. In all other material respects, the 1991 Stock Option Plan is structured the same as the 1996 Stock Option Plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black Scholes option-pricing model with the following assumptions: expected dividend yield - 1.02%, risk-free interest rate - 6%, an expected life of six and one-half years and volatility of 25%. Had compensation cost been recognized in accordance with SFAS No. 123, the Company's diluted earnings per share disclosed in the accompanying financial statements would be reduced by less than $.01 per share in 1999 and 1998.

Option activity was as follows:
                                                       June 30,
                                          1999            1998         1997
Number of options:
Outstanding at beginning of year        1,035,528        945,528     1,170,000
Granted                                   734,562        135,000       225,528
Exercised                                (127,684)       (45,000)     (450,000)
Outstanding at June 30                  1,642,406      1,035,528       945,528

At June 30:
Options available for grant               404,910      1,139,472     1,274,472
Options exercisable                       932,545        262,000        45,000
Weighted Average Exercise Price:
 Options granted                        $    4.66      $   11.58     $    8.57
 Options exercised                      $    1.32      $     .67     $     .41
 Options outstanding                    $    4.38      $    3.38     $    2.55
 Options exercisable                    $    1.59      $    1.78     $     .67

Included in the 734,562 options and the weighted average exercise price for options granted in 1999 are 512,062 options relating to the Grand Prix Association of Long Beach acquisition. The Grand Prix options were converted into Dover Downs options at an exercise price of $.87 per share.

NOTE 8 - Related Party Transactions
During the years ended June 30, 1999, 1998 and 1997, the Company purchased certain paving, site work and construction services involving total payments of $432,000, $375,000 and $584,000 from a company wholly-owned by an employee/director. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies in 1999, 1998 and 1997. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $380,000, $283,000 and $178,000 in 1999, 1998 and 1997, respectively.

In connection with the development of a new racing facility in Wilson County, Tennessee, a subsidiary of the Company purchased options to acquire certain properties being considered as possible locations for the facility. During 1999, a development site was chosen and it was determined that some of the properties under option would not be needed. Prior to the options expiring, an officer/director of the Company expressed an interest in purchasing several of the properties that were not needed for development. The Company assigned its options to the officer/director who subsequently purchased the property. At June 30, 1999, $219,000 was due from this officer/director to reimburse the Company for the cost of the options and certain surveying, engineering and legal costs incurred by the Company. This amount was repaid in July 1999.

At the date of the acquisition of Grand Prix Association of Long Beach, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of June 30, 1999, $92,000 was outstanding and is due
December 1, 1999 from a current director of the Company.

In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

NOTE 9 - Business Segment Information
The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (dollars in thousands, except per share data):

                                    Motorsports    Gaming    Consolidated
Year ended June 30, 1999
 Revenue                               $ 68,683        $139,249       $207,932
 Operating earnings                      17,197          29,926         47,123
 Identifiable assets at year-end        209,540          45,672        255,212
 Capital expenditures                    36,209          14,498         50,707
 Depreciation and amortization            5,829           1,269          7,098
 Interest expense                      $  1,267        $     85       $  1,352

Year ended June 30, 1998
 Revenue                               $ 25,874        $115,071       $140,945
 Operating earnings                      12,506          24,447         36,953
 Identifiable assets at year-end         57,739          38,038         95,777
 Capital expenditures                     6,085           1,419          7,504
 Depreciation and amortization         $  1,237        $  1,470       $  2,707

Year ended June 30, 1997
 Revenue                               $ 20,516        $ 81,162       $101,678
 Operating earnings                      11,079          16,891         27,970
 Identifiable assets at year-end         34,801          36,460         71,261
 Capital expenditures                     9,496           7,345         16,841
 Depreciation and amortization         $    981        $  1,103       $  2,084

NOTE 10 - Commitments
The Company leases the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring in 2008. Total rental expense charged to the Company is a function of the profitability of the Nashville operation and was $210,000 for the year ended June 30, 1999 and $66,000 for the six months ended June 30, 1998.

The Company leases certain property at the Madison, Illinois facility with leases expiring at various dates through 2070. The leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations for these leases amounted to $222,000 for the year ended June 30, 1999. The minimum lease payments due under these leases are as follows:

                  2000                       $  237,000
                  2001                          227,000
                  2002                          214,000
                  2003                          214,000
                  2004                          214,000
                  Thereafter                  4,510,000

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). The initial term of the agreement expired in December 1998 and Caesars exercised the first of two additional three-year renewal options which Dover Downs may void if certain financial results are not achieved. Caesars acts as the exclusive agent to supervise, market, manage and operate the Company's video lottery operations. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Caesars' performance-based fees for such services were $6,983,000 in fiscal 1999, $7,094,000 in fiscal 1998 and $5,185,000 in fiscal 1997. Amounts owed to Caesars at June 30, 1999 and 1998 totaled $1,147,000 and $1,246,000, respectively and are included in accrued liabilities. The Company also has expensed and accrued additional amounts which Caesars claims are due as a result of the recent casino expansions, but which the Company does not believe are owed to Caesars.

The Company has entered into several sanctioning agreements to conduct various motorsports events at Dover Downs International Speedway and the Nashville Speedway, as well as at newly acquired venues in Long Beach, California; Madison, Illinois and Millington, Tennessee. The Company has held NASCAR-sanctioned events for 31 consecutive years and its subsidiary, Grand Prix Association of Long Beach, has operated the Grand Prix of Long Beach for 25 consecutive years. Nonrenewal of a NASCAR event license or the CART agreement for the Long Beach event would have a material adverse effect on the Company's financial condition and results of operations.

NOTE 11 - Quarterly Results - in thousands, except per share data
(unaudited)

                        September 30  December 31    March 31      June 30
1999
Revenues                   $54,654       $37,651      $36,676       $78,951
Gross profit                17,520         7,188        6,851        26,777
Net earnings                 8,278         2,513        2,207        13,893
Earnings per
  common share (diluted)   $   .23       $   .07      $   .06       $   .38

1998
Revenues                   $38,821       $25,962      $31,735       $44,427
Gross profit                14,301         5,236        6,649        15,177
Net earnings                 7,833         2,518        3,295         8,267
Earnings per
  common share (diluted)   $   .25       $   .08      $   .11       $   .26

                                                                  Exhibit 21.1




                            DOVER DOWNS ENTERTAINMENT, INC.

                      Subsidiaries of Registrant at June 30, 1999





                Dover Downs, Inc.

                Dover Downs International Speedway, Inc.

                Dover Downs Properties, Inc.

                Nashville Speedway USA, Inc.

                Grand Prix Association of Long Beach, Inc.

                Gateway International Motorsports Corporation, Inc.

                Gateway International Services Corporation, Inc.

                Memphis International Motorsports Corporation, Inc.

                Motorsports Services Corporation of Memphis, Inc.

                                                                  Exhibit 23.1



The Board of Directors and Shareholders
     Dover Downs Entertainment, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-8147) on Form S-8 of Dover Downs Entertainment, Inc. of our report dated July 23, 1999 relating to the consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 1999, which report appears in the June 30, 1999 annual report on Form 10-K of Dover Downs Entertainment, Inc.






                                               KPMG LLP


Philadelphia, Pennsylvania
September 8, 1999