Form 10-Q
period 1999-09-30
DOVER DOWNS ENTERTAINMENT INC
filed 1999-11-05
CIK 1017673

Page 1 of 10

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1999
                                 OR

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


                                                 Yes   X     No


         As of September 30, 1999, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock         - 11,697,184 shares
          Class A common stock - 24,204,010 shares
FORM 10-Q                                                Page 2 of 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

                                                   Quarter Ended
                                                   September 30,
                                                  1999       1998

Revenues:
  Motorsports                                   $ 28,610    $ 21,155
  Gaming (including win)                          42,691      33,499
                                                  71,301      54,654

Expenses:
  Operating                                       46,368      35,338
  Depreciation and amortization                    1,965       1,796
  General and administrative                       3,323       3,054
                                                  51,656      40,188

Operating earnings                                19,645      14,466

Interest expense, net                                426         389

Earnings before income taxes                      19,219      14,077

Income taxes                                       7,975       5,799

Net earnings                                    $ 11,244    $  8,278

Earnings per common share
          - Basic                               $    .31    $    .23
          - Diluted                             $    .31    $    .23

Average shares outstanding (000)
          - Basic                                 35,803      35,538
          - Diluted                               36,696      36,620

Dividends paid per common share                 $   .045    $    .04


The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

                                              September 30, June 30,
ASSETS                                            1999        1999
Current assets:
 Cash and cash equivalents                      $ 14,247    $ 10,847
 Accounts receivable                               7,039       6,706
 Due from State of Delaware                        7,640       2,932
 Inventories                                         605         581
 Prepaid expenses and other                        3,600       4,456
 Deferred income taxes                               334         327
   Total current assets                           33,465      25,849

Property, plant and equipment, net               181,759     173,913
Other assets, net                                  1,427       1,453
Goodwill, net                                     53,635      53,997
   Total assets                                 $270,286    $255,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  4,581    $  4,629
 Purses due horsemen                               7,990       3,147
 Accrued liabilities                               8,552       9,407
 Income taxes payable                              8,933       2,726
 Current portion of long-term debt                   335         235
 Deferred revenue                                  6,285      15,906
   Total current liabilities                      36,676      36,050

Long-term debt                                    41,125      36,725
Other liabilities                                    165         172
Deferred income taxes                              9,825       9,607

Commitments (see Part II Legal Proceedings)
Shareholders' equity:
 Preferred stock, $.10 par value;
  1,000,000 shares authorized; issued and
  outstanding:  none
 Common stock, $.10 par value;
  75,000,000 shares authorized; issued and
  outstanding: September - 11,697,184;
   June - 11,403,684                               1,170       1,140
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: September - 24,204,010;
   June - 24,262,510                               2,420       2,426
 Additional paid-in capital                       99,865      99,683
 Retained earnings                                79,040      69,409
   Total shareholders' equity                    182,495     172,658
   Total liabilities and shareholders' equity   $270,286    $255,212

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Dollars in Thousands
                             (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                  1999       1998

Cash flows from operating activities:
 Net earnings                                   $11,244     $ 8,278
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                1,965       1,796
     (Increase) decrease in assets:
       Accounts receivable                         (333)        258
       Due from State of Delaware                (4,708)     (3,719)
       Inventories                                  (24)        103
       Prepaid expenses and other                   856        (181)
     Increase (decrease) in liabilities:
       Accounts payable                             (48)        478
       Purses due horsemen                        4,843       3,806
       Accrued liabilities                         (855)     (1,978)
       Current and deferred income taxes          6,418       3,339
       Deferred revenue                          (9,621)     (5,204)
   Net cash provided by operating activities      9,737       6,976

Cash flows from investing activities:
 Capital expenditures                            (9,423)     (4,574)
 Cash acquired in business acquisition             -          1,490
   Net cash used in investing activities         (9,423)     (3,084)

Cash flows from financing activities:
 Dividends paid                                  (1,613)     (1,413)
 Borrowings on revolving debt, net                4,500         -
 Repayment of long-term debt                       -            (72)
 Proceeds of stock options exercised and other      199         -
   Net cash provided by (used in)
   financing activities                           3,086      (1,485)

Net increase in cash and cash equivalents         3,400       2,407

Cash and cash equivalents, beginning of period   10,847      18,694
Cash and cash equivalents, end of period        $14,247     $21,101

Supplemental information:
  Interest paid                                 $ 1,095     $ 1,048
  Income taxes paid                             $ 1,557     $ 2,460

 Non-cash investing activities:
  Stock issued for business acquisition            -        $80,241

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 10

DOVER DOWNS ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  A.      Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

  B.      Revenue Recognition
    For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company's financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State's share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Operating expenses include the amounts collected by the State (i) for the State's share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses.

  C.      Earnings Per Share
    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                           Three Months Ended
                                              September 30,
                                             1999      1998

    Basic EPS                               35,803    35,538
    Effect of Options                          893     1,082
    Diluted EPS                             36,696    36,620

No adjustments to net income available to common shareholders were required during the periods presented.

FORM 10-Q                                                Page 6 of 10

  D.      Business Segment Information
    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures:

                         Motorsports      Gaming     Consolidated
Quarter ended
September 30, 1999
  Revenue                $ 28,610,000   $42,691,000  $ 71,301,000
  Operating earnings       10,339,000     9,306,000    19,645,000
  Identifiable assets
    at quarter-end       $216,966,000   $53,320,000  $270,286,000

Quarter ended
September 30, 1998
  Revenue                $ 21,155,000   $33,499,000  $ 54,654,000
  Operating earnings        7,228,000     7,238,000    14,466,000
  Identifiable assets
    at quarter-end       $182,763,000   $40,165,000  $222,928,000

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998
   Revenues increased by $16,647,000 to $71,301,000 as a result of growth in the historical business of the Company. Gaming revenues increased by $9,192,000 or 27.4% to $42,691,000, primarily the result of expanding the casino facility and restaurant space and increasing the number of video lottery (slot) machines from an average of 1,032 in the first quarter of fiscal 1999 to 1,568 during the first quarter of fiscal 2000, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $7,455,000 or 35.2%. Approximately $1,280,000 resulted from increased attendance, $573,000 from increased ticket prices, and $3,021,000 from increased sponsorship, concession and broadcast revenues for the Company's Fall NASCAR weekend at Dover Downs International Speedway. Approximately $3,935,000 of the increase is due to the scheduling of the Busch Grand National Division event at Gateway International Raceway in the first quarter of fiscal 2000 compared with the second quarter of fiscal 1999. The aforementioned increases in motorsports revenue were offset somewhat by decreases in revenues related to the Indy Racing League event at Dover Downs International Speedway.

   Operating expenses increased by $11,030,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $3,887,000 in the first quarter of fiscal 2000. Amounts allocated from the video lottery



FORM 10-Q                                                Page 7 of 10

operation for harness horse racing purses were $4,742,000 in the first quarter of fiscal 2000 compared with $3,725,000 in the first quarter of fiscal 1999.

   Motorsports operating expenses increased primarily due to a $1,069,000 increase in the purse obligation related to the Fall NASCAR weekend at Dover Downs International Speedway and from the scheduling of the Busch Grand National Division event at Gateway International Raceway discussed above.

   Depreciation and amortization increased by $169,000 due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion.

   General and administrative expenses increased by $269,000 to $3,323,000 from $3,054,000 in the first quarter of 1999 due to an increase in wages and related employee benefits.

   The Company's effective income tax rates for the three-month periods ended September 30, 1999 and 1998 were 41.5% and 41.2%, respectively.

   Net earnings increased by $2,966,000 as a result of increased play in the casino, higher attendance and related revenues as well as an increase in the broadcast rights fees for the Fall race at the Company's motorsports events at Dover Downs International Speedway, and the scheduling of the Busch Grand National event at Gateway
International Raceway.

Liquidity and Capital Resources
   Cash flows from operations for the three months ended September, 1999 and 1998 were $9,737,000 and $6,976,000, respectively. The reason for the increase in operating cash flows was primarily the increase in earnings before depreciation and amortization, the timing of certain tax payments and the timing of payments for harness horse racing purses, offset in part by the timing of the receipt of amounts due from the State of Delaware, and a decrease in deferred revenue.

   Capital expenditures for the first quarter of fiscal 2000 were $9,423,000. Approximately $5,285,000 related to the expansion of and improvements to the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $1,690,000 to the expansion of the casino facility and construction of a hotel in Dover, Delaware, and approximately $2,435,000 for the acquisition of land and other construction costs related to the Nashville Superspeedway Complex.

   At September 30, 1999, the Company had a $50,000,000 unsecured revolving line of credit to provide for seasonal funding needs, capital improvements and other general corporate purposes. There was $20,000,000 outstanding under the credit facility at September 30, 1999. On November 1, 1999, the Company closed on a $125,000,000 amended and restated revolving line of credit agreement with several banks. The terms of the new agreement are essentially the same as those contained in the $50,000,000 agreement.

FORM 10-Q                                                Page 8 of 10

   In September of 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999 (the "Bonds") in the aggregate amount of $25,900,000. The proceeds will be used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee which will be beneficial to the operation of the Superspeedway Complex the Company is developing through its wholly owned subsidiary, Nashville Speedway, USA. Interest only payments are required until September 1, 2002 and will be made from a Capitalized Interest Fund established from Bond proceeds. Subsequent to the opening of the Superspeedway Complex, the Bonds will be payable solely from certain sales and incremental property taxes generated from the Superspeedway Complex (the "Revenues"). In the event the Revenues are insufficient to cover the payment of principal and interest on the Bonds, payments will be made under a $26,326,000 irrevocable direct-pay letter of credit issued by several banks (the "Banks") pursuant to a Reimbursement and Security Agreement between Dover Downs Entertainment, Inc. (the "Company") and the Banks whereby the Company has agreed to reimburse the Banks for drawings made under the letter of credit.

   Management believes that cash flows from operations and funds expected to be available under its bank credit facility will satisfy the Company's cash requirements for the remainder of fiscal 2000.

Year 2000 Issues
   Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, the Company began its assessment and remediation processes in 1998 regarding its primary financial and operating systems. The Company's assessment activities have included
(1) identifying all software and operating systems - both information technology (IT) systems and non-IT systems with embedded technology - which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, (3) obtaining assurances from the Company's vendors, and (4) assigning a manager for Y2K compliance and establishing a readiness reporting process to ensure that top management will be aware of each area and step remaining to be done in order for the Company to become fully Y2K compliant.

   Based on its assessment and remediation activities to date, the Company believes that its critical internal software and operating systems are Y2K compliant.

   Based on assurances to date from the majority of its vendors, the Company does not anticipate any material Y2K impact on its operations or financial reporting at this time.

   The Company expects to have contingency plans in place by the end of 1999 that address potential short-term business disruptions resulting from losses of electricity and system malfunctions.





FORM 10-Q                                                Page 9 of 10

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
   A group purportedly made up of Wilson County and Rutherford County, Tennessee residents has filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the Nashville Superspeedway complex will be situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. The Company believes the rezoning was done properly. It is vigorously contesting the litigation and, based on the advice of counsel, believes that the litigation is unlikely to succeed on its merits.

   Additionally, there are various routine claims and legal actions pending against the Company incidental to the ordinary operation of its business. The Company is of the opinion, based on the advice of counsel, that it is only remotely likely that the ultimate resolution of these claims and actions will be material.

Item 2.  Changes in Securities and Use of Proceeds
   None.


FORM 10-Q                                               Page 10 of 10

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
   Exhibit 10.1   - Amended and Restated Credit Agreement Among Dover
                    Downs Entertainment, Inc., the Several Banks and Other Financial Institutions Party Thereto and PNC Bank, Delaware as Agent Dated as of November 1, 1999

   Exhibit 10.2   - Reimbursement and Security Agreement Between Dover
                    Downs Entertainment, Inc., Nashville Speedway USA, Inc. and PNC Bank, Delaware Dated as of September 1, 1999


   Exhibit 27     - Financial Data Schedule

(b) Reports on Form 8-K
   A Form 8-K was filed by the Company on August 2, 1999 to disclose the appointment of Klaus M. Belohoubek, Esquire, to the position of Vice President-General Counsel and Secretary. Michael B. Kinnard, Esquire, formerly Vice President-General Counsel and Secretary, resigned to accept the positions of President and Chief Operating Officer of Matlack Systems, Inc.


                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 5, 1999      Dover Downs Entertainment, Inc.
                                      (Registrant)


                         /s/  Denis McGlynn
                         Denis McGlynn
                         President and Chief Executive Officer


                         /s/ Timothy R. Horne
                         Timothy R. Horne
                         Vice President-Finance
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)