Form 10-Q
period 1999-12-31
DOVER DOWNS ENTERTAINMENT INC
filed 2000-01-31
CIK 1017673

Page 1 of 11

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

                                 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

             1131 North DuPont Highway, Dover, Delaware
              (Address of principal executive offices)

                                19901
                             (Zip Code)

                           (302) 674-4600
        (Registrant's telephone number, including area code)

                 ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]      No [   ]

         As of December 31, 1999, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock         - 11,735,348 shares
          Class A common stock - 24,166,210 shares

FORM 10-Q                                                Page 2 of 11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)




                                Three Months Ended   Six Months Ended
                                    December 31,       December 31,
                                   1999    1998       1999     1998

Revenues:
  Motorsports                    $ 5,042  $ 6,670   $ 33,652  $27,825
  Gaming (including win)          39,501   30,981     82,192   64,480
                                  44,543   37,651    115,844   92,305

Expenses:
  Operating                       34,824   28,631     81,192   63,969
  Depreciation and amortization    1,973    1,832      3,938    3,628
  General and administrative       2,906    2,537      6,229    5,591
                                  39,703   33,000     91,359   73,188

Operating earnings                 4,840    4,651     24,485   19,117

Interest expense, net                418      355        844      744

Earnings before income taxes       4,422    4,296     23,641   18,373

Income taxes                       1,895    1,783      9,870    7,582

Net earnings                     $ 2,527  $ 2,513   $ 13,771  $10,791

Earnings per common share
          - Basic                $   .07  $   .07   $    .38  $   .30
          - Diluted              $   .07  $   .07   $    .38  $   .30

Average shares outstanding
          - Basic                 35,902   35,553     35,852   35,544
          - Diluted               36,730   36,510     36,713   36,564

Dividends paid per common share  $  .045   $ .045   $    .09   $ .085



The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 11

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts

                                              (Unaudited)
                                              December 31,  June 30,
ASSETS                                            1999        1999
Current assets:
 Cash and cash equivalents                      $  4,100    $ 10,847
 Accounts receivable                               7,267       6,706
 Due from State of Delaware                        6,841       2,932
 Inventories                                         492         581
 Prepaid income taxes                              1,397        -
 Prepaid expenses and other                        3,710       4,456
 Deferred income taxes                               327         327
   Total current assets                           24,134      25,849

Property, plant and equipment, net               199,794     173,913
Other assets, net                                  1,401       1,453
Goodwill, net                                     53,398      53,997
   Total assets                                 $278,727    $255,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  3,796    $  4,629
 Purses due horsemen                               7,776       3,147
 Accrued liabilities                               7,650       9,407
 Income taxes payable                               -          2,726
 Current portion of long-term debt                   335         235
 Deferred revenue                                 11,859      15,906
   Total current liabilities                      31,416      36,050

Long-term debt                                    53,625      36,725
Other liabilities                                    174         172
Deferred income taxes                             10,106       9,607

Commitments (see Part II Legal Proceedings)
Shareholders' equity:
 Preferred stock, $.10 par value; 1,000,000
  shares authorized; issued and outstanding: none
 Common stock, $.10 par value;
  75,000,000 shares authorized; issued and
  outstanding: December - 11,735,348;
   June - 11,403,684                               1,173       1,140
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: December - 24,166,210;
   June - 24,262,510                               2,417       2,426
 Additional paid-in capital                       99,865      99,683
 Retained earnings                                79,951      69,409
   Total shareholders' equity                    183,406     172,658
   Total liabilities and shareholders' equity   $278,727    $255,212

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 11

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
                             (Unaudited)
                                                  Six Months Ended
                                                    December 31,
                                                 1999        1998
Cash flows from operating activities:
 Net earnings                                   $13,771     $10,791
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                3,938       3,628
     (Increase) decrease in assets:
       Accounts receivable                         (561)        777
       Due from State of Delaware                (3,909)     (4,149)
       Inventories                                   89         124
       Prepaid expenses and other                   746         658
     Increase (decrease) in liabilities:
       Accounts payable                            (833)     (2,895)
       Purses due horsemen                        4,629       3,044
       Accrued liabilities                       (1,757)     (3,174)
       Current and deferred income taxes         (3,624)     (5,292)
       Deferred revenue                          (4,047)     (3,358)
   Net cash provided by operating activities      8,442         154

Cash flows from investing activities:
 Capital expenditures                           (29,033)    (14,034)
 Other                                             (125)       -
 Cash acquired in business acquisition             -          1,490
   Net cash used in investing activities        (29,158)    (12,544)

Cash flows from financing activities:
 Dividends paid                                  (3,229)     (3,013)
 Borrowings on revolving debt, net               17,000       6,000
 Repayment of long-term debt                       -         (1,081)
 Loan repayments                                   -            165
 Proceeds of stock options exercised and other      198          11
   Net cash provided by financing activities     13,969       2,082

Net decrease in cash and cash equivalents        (6,747)    (10,308)

Cash and cash equivalents, beginning of period   10,847      18,694
Cash and cash equivalents, end of period        $ 4,100     $ 8,386

Supplemental information:
  Interest paid                                 $   409     $    24
  Income taxes paid                             $13,494     $13,818

 Non-cash investing activities:
  Stock issued for business acquisition            -        $80,241

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 11

DOVER DOWNS ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results of operations, financial position and cash flows have been included. Operating results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

Earnings Per Share
    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                         Three Months Ended       Six Months Ended
                             December 31,            December 31,
                           1999     1998           1999      1998

    Basic EPS             35,902   35,553         35,852    35,544
    Effect of Options        828      957            861     1,020
    Diluted EPS           36,730   36,510         36,713    36,564

No adjustments to net income available to common shareholders were required during the periods presented.

FORM 10-Q                                                Page 6 of 11

Business Segment Information
    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                             Three Months Ended   Six Months Ended
                                December 31,        December 31,
                               1999      1998       1999     1998

Revenues:
  Motorsports                $ 5,042   $ 6,670    $ 33,652   $27,825
  Gaming                      39,501    30,981      82,192    64,480
Consolidated Revenues        $44,543   $37,651    $115,844   $92,305

Operating Earnings (Loss):
  Motorsports                $(3,478)  $(1,950)   $  6,861   $ 5,278
  Gaming                       8,318     6,601      17,624    13,839
Consolidated Operating
  Earnings                   $ 4,840   $ 4,651    $ 24,485   $19,117


                             December 31, 1999       June 30, 1999
Identifiable Assets:
  Motorsports                     $227,184             $209,540
  Gaming                            51,543               45,672
Consolidated Assets               $278,727             $255,212


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1999 vs. Three Months Ended December 31, 1998
   Revenues increased by $6,892,000 to $44,543,000 as a result of growth in the historical business of the Company. Gaming revenues increased by $8,520,000 or 27.5% to $39,501,000, primarily the result of expanding the casino facility and restaurant space and increasing the number of video lottery (slot) machines from an average of 1,094 in the second quarter of fiscal 1999 to 1,542 during the second quarter of fiscal 2000, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues decreased by $1,628,000 or 24.4%, due primarily to the scheduling of the Busch Grand National Division event at Gateway International Raceway in the first quarter of fiscal 2000 compared with the second quarter of fiscal 1999. The aforementioned decrease in motorsports revenues was offset somewhat by the addition of a Busch Grand National Division event at Memphis Motorsports Park in the second quarter of fiscal 2000.





FORM 10-Q                                                Page 7 of 11

   Operating expenses increased by $6,193,000 reflecting the higher gaming revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $3,339,000 in the second quarter of fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $4,294,000 in the second quarter of fiscal 2000 compared with $3,369,000 in the second quarter of fiscal 1999.

   Motorsports operating expenses for the second quarter of fiscal 2000 remained consistent with the second quarter of fiscal 1999.

   Depreciation and amortization increased by $141,000 due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion during the third and fourth quarters of last fiscal year.

   General and administrative expenses increased by $369,000 to $2,906,000 from $2,537,000 in the second quarter of 1999 due to an increase in wages and related employee benefits.

   The Company's effective income tax rates for the three-month periods ended December 31, 1999 and 1998 were 42.9% and 41.5%, respectively.

   Net earnings increased by $14,000 as a result of increased play in the casino and the addition of a Busch Grand National Division event at Memphis Motorsports Park, offset by the rescheduling of the Busch Grand National Division event at Gateway International Raceway.

Results of Operations: Six Months Ended December 31, 1999 vs. Six Months Ended December 31, 1998
   Revenues increased by $23,539,000 to $115,844,000 for the six months ended December 31, 1999. Gaming revenues increased by $17,712,000 or 27.5%, the result of having an average of 1,555 machines in the first six months of fiscal 2000 compared with an average of 1,066 machines in the first six months of fiscal 1999, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $5,827,000 to $33,652,000. Approximately $1,280,000 of the increase resulted from increased attendance, $573,000 from increased ticket prices, and $3,021,000 from increased sponsorship, concession and broadcast revenues for the Company's fall NASCAR weekend at Dover Downs International Speedway. The remainder of the revenue increase is primarily due to the addition of a Busch Grand National Division event at Memphis Motorsports Park and an increase in admissions revenues for the Busch Grand National Division event at Gateway International Raceway. The aforementioned increases in motorsports revenues were offset somewhat by a decrease in revenues related to the Indy Racing League event at Dover Downs International Speedway in the first fiscal quarter.




FORM 10-Q                                                Page 8 of 11

   Operating expenses increased by $17,223,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine operation, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $7,226,000 in the first six months of fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $9,036,000 in the first six months of fiscal 2000 compared with $7,094,000 in the first six months of fiscal 1999.

   Motorsports operating expenses increased primarily due to a $1,069,000 increase in the purse obligation expenses related to the Fall NASCAR weekend at Dover Downs International Speedway and the addition of a Busch Grand National Division event at Memphis
Motorsports Park in October 1999.

   Depreciation and amortization increased by $310,000 due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion during the third and fourth quarters of last fiscal year.

   General and administrative expenses increased by $638,000 to $6,229,000 from $5,591,000 in the first six months of 1999 due to an increase in wages and related employee benefits.

   The Company's effective income tax rates for the six-month periods ended December 31, 1999 and 1998 were 41.8% and 41.3%, respectively.

   Net earnings increased by $2,980,000 as a result of increased play in the casino, higher attendance and related revenues as well as an increase in the broadcast rights fees for the fall race at Dover Downs International Speedway, and the addition of a Busch Grand National Division event at Memphis Motorsports Park in the second quarter of fiscal 2000.

Liquidity and Capital Resources
   Cash flows from operations for the six months ended December 31, 1999 and 1998 were $8,442,000 and $154,000, respectively. The reason for the increase in operating cash flows was primarily the increase in earnings before depreciation and amortization and the timing of payments for harness horse racing purses, construction-related payables and certain tax payments.

   Capital expenditures for the six months ended December 31, 1999 were $29,033,000. Approximately $11,342,000 related to the expansion of and improvements to the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $5,472,000 to the expansion of the casino facility and construction of a hotel in Dover, Delaware, and approximately $11,493,000 for the acquisition of land and other construction costs related to the Nashville Superspeedway Complex.




FORM 10-Q                                                Page 9 of 11

   On November 1, 1999, the Company closed on a $125,000,000 amended and restated revolving line of credit agreement with several banks.
The terms of the new agreement are essentially the same as those contained in the previous agreement. There was $32,500,000 outstanding under the credit facility at December 31, 1999. During the first six months of fiscal 2000, the Company capitalized $699,000 of interest cost related to the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.

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

Year 2000 Issues
   Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, the Company began its assessment and remediation processes in 1998 regarding its primary financial and operating systems. The Company's assessment activities included (1) identifying all software and operating systems - both information technology (IT) systems and non-IT systems with embedded technology - which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, (3) obtaining assurances from the Company's vendors, and (4) assigning a manager for Y2K compliance and establishing a readiness reporting process to ensure that top management was aware of each area and step completed in order for the Company to become fully Y2K compliant.

   As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Year 2000 matters.




FORM 10-Q                                               Page 10 of 11

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
   A group purportedly made up of Wilson County and Rutherford County, Tennessee residents has filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the Nashville Superspeedway complex will be situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. The Company believes the rezoning was done properly and is vigorously contesting the litigation. Based on the advice of counsel, management believes that the litigation is unlikely to succeed on its merits.

   The Company is involved in other litigation incidental to the ordinary operation of its business. Management is of the opinion, based on the advice of counsel, that the litigation in which the Company is involved will not have a material effect upon its results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds
   None.


FORM 10-Q                                               Page 11 of 11

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   The Company's Annual Meeting of Shareholders was held on October 29, 1999. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 29, 1999 to elect three Class III Directors to the Board of Directors, John W. Rollins, Denis McGlynn and Jeffrey W. Rollins were elected. At the meeting, 254,956,528, 254,960,594 and 254,956,872 affirmative votes were cast for John W. Rollins, Denis McGlynn and Jeffrey W. Rollins, respectively, and 28,517, 24,451 and 28,173 votes were withheld from John W. Rollins, Denis McGlynn and Jeffrey W. Rollins, respectively.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
   Exhibit 10.1   - Amended and Restated Credit Agreement Among Dover
                    Downs Entertainment, Inc., the Several Banks and Other Financial Institutions Party Thereto and PNC Bank, Delaware as Agent Dated as of November 1, 1999, as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

   Exhibit 27     - Financial Data Schedule

(b) Reports on Form 8-K
   None.

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 28, 2000       Dover Downs Entertainment, Inc.
                                      (Registrant)


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