Form 10-Q
period 2000-03-31
DOVER DOWNS ENTERTAINMENT INC
filed 2000-04-28
CIK 1017673

Page 1 of 11

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

         As of March 31, 2000, the number of shares of each class of the registrant's common stock outstanding is as follows:
          Common stock         - 13,776,676 shares
          Class A common stock - 23,650,985 shares

FORM 10-Q                                                Page 2 of 11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)




                                Three Months Ended  Nine Months Ended
                                      March 31,          March 31,
                                   2000    1999       2000     1999

Revenues:
  Motorsports                    $ 1,071  $ 1,271   $ 34,723  $ 29,096
  Gaming (including win)          42,718   35,405    124,910    99,885
                                  43,789   36,676    159,633   128,981

Expenses:
  Operating                       34,177   28,241    115,369    92,210
  Depreciation and amortization    2,161    1,584      6,099     5,212
  General and administrative       2,972    2,628      9,201     8,219
                                  39,310   32,453    130,669   105,641

Operating earnings                 4,479    4,223     28,964    23,340

Interest expense, net                339      344      1,183     1,088

Earnings before income taxes       4,140    3,879     27,781    22,252

Income taxes                       1,809    1,672     11,679     9,254

Net earnings                     $ 2,331  $ 2,207   $ 16,102  $ 12,998

Earnings per common share
          - Basic                $   .06  $   .06   $    .45  $    .37
          - Diluted              $   .06  $   .06   $    .44  $    .36

Average shares outstanding
          - Basic                 36,399   35,558     36,033    35,549
          - Diluted               37,156   36,607     36,859    36,578

Dividends declared
  per common share               $  .045   $ .045   $   .135   $   .13




The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 11
DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts

                                              (Unaudited)
                                                March 31,   June 30,
ASSETS                                            2000        1999
Current assets:
 Cash and cash equivalents                      $ 13,615    $ 10,847
 Accounts receivable                               8,993       6,706
 Due from State of Delaware                        2,241       2,932
 Inventories                                         553         581
 Prepaid income taxes                              5,256        -
 Prepaid expenses and other                        7,295       4,456
 Deferred income taxes                               405         327
   Total current assets                           38,358      25,849

Property, plant and equipment, net               215,117     173,913
Other assets, net                                  1,381       1,453
Goodwill, net                                     53,034      53,997
   Total assets                                 $307,890    $255,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  4,418    $  4,629
 Purses due horsemen                               2,972       3,147
 Accrued liabilities                               9,524       9,407
 Income taxes payable                                -         2,726
 Current portion of long-term debt                   585         235
 Deferred revenue                                 32,845      15,906
   Total current liabilities                      50,344      36,050

Notes payable to bank                             18,500      15,500
Long-term debt                                    20,540      21,225
Other liabilities                                    174         172
Deferred income taxes                             14,953       9,607

Commitments and contingencies (see Part II Legal Proceedings) Shareholders' equity:
 Preferred stock, $.10 par value; 1,000,000
  shares authorized; issued and outstanding: none
 Common stock, $.10 par value;
  75,000,000 shares authorized; issued and
  outstanding: March - 13,776,676;
   June - 11,403,684                               1,377       1,140
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: March - 23,650,985;
   June - 24,262,510                               2,365       2,426
 Additional paid-in capital                      118,971      99,683
 Retained earnings                                80,666      69,409
   Total shareholders' equity                    203,379     172,658
   Total liabilities and shareholders' equity   $307,890    $255,212

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 11
DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
                             (Unaudited)
                                                 Nine Months Ended
                                                     March 31,
                                                 2000        1999
Cash flows from operating activities:
 Net earnings                                   $16,102     $12,998
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                6,099       5,212
     (Increase) decrease in assets:
       Accounts receivable                       (2,287)     (3,226)
       Due from State of Delaware                   691         715
       Inventories                                   28          34
       Prepaid expenses and other                (2,839)     (3,158)
     Increase (decrease) in liabilities:
       Accounts payable                            (211)     (1,065)
       Purses due horsemen                         (175)       (798)
       Accrued liabilities                          117      (3,213)
       Current and deferred income taxes         (2,714)     (4,576)
       Deferred revenue                          16,939      19,241
   Net cash provided by operating activities     31,750      22,164

Cash flows from investing activities:
 Capital expenditures                           (46,133)    (29,343)
 Other                                             (125)       -
 Cash acquired in business acquisition             -          1,490
   Net cash used in investing activities        (46,258)    (27,853)

Cash flows from financing activities:
 Proceeds from issuance of common stock, net     19,185        -
 Borrowings on revolving debt, net                3,000      10,000
 Repayment of long-term debt                       (335)     (3,270)
 Dividends paid                                  (4,845)     (4,613)
 Loan repayments                                   -            207
 Proceeds of stock options exercised and other      271          22
   Net cash provided by financing activities     17,276       2,346

Net increase (decrease) in cash and cash
   equivalents                                    2,768      (3,343)

Cash and cash equivalents, beginning of period   10,847      18,694
Cash and cash equivalents, end of period        $13,615     $15,351

Supplemental information:
  Interest paid                                 $ 1,650     $ 2,245
  Income taxes paid                             $14,393     $14,556

 Non-cash investing activities:
  Stock issued for business acquisition            -        $80,241

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 11

DOVER DOWNS ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results of operations, financial position and cash flows have been included. Operating results for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

Earnings Per Share
    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                         Three Months Ended       Nine Months Ended
                              March 31,               March 31,
                           2000     1999           2000      1999

    Basic EPS             36,399   35,558         36,033    35,549
    Effect of Options        757    1,049            826     1,029
    Diluted EPS           37,156   36,607         36,859    36,578

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

FORM 10-Q                                                Page 6 of 11

Business Segment Information
    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):
                            Three Months Ended     Nine Months Ended
                                 March 31,              March 31,
                              2000      1999        2000       1999

Revenues:
  Motorsports                $ 1,071   $ 1,271    $ 34,723   $ 29,096
  Gaming                      42,718    35,405     124,910     99,885
Consolidated Revenues        $43,789   $36,676    $159,633   $128,981

Operating Earnings (Loss):
  Motorsports                $(4,175)  $(3,426)   $  2,686   $  1,852
  Gaming                       8,654     7,649      26,278     21,488
Consolidated Operating
  Earnings                   $ 4,479   $ 4,223    $ 28,964   $ 23,340


                               March 31, 2000        June 30, 1999
Identifiable Assets:
  Motorsports                     $252,645             $209,540
  Gaming                            55,245               45,672
Consolidated Assets               $307,890             $255,212


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999
   Revenues increased by $7,113,000 to $43,789,000 as a result of growth in the historical business of the Company. Gaming revenues increased by $7,313,000 or 20.7% to $42,718,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,133 in the third quarter of fiscal 1999 to 1,781 during the third quarter of fiscal 2000, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues decreased by $200,000 due primarily to the expiration of a rental agreement during the second quarter of fiscal 2000. The Company did not promote any major motorsports events in the third quarter of fiscal 2000 or 1999.

   Operating expenses increased by $5,936,000 reflecting the higher gaming revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $3,269,000 in the third quarter of fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $4,532,000 in the third
FORM 10-Q                                                Page 7 of 11

quarter of fiscal 2000 compared with $3,754,000 in the third quarter of fiscal 1999. Motorsports operating expenses for the third quarter of fiscal 2000 remained consistent with the third quarter of fiscal 1999.

   Depreciation and amortization increased by $577,000 due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion since the third quarter of fiscal 1999.

   General and administrative expenses increased by $344,000 to $2,972,000 from $2,628,000 in the third quarter of 1999 primarily due to an increase in wages and related employee benefits.

   The Company's effective income tax rates for the three-month periods ended March 31, 2000 and 1999 were 43.7% and 43.1%, respectively.

   Net earnings increased by $124,000 as a result of increased play in the casino, offset by a slightly higher motorsports operating loss in the quarter and higher depreciation expense.

Results of Operations: Nine Months Ended March 31, 2000 vs. Nine Months Ended March 31, 1999
   Revenues increased by $30,652,000 to $159,633,000 for the nine months ended March 31, 2000. Gaming revenues increased by $25,025,000 or 25.1%, the result of having an average of 1,631 machines in the first nine months of fiscal 2000 compared with an average of 1,086 machines in the first nine months of fiscal 1999, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $5,627,000 to $34,723,000. Approximately $1,280,000 of the increase resulted from increased attendance, $573,000 from increased ticket prices, and $3,021,000 from increased sponsorship, concession and broadcast revenues for the Company's fall NASCAR weekend at Dover Downs International Speedway. The remainder of the revenue increase is primarily due to the addition of a Busch Grand National Division event at Memphis Motorsports Park and an increase in admissions revenues for the Busch Grand National Division event at Gateway International Raceway. The aforementioned increases in motorsports revenues were offset somewhat by a decrease in revenues related to the Indy Racing League event at Dover Downs International Speedway in the first fiscal quarter.

   Operating expenses increased by $23,159,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $11,733,000 in the first nine months of fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $13,568,000 in the first nine months of fiscal 2000 compared with $10,848,000 in the first nine months of fiscal 1999. Motorsports operating expenses increased primarily due to a $1,069,000 increase in the purse obligation expenses related to the Fall NASCAR weekend at Dover Downs International Speedway, the addition of a Busch Grand National Division event at
FORM 10-Q                                                Page 8 of 11

Memphis Motorsports Park in October 1999 and advertising earlier in fiscal 2000 for events in the Company's fourth fiscal quarter.

   Depreciation and amortization increased by $887,000 due to capital expenditures related to the Company's video lottery casino and motorsports facilities expansion since the third quarter of fiscal 1999.

   General and administrative expenses increased by $982,000 to $9,201,000 from $8,219,000 in the first nine months of 1999 primarily due to an increase in wages and related employee benefits.

   The Company's effective income tax rates for the nine-month periods ended March 31, 2000 and 1999 were 42.0% and 41.6%, respectively.

   Net earnings increased by $3,104,000 primarily as a result of increased play in the casino, higher attendance and related revenues as well as an increase in the broadcast rights fees for the fall race at Dover Downs International Speedway, and the addition of a Busch Grand National Division event at Memphis Motorsports Park in the second quarter of fiscal 2000.

Liquidity and Capital Resources
   Cash flows from operations for the nine months ended March 31, 2000 and 1999 were $31,750,000 and $22,164,000, respectively. The reason for the increase in operating cash flows was primarily the increase in earnings before depreciation and amortization and the timing of construction-related payments and certain tax payments.

   Capital expenditures for the nine months ended March 31, 2000 were $46,133,000. Approximately $18,915,000 related to the expansion of and improvements to the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $8,377,000 to the expansion of the casino facility and construction of a hotel in Dover, Delaware, and approximately $17,750,000 for the acquisition of land and other construction costs related to the Nashville Superspeedway Complex.

   On March 3, 2000, the Company completed the issuance of 1,500,000 additional shares of common stock through a public offering, resulting in net proceeds to the Company of $19,185,000. Management used the proceeds of the offering to pay down a portion of the Company's revolving line of credit facility.

   On November 1, 1999, the Company closed on a $125,000,000 amended and restated revolving line of credit agreement with several banks.
The terms of the new agreement are essentially the same as those contained in the previous agreement. There was $18,500,000 outstanding under the credit facility at March 31, 2000. During the first nine months of fiscal 2000, the Company capitalized $1,350,000 of interest costs related to the construction of major facilities. The capitalized interest will be amortized over the estimated useful life of the asset to which it relates.


FORM 10-Q                                                Page 9 of 11

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

   Management believes that the net proceeds of the public offering together with cash flows from operations and funds expected to be available under its bank credit facility will satisfy the Company's cash requirements for the remainder of fiscal 2000.

Year 2000 Issues
   As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Year 2000 ("Y2K") matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

Forward-Looking Statements
   The Company may make certain forward-looking statements in this Form 10-Q within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.




FORM 10-Q                                               Page 10 of 11

   Various risks and uncertainties may affect the operation, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in the Company's forward-looking statements, including the following factors: the Company's growth strategies; the Company's development and potential acquisition of new facilities; anticipated trends in the motorsports and gaming industries; patron demographics; the Company's ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies; the Company's relationships with sponsors; general market and economic conditions; the Company's ability to finance future business requirements; the availability of adequate levels of insurance; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal, state, and local laws and regulations, including environmental and gaming license regulations; the affect of weather conditions on outdoor event attendance; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

   The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to the Company's forward-looking statements as an indication of its actual future results.

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

   The Company is involved in other litigation incidental to the ordinary operation of its business. Management is of the opinion, based on the advice of counsel, that the litigation in which the Company is involved will not have a material effect upon its results of operations or financial position.







FORM 10-Q                                               Page 11 of 11

Item 2.  Changes in Securities and Use of Proceeds
   During the third quarter of fiscal 2000, the Company sold 1,500,000 additional shares of common stock through a public offering, resulting in net proceeds to the Company of $19,185,000. A Form S-3 Registration Statement (No. 333-30060), as amended, was filed with the Securities and Exchange Commission and became effective on March 3, 2000.

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
   Exhibit 3(i)   - Restated Certificate of Incorporation of Dover
                    Downs Entertainment, Inc. dated March 10, 2000.

   Exhibit 27     - Financial Data Schedule

(b) Reports on Form 8-K
   None.

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 28, 2000         Dover Downs Entertainment, Inc.
                                      (Registrant)


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