Form 10-K
period 2000-06-30
DOVER DOWNS ENTERTAINMENT INC
filed 2000-08-23
CIK 1017673

_________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
 ________________________________________________________________

                              FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended        June 30, 2000       or

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
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

Registrant's telephone number including area code: (302) 674-4600

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $153,149,847 as of July 31, 2000.

     As of July 31, 2000, the number of shares of each class of the Registrant's common stock outstanding is as follows:


                Common Stock -                13,796,500  shares
                Class A Common Stock -        24,054,985  shares

    The following documents are incorporated by reference:

    Document                 Part of this form into which incorporated
Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held October 27, 2000                                  III

ITEM 1.           BUSINESS.

Dover Downs, Inc. was incorporated in Delaware in 1967 and, as a result of a corporate reorganization completed in 1996, it became a 100% owned subsidiary of Dover Downs Entertainment, Inc. ("Dover Downs" or "the Company").

Dover Downs is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 15 major events during fiscal 2000 in the four premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League
(IRL) and the National Hot Rod Association (NHRA).

Dover Downs also owns and operates the Dover Downs Raceway harness racing track and an 80,000 square foot video lottery (slot) casino at a multi-purpose gaming and entertainment complex in Dover, Delaware. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

    (a)  Recent Developments
On March 3, 2000, the Company completed the issuance of 1,500,000 additional shares of Common Stock through a public offering resulting in net proceeds to the Company of $19,185,000. The Company used the net proceeds of the offering to pay down a portion of its borrowings under its revolving line of credit facility.

In December 1999, the Company commenced construction of a luxury hotel, which will be located adjacent to the motorsports and gaming operations in Dover, Delaware. The hotel, which is expected to open by the end of 2001, will be constructed in two phases. The first phase will include 232 rooms, a multi-purpose ballroom/concert hall and fine dining restaurant. Additional construction to occur during the first phase includes renovating the enclosed harness racing grandstand, building a central HVAC plant, and expanding the buffet in the Winners Circle Dining Room. The second phase is expected to include an additional 250 rooms.

On November 1, 1999, the Company entered into a $125,000,000 amended and restated revolving credit agreement with several banks. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus
 .5%) minus 1%. The agreement, which expires on November 1, 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios.

On August 26, 1999, the Company broke ground on its state-of-the-art Nashville Superspeedway complex. The new 1.33-mile superspeedway will have an initial capacity of 50,000 seats and an infrastructure in place for more than 150,000 seats. Additionally, the first phase of construction will include lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip to be completed in future phases. The facility is expected to open in April 2001.

In February 1999, NASCAR announced that it would retain the television, audio and other electronic media rights for Winston Cup and Busch Series events beginning with the 2001 race season. In November 1999, NASCAR completed negotiations on a new six-year television rights agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues will be approximately $244 million for the 2001 race season and increase at an average annual rate of approximately 17% through the 2006 race season.

During fiscal 2000, 12,500 grandstand seats were added at Dover Downs International Speedway, increasing the total seating capacity to approximately 135,000. Memphis Motorsports Park added approximately 6,000 permanent seats and 13 skybox suites to bring the total capacity at that facility to approximately 26,000. Gateway International Raceway added approximately 18,000 permanent seats to bring the total capacity at the facility to approximately 70,000. Additionally, lights were added to allow nighttime racing and a tunnel was constructed under the racetrack to allow movement in and out of the infield during an event.

The Company also expanded its casino gaming facility by 15,000 square feet in March 2000 and concurrently increased the number of slot machines installed to 2,000, the current number allowed by state law.

    (b)  Financial Information About Operating Segments.
The Company's principal operations are grouped into two segments:
motorsports and gaming. Financial information concerning these businesses is included on pages 11 through 16 and page 39 of this fiscal 2000 Annual Report on Form 10-K.

    (c) Narrative Description of Business
Motorsports
Motorsports is one of the fastest growing and most popular spectator sports in the United States. According to the most recent Goodyear Racing Attendance Report, 1998 attendance at all United States motorsports events exceeded 17 million people. According to Nielsen Media Research, more than 258 million people tuned to NASCAR's televised events in 1998. Management believes that the demographic profile of this growing base of spectators and viewing audience has considerable appeal to sponsors and advertisers, including leading consumer product and manufacturing companies that have expanded their participation in the motorsports industry. According to the IEG Sponsorship Report, in 1999 corporate sponsors spent approximately $1.23 billion on motorsports marketing programs in the United States, and, in the year 2000, are expected to spend approximately $1.35 billion, or 23% of all sports sponsorship dollars, on motorsports marketing programs in the United States.

Dover Downs International Speedway
Dover Downs has presented NASCAR-sanctioned racing events for 32 consecutive years at Dover Downs International Speedway and conducts four major NASCAR-sanctioned events at the facility annually. Two races are associated with the Winston Cup professional stock car racing circuit and two races are associated with the Busch Series, Grand National Division (Busch Series) racing circuit. The Company recently has added a NASCAR Craftsman Truck Series event beginning with the September 2000 race weekend and will become one of only three tracks to host three major NASCAR events at one facility on the same weekend.
The Company also hosted an Indy Racing League ("IRL") event at Dover Downs International Speedway in August 1999 and July 1998.

Each of the Busch Series events at Dover Downs International Speedway is conducted on the day before a Winston Cup event. Dover Downs International Speedway is one of only six speedways in the country that presents two Winston Cup events and two Busch Series events each year. The June and September dates have historically allowed Dover Downs International Speedway to hold the first and last Winston Cup events in the Maryland to Maine region each year.

Dover Downs International Speedway is a high-banked, one-mile long, concrete superspeedway with a current seating capacity of approximately 135,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes the auto racing track the only concrete superspeedway (one mile or greater in length) that conducts NASCAR-sanctioned events.

Nashville Speedway USA
Nashville Speedway USA hosted its first automotive race in 1904, making it one of the oldest tracks in the country. The facility currently hosts events in three of NASCAR's top national series - the Busch Series, the Craftsman Truck Series and the Slim Jim All Pro Series. Based on attendance, the track's Saturday night NASCAR Weekly Racing Series is regarded as one of the most successful weekly programs in the country. The Company acquired Nashville Speedway USA on January 2, 1998.

To accommodate the demand for major motorsports in the Nashville area, the Company is constructing a new superspeedway and motorsports complex in Wilson County, Tennessee. The 1.33-mile superspeedway initially will have 50,000 grandstand seats with an infrastructure in place to expand to 150,000 seats should demand require it. The Company expects the new Nashville Superspeedway to open during the 2001 race season with a strong schedule of events, including the NASCAR national events currently held at Nashville Speedway USA.

Grand Prix Association of Long Beach
For the past 26 years, the Grand Prix Association of Long Beach, Inc. has organized and promoted the CART-sanctioned Grand Prix of Long Beach, an annual temporary circuit professional motorsports event run in the streets of Long Beach, California. The Grand Prix of Long Beach has the second highest paid attendance of any Indy-style car race, second only to the Indianapolis 500. The Grand Prix of Long Beach weekend has attracted in excess of 200,000 spectators in each of the past seven years and is currently broadcast to more than 125 countries throughout the world. The Company acquired the Grand Prix Association of Long Beach, Inc. on July 1, 1998.

Gateway International Raceway
Gateway International Raceway ("Gateway"), acquired in the Grand Prix Association of Long Beach acquisition, has conducted NASCAR-, CART- and NHRA-sanctioned events since its opening in May 1997. In the 2001 race season, an IRL event will replace the CART event.

The auto racing facility includes a 1.25-mile oval track and road course with current seating capacity of 70,000 and a national-caliber drag strip capable of seating approximately 30,000 people. The facility, which is equipped with lights for nighttime racing, is located on approximately 416 acres of land in Madison, Illinois, five miles from the St. Louis Arch.

Memphis Motorsports Park
Memphis Motorsports Park, also acquired in the Grand Prix Association of Long Beach acquisition, has hosted NHRA-sanctioned events for the past 12 years and NASCAR-sanctioned events since the completion of the 3/4-mile paved tri-oval track in June 1998. The tri-oval track was expanded recently to bring its seating capacity to approximately 26,000 seats and to add luxury suites for the inaugural Busch Series event held in October 1999. The Company currently is adding approximately 5,000 seats and five luxury suites for the October 2000 Busch Series event. The drag strip hosts an NHRA national event and has a seating capacity in excess of 25,000.

Other
In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned events. The Company's NASCAR-sanctioned events are currently televised live by TNN and the ESPN networks to a nationwide audience and broadcast nationally to a network of radio stations affiliated with the Motor Racing Network. The television and radio contracts historically have been negotiated by the Company.

In February 1999, NASCAR announced that it would retain the television, audio and other electronic media rights for Winston Cup and Busch Series events beginning with the 2001 race season. In November 1999, NASCAR completed negotiations on a new six-year television rights agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues will be approximately $244 million for the 2001 race season and increase at an average annual rate of approximately 17% through the 2006 racing season.

Gaming
The Company's gaming operations are located at its flagship property in Dover, Delaware. The Dover facility is a multi-purpose gaming and entertainment complex housing an 80,000 square foot Las Vegas-style casino with 2,000 video lottery (slot) machines, which is managed by Caesars World Gaming Development Corporation ("Caesars"). Dover Downs Raceway, a 5/8-mile harness horse racetrack with a state-of-the-art simulcasting parlor, is located adjacent to the casino.

In fiscal 2000, approximately 96% of the Company's gaming revenue was attributable to its video lottery (slot) machine casino.

Dover Downs Slots
The Company's video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines. Due to its popularity, the video lottery (slot) machine casino has expanded three times since its opening and the number of machines has increased steadily to its current level of 2000. The most recent expansion of the gaming operations was completed in March 2000.

The video lottery (slot) machines range from the increasingly popular nickel machines to $20 machines in the newly created Premium Slots area. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment every evening, the all-you-can-eat buffet in the Winners Circle Dining Room, and a 1,400-seat concert hall featuring national recording acts.

The Delaware State Lottery Office administers and controls the video lottery (slot) machine operations. The Company is a licensed agent authorized to conduct video lottery operations under the Delaware State Lottery Code and is one of only three locations permitted to do so in the State of Delaware. Dover Downs is permitted by law to set the payout to customers between 87% and 95%. Since the introduction of the video lottery (slot) machine operations, the Company has maintained an average payout of approximately 91%.

The Company has a long-term management agreement with Caesars. Under the agreement, Caesars is the exclusive agent to supervise, manage and operate the Company's video lottery (slot) machine casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions.

The Company also is developing a luxury hotel facility adjacent to the Dover gaming operations to attract new patrons and lengthen the stay of current patrons. The hotel, which is expected to open by the end of 2001, will be constructed in two phases. The first phase will include 232 rooms, a multi-purpose ballroom/concert hall and a fine dining restaurant. Additional construction to occur during the first phase includes renovating the enclosed harness racing grandstand, building an HVAC power plant, and expanding the buffet in the Winners Circle Dining Room. The second phase is expected to include an additional 250 rooms.

Dover Downs Raceway
Dover Downs Raceway has presented pari-mutuel harness racing events for 32 consecutive years. The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations. The track is located inside the one-mile auto racing superspeedway. Live harness races conducted at Dover Downs Raceway are simulcast to tracks and other off-track betting locations across North America on each of the Company's more than 120 live race dates. During fiscal 2000, the Company's races were transmitted to more than 400 tracks and off-track betting locations.

Dover Downs Raceway has facilities for pari-mutuel wagering on both live harness horse racing and on simulcast thoroughbred and harness horse racing received from numerous tracks across North America.
Within the main grandstand is the simulcast parlor where patrons can wager on harness and thoroughbred races received by satellite into Dover Downs year round. Television monitors throughout the parlor area provide views of all races simultaneously and the parlor's betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. The Company holds a license from the Commission authorizing it to hold harness race meetings on the Company's premises and to offer pari-mutuel wagering on live and simulcast horse races.

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

The two speedways closest to Dover Downs International Speedway that currently sponsor Winston Cup races are in Richmond, Virginia (approximately four hours to the South) and Pocono International Raceway in Long Pond, Pennsylvania (approximately three and one-half hours to the North). Nazareth Speedway in Nazareth, Pennsylvania (approximately three hours to the North) currently conducts Busch Series, Craftsman Truck Series and CART series races.

The speedways closest to Nashville Speedway USA and the new Nashville Superspeedway complex are the Atlanta Motor Speedway (approximately four and one-half hours to the southeast) and Talladega Superspeedway (approximately four and one-half hours to the south). Atlanta Motor Speedway currently hosts two Winston Cup races, one Busch Series race and one IRL race. Talladega Superspeedway currently hosts two Winston Cup races and one Busch Series race.




The closest motorsports events to the Grand Prix of Long Beach event are CART- and NASCAR-sanctioned events at the California Speedway in Fontana, California (approximately one hour from Long Beach).

The speedway closest to Gateway International Raceway is Indianapolis Motor Speedway (approx-imately four and one-half hours to the east), which currently conducts one Winston Cup race and one IRL race, as well as a recently added Formula One event. A new speedway is being constructed near Kansas City, Kansas (approximately four and one-half hours to the west), which is expected to be completed for the 2001 race season. The Kansas Speedway will conduct a Craftsman Truck Series, Busch Series, Winston Cup Series and an IRL event in its first race season.

The speedway closest to Memphis Motorsports Park is Talladega
Superspeedway (approximately five and one-half hours to the southeast).

Based on historical data, management does not believe that any of the competing facilities significantly impact the Company's operations, although they may impact the Company's ability to secure additional events in the future.

Gaming
The legalization of additional casino and other gaming venues in states close to Delaware, particularly Maryland, Pennsylvania or New Jersey, may have a significant impact on the Company's business. From time to time, legislation has been introduced in these states that would further expand gambling opportunities, including video lottery (slot) machines at horse-tracks.

At present, video lottery (slot) machines are only permitted at two other locations in Delaware: Delaware Park and Harrington Raceway. The neighboring states of Pennsylvania and Maryland do not presently permit video lottery (slot) machine operations. Pennsylvania, Maryland and New Jersey all have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from Dover Downs and offers a full range of gaming products.

Competition in horse racing is varied since racetracks in the surrounding area differ in many respects. Some tracks only offer thoroughbred or harness horse racing; others have both. Tracks have live racing seasons that may or may not overlap with neighboring tracks. Depending on the purse structure, tracks that are farther apart may compete with each other more for quality horses than for patrons.

Live harness racing also competes with simulcasts of thoroughbred and harness racing. All racetracks in the region are involved with simulcasting. In addition, a number of off-track betting parlors compete with track simulcasting activities. With respect to the simulcasting of the Company's live harness races to tracks and other locations, its simulcast signals are in direct competition with live races at the receiving track and other races being simulcast to the receiving location.

Within the State of Delaware, Dover Downs faces little direct live competition from the State's other two tracks. Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between May and November. There is no overlap presently with Dover Downs' live race season. Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November. Its race season only overlaps with Dover Downs' for approximately six weeks each year.

The neighboring states of Pennsylvania, Maryland and New Jersey all have harness and thoroughbred racing and simulcasting. Dover Downs competes with Rosecroft Raceway in Maryland, Philadelphia Park in Pennsylvania, Garden State Park and The Meadowlands in New Jersey and a number of other racetracks in the surrounding area. The Company also receives simulcast harness and thoroughbred races from approximately 30 race tracks, including the tracks noted above.

In addition, the Company's gaming activities compete with other leisure, entertainment and recreational activities.

Seasonality
The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to its major motorsports events which are currently held from April through October. As a result, the Company's business is highly seasonal. The seasonality is offset to some degree by the Company's year-round video lottery (slot) machine gaming operations and year-round simulcasting.

Number of Employees
At June 30, 2000, the Company had a total of 641 full-time employees and 291 part-time employees. The Company hires temporary employees to assist during its auto racing events and its live harness racing season.

ITEM 2.           PROPERTIES.

Dover Properties
The Company maintains its headquarters, motorsports superspeedway
(Dover Downs International Speedway), harness racing track, and video lottery casino all on approximately 825 acres of land owned by the Company in Dover, Delaware.

Nashville Speedway USA Properties
The current Nashville racing facility is located on 12 acres of land in Nashville, Tennessee and is leased from the Metropolitan Board of Fair Commissioners through fiscal 2008. Additionally, the Company has acquired approximately 1,465 acres of land in Wilson and Rutherford counties, Tennessee that currently is being developed into a new superspeedway complex.

Long Beach Properties
The Company owns its office at 3000 Pacific Avenue, Long Beach, California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. The Company leases a 750-square foot ticket office in downtown Long Beach for the sale of Grand Prix of Long Beach tickets and leases storage facilities in Long Beach for its equipment and structures.

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

Memphis Motorsports Park Property
Memphis Motorsports Park is located on 374 acres of land owned by the Company approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a standby letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to secure its debt service reserve fund obligation to SWIDA.


ITEM 3.           LEGAL PROCEEDINGS.

A group made up of Wilson County and Rutherford County, Tennessee residents filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the new Nashville Superspeedway complex will be situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. Management believes the rezoning was done properly and is vigorously contesting the litigation. On May 30, 2000, the Chancery Court ruled in favor of the Company's position on a motion for summary judgment. That ruling has been appealed by the plaintiffs to the Court of Appeals for the State of Tennessee. Based on the advice of counsel, management continues to believe that the litigation is unlikely to succeed on its merits.

The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on the Company's financial condition or profitability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

The Common Stock of Dover Downs Entertainment, Inc. has traded on the New York Stock Exchange under the symbol "DVD" since the Company's initial public offering on October 3, 1996. There is no established public trading market for the Company's Class A Common Stock. As of July 31, 2000, there were 13,796,500 shares of Common Stock and 24,054,985 shares of Class A Common Stock outstanding. There were 1,127 record holders of Common Stock and 20 record holders of Class A Common Stock at July 31, 2000.

The range of share prices for the Common Stock on the New York Stock Exchange and per share dividends declared on Common Stock for the fiscal years ended June 30, 2000 and 1999 are as follows:

                                Prices                   Dividends
                     2000                  1999         2000   1999
                  High    Low       High       Low
Fiscal Quarter (1)
First ...     $ 17 15/16 $13 1/2   $16 9/16 $12 7/16   $.045  $.04
Second...       20        13 5/8   13 7/8    10 3/16    .045   .045
Third....       17 13/16  11 1/16  15 1/2    12 1/4     .045   .045
Fourth...       14        11 3/16  19 7/16   14 7/8     .045   .045

(1) Prior year amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.

ITEM 6.       SELECTED FINANCIAL DATA.

                  Five Year Selected Financial Data
                (In Thousands, Except Per Share Data)

Year Ended June 30,    2000      1999(3)  1998      1997      1996
Revenues:
   Motorsports       $ 77,311  $ 68,683 $ 25,874  $ 20,516  $ 18,110
   Gaming (1)         168,561   139,249  115,071    81,162    31,980
                      245,872   207,932  140,945   101,678    50,090
Earnings before
  income taxes         54,472    45,771   37,655    28,239    15,593
Net earnings           31,925    26,891   21,913    16,472     9,196
Earnings per
  common share(2)
     - basic              .88       .76      .72       .55       .34
     - diluted            .86       .74      .70       .54       .32
Dividends per
  common share(2)    $    .18  $   .175 $    .16  $    .08  $    -
At June 30,
Total assets         $316,778  $255,212 $ 95,777  $ 71,261  $ 42,311
Long-term debt,
  net of current
  portion              35,540    36,625      741       760       766
Shareholders' equity $217,791  $172,658 $ 71,365  $ 54,300  $ 23,715

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

(3)  The Grand Prix Association of Long Beach, Inc. was acquired on
     July 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following, you also should review the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Fiscal Year 2000 Compared With Fiscal Year 1999
Total revenues increased by $37,940,000 to $245,872,000 as a result of growth in both operating segments of the Company.

Gaming revenues increased by $29,312,000 or 21.1% to $168,561,000, the result of having an average of 1,723 video lottery (slot) machines in fiscal 2000 compared with an average of 1,191 video lottery (slot) machines in fiscal 1999, and expanded marketing and promotional activities related to the Company's video lottery casino.

Motorsports revenues increased by $8,628,000 or 12.6% to $77,311,000. Approximately $2,214,000 of the revenue increase resulted from increased attendance and $995,000 from increased ticket prices for the NASCAR-sanctioned events at Dover Downs International Speedway. The remainder of the increase was principally from increased broadcast rights fees, sponsorship, concessions and marketing-related revenues at Dover Downs International Speedway and the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000. The aforementioned increases in motorsports revenues were offset somewhat by the rescheduling of the CART-sanctioned event at Gateway International Raceway from May 2000 to September 2000.

Operating expenses increased by $27,340,000 reflecting the higher revenues. Amounts retained by the State of Delaware, including amounts collected for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems and gross fees to the manager who operates the video lottery (slot) machine casino, increased by $11,074,000 in fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $18,308,000 in fiscal 2000 compared with $15,173,000 in fiscal 1999.
Wages and related employee benefits increased by $2,751,000 in fiscal
2000.

Motorsports operating expenses increased principally due to a $2,319,000 increase in purse and sanction fee expenses at Dover Downs International Speedway, and from the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000, offset by the rescheduling of the CART-sanctioned event at Gateway International Raceway.

Depreciation and amortization increased by $1,371,000 or 19.3% due to capital expenditures related to the Company's various motorsports facilities and the casino expansions completed in fiscal 2000 and 1999.

General and administrative expenses increased by $740,000 to $11,953,000 from $11,213,000, primarily due to the growth at the Company's various motorsports facilities and in its gaming business in Dover, Delaware. As a percentage of total revenues, the Company's general and administrative costs decreased to 4.9% from 5.4% in fiscal 1999.

Interest expense was $1,140,000 in fiscal 2000 compared to $1,352,000 in fiscal 1999. The interest expense resulted from borrowings on the revolving credit agreement and interest expense relating to the outstanding long-term debt, offset by the capitalization of $1,975,000 and $682,000 of interest in fiscal 2000 and 1999, respectively, related to the construction of major facilities.

The Company's effective income tax rates for the fiscal years ended June 30, 2000 and 1999 were 41.4% and 41.2%, respectively.

Net earnings increased by $5,034,000, primarily due to the increased play in the casino, higher attendance and related revenues as well as an increase in the broadcast rights fees for the NASCAR-sanctioned motorsports events presented at Dover Downs International Speedway and the addition of a Busch Series event at Memphis Motorsports Park, offset by the rescheduling of the CART-sanctioned event at Gateway International Raceway from May 2000 to September 2000.

Fiscal Year 1999 Compared With Fiscal Year 1998
Revenues increased by $66,987,000 to $207,932,000 as a result of growth in the historical business of the Company and the acquisition of Grand Prix Association of Long Beach, Inc. ("Grand Prix") on July 1, 1998.

Gaming revenues increased by $24,178,000 or 21.0% to $139,249,000, the result of having an average of 1,191 video lottery (slot) machines in fiscal 1999 compared with an average of 1,000 video lottery (slot) machines in fiscal 1998, and expanded marketing and promotional activities related to the Company's video lottery casino.

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

Operating expenses increased by $45,623,000 reflecting the higher revenues. Amounts retained by the State of Delaware, including amounts collected for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems and fees to the manager who operates the video lottery (slot) machine casino, increased by $9,004,000 in fiscal 1999. Amounts allocated from the video lottery operation for harness horse racing purses were $15,173,000 in fiscal 1999 compared with $12,721,000 in fiscal 1998.
Additional advertising, promotional and customer complimentary costs of $2,557,000 were the other significant gaming-related operating cost increases.

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


Depreciation and amortization increased by $4,391,000 due to capital expenditures related to the Company's motorsports facilities and fiscal 1999 casino expansion and the depreciation of facilities and amortization of goodwill related to the acquisition of Grand Prix
Association of Long Beach.

General and administrative expenses increased by $6,803,000 to $11,213,000 from $4,410,000, $6,341,000 of which is the result of the acquisition of Grand Prix Association of Long Beach.

Interest expense was $1,352,000 in fiscal 1999 compared to $702,000 of interest income in fiscal 1998. The interest expense resulted from increased borrowings on the revolving credit agreement and interest expense relating to the outstanding long-term debt, offset by the capitalization of $682,000 of interest in fiscal 1999 related to the construction of major facilities. No interest cost was capitalized in fiscal 1998.

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

Liquidity and Capital Resources
Cash flow from operations for the fiscal years ended June 30, 2000, 1999 and 1998 was $51,314,000, $34,963,000 and $28,991,000,
respectively. The increase in fiscal 2000 was due primarily to the Company's increased net earnings before depreciation and amortization and the timing of certain income tax payments and construction-related payables.

Capital expenditures for the year ended June 30, 2000 were $61,906,000. Approximately $21,660,000 related to the expansion of, and improvements to, the Dover, Gateway and Memphis racing facilities, approximately $7,743,000 to the expansion of the casino facility and related furniture, fixtures and equipment, approximately $3,571,000 to the construction of the luxury hotel in Dover, Delaware and approximately $27,489,000 for the construction of the Nashville Superspeedway complex. The remainder of the expenditures were for land and other eqiupment and improvements at the Company's facilities.

Capital expenditures for the year ended June 30, 1999 were $50,707,000. Approximately $17,600,000 related to the expansion of, and improvements to, the Dover Downs and Gateway racing facilities, approximately $14,500,000 to the expansion of the casino facility in Dover, Delaware and approximately $11,694,000 for the construction of the proposed Nashville Superspeedway complex. The remainder of the expenditures were for land and other equipment and improvements at the Company's facilities.

Capital expenditures for the year ended June 30, 1998 were $7,504,000 and related primarily to the expansion of, and improvements to, the Dover Downs racing facility as well as expansion of the administrative facilities.

On March 3, 2000, Dover Downs completed the issuance of 1,500,000 additional shares of Common Stock through a public offering resulting in net proceeds to the Company of $19,185,000. The Company used the net proceeds of the offering to pay down a portion of its borrowings under its revolving line of credit facility.

In December 1999, the Company commenced construction on a 10-story, 482-room luxury hotel in Dover, Delaware. The current construction plans consist of two phases and include a multi-purpose ballroom/concert hall and a fine-dining restaurant. The Company has not entered into any material commitments related to the project as of June 30, 2000. The cost of the first phase of the project, which, in addition to the hotel structure, will include renovating the enclosed harness racing grandstand, constructing a central HVAC plant and expanding the buffet in the Winners Circle Dining Room, is estimated to be approximately $70,000,000.

On August 26, 1999, the Company's wholly owned subsidiary, Nashville Speedway USA, Inc., began construction of the new Nashville Superspeedway complex in Wilson County, Tennessee. The complex will include a 1.33-mile tri-oval track and may include a paved short track, a dirt track and a drag strip in future phases. The aggregate cost of acquiring the land and developing Phase I of the complex is estimated to be approximately $122,000,000. Of the total, the State of Tennessee will fund approximately $15,300,000 for the construction of an interchange and an access road near the complex. In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds will be used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. After the opening of the Nashville Superspeedway complex, the bonds will be payable solely from sales and incremental property taxes ("the taxes") generated from that facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued by several banks. The Company has agreed to reimburse the banks for amounts paid by them under the letter of credit. The Company has invested approximately $39,183,000 in the project as of June 30, 2000.

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

The Company has a $125,000,000 long-term, revolving line of credit from several banks to provide seasonal funding needs, to finance capital improvements and for other general corporate purposes. The Company was in compliance with all terms of the facility and there was $15,000,000 outstanding at June 30, 2000.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Year 2000 Issues
As of the filing date of this Form 10-K, the Company's business operations have not been materially impacted by Year 2000 ("Y2K") matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

Forward-Looking Statements
The Company may make certain forward-looking statements in this Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as:
"believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.

Various risks and uncertainties may affect the operation, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in the Company's forward-looking statements, including the following factors: the Company's growth strategies; the Company's development and potential acquisition of new facilities; anticipated trends in the motorsports and gaming industries; patron demographics; the Company's ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies; the Company's relationships with sponsors; general market and economic conditions; the Company's ability to finance future business requirements; the availability of adequate levels of insurance; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations; the affect of weather conditions on outdoor event attendance; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The carrying values of the Company's long-term debt approximates its fair value at June 30, 2000 and 1999. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $15,000,000 at June 30, 2000 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2000 would cause a change in total annual interest costs of $150,000.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the Independent Auditors' Report included in this report are shown on the Index to Consolidated Financial Statements on page 23.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 27, 2000.

Executive Officers of the Registrant.  As of June 30, 2000, the
Executive Officers of the registrant were:

Name                 Position                    Age    Term of Office

Klaus M. Belohoubek  Vice President-
                     General Counsel              40      7/99  to date
                     and Secretary

Robert M. Comollo    Treasurer                    52      11/81 to date

Timothy R. Horne     Vice President-Finance and   34      11/96 to date
                     Chief Financial Officer

Denis McGlynn        President and                54      11/79 to date
                     Chief Executive Officer

Edward J. Sutor      Executive Vice President     50       3/99 to date

Henry B. Tippie      Chairman of the Board        73      4/00 to date

Klaus M. Belohoubek has been Vice President-General Counsel and
Secretary since 1999 and has represented the Company in various capacities since 1990, most recently as Assistant General Counsel. Mr. Belohoubek also serves as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. and Matlack Systems, Inc.

Robert M. Comollo has been employed by the Company for 20 years, of which 19 years have been in the capacity of Treasurer.

Timothy R. Horne became Vice President-Finance and Chief Financial Officer in November of 1996. From 1988 until 1996, Mr. Horne was employed by KPMG LLP, where he most recently served as an assurance senior manager.

Edward J. Sutor became Executive Vice President in March of 1999. From 1983 until 1999, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City.


ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 27, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on October 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 2000, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Klaus M. Belohoubek, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Klaus M. Belohoubek, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The Estate of John W. Rollins owns directly and of record 12.3% and 11.4% of the outstanding shares of common stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively, at June 30, 2000. The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Related Party Transactions" on page 38 of this 2000 Annual Report on Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)(1) Financial Statements - See accompanying Index to Consolidated Financial Statements on page 23.

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

    3.1   Restated Certificate of Incorporation of Dover Downs
          Entertainment, Inc., dated March 10, 2000 as filed with the Company's Quarterly Report on Form 10-Q dated April 28,
          2000, is incorporated herein by reference.


    3.2 Amended and Restated Bylaws of Dover Downs Entertainment, Inc. dated July 17, 2000.

    4.1 Rights Agreement dated as of June 14, 1996 between Dover Downs Entertainment, Inc. and ChaseMellon Shareholder Services, L.L.C. as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   10.1 Amended and Restated Credit Agreement Among Dover Downs Entertainment, Inc., the Several Banks and Other Financial Institutions Party Thereto and PNC Bank, Delaware as Agent Dated as of November 1, 1999, as filed with the Company's Quarterly Report on Form 10-Q dated November 5, 1999, is incorporated herein by reference.

   10.2 Reimbursement and Security Agreement Between Dover Downs Entertainment, Inc., Nashville Speedway USA, Inc. and PNC Bank, Delaware dated as of September 1, 1999 as filed with the Company's Quarterly Report on Form 10-Q dated November 5, 1999, is incorporated herein by reference.

   10.3 Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated May 10, 1995 as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   10.4 Dover Downs Entertainment, Inc. 1996 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   10.5 Dover Downs Entertainment, Inc. 1991 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   21.1   Subsidiaries

   23.1   Consent of Independent Accountants

     27   Financial Data Schedule for current Fiscal Year ended June
          30, 2000






(b)   Reports on Form 8-K

A Form 8-K was filed by the Company on May 2, 2000 to announce the election of Henry B. Tippie to the position of Chairman of the Board. Mr. Tippie, formerly Vice Chairman of the Board, succeeds John W.
Rollins, Sr., who passed away April 4, 2000.

A Form 8-K was filed by the Company on April 13, 2000 to disclose a change in control of the Company as a result of the passing of John W. Rollins, Sr., the Company's founder and Chairman. All shares of Class A Common Stock previously owned by Mr. Rollins are now part of his estate pending their distribution under the Last Will and Testament of Mr. Rollins. Mr. Henry B. Tippie, Chairman of the Board of the Company, who, as executor of Mr. Rollins' estate, now controls in excess of 50% of the total voting power of the Company.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 23, 2000       DOVER DOWNS ENTERTAINMENT, INC.
                                       Registrant

                              BY: /s/ Denis McGlynn
                                  Denis McGlynn
                                  President and Chief Executive Officer
                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne        Vice President-Finance   August 23, 2000
Timothy R. Horne            and Chief Financial
                            Officer

/s/ Henry B. Tippie         Chairman of the Board    August 23, 2000
Henry B. Tippie

/s/ John W. Rollins, Jr.    Director                 August 23, 2000
John W. Rollins, Jr.

/s/ Patrick J. Bagley       Director                 August 23, 2000
Patrick J. Bagley

/s/ Jeffrey W. Rollins      Director                 August 23, 2000
Jeffrey W. Rollins

/s/ Melvin Joseph           Director                 August 23, 2000
Melvin Joseph


/s/ R. Randall Rollins      Director                 August 23, 2000
R. Randall Rollins

/s/ Christopher R. Pook     Director                 August 23, 2000
Christopher R. Pook

/s/ Eugene W. Weaver        Director                 August 23, 2000
Eugene W. Weaver

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page(s)
   Independent Auditors' Report on
      Consolidated Financial Statements                      24

   Consolidated Statement of Earnings for the years
      ended June 30, 2000, 1999 and 1998                     25

   Consolidated Balance Sheet at June 30, 2000 and 1999      26

   Consolidated Statement of Cash Flows for the years
      ended June 30, 2000, 1999 and 1998                     28

   Notes to the Consolidated Financial Statements           30-41

Independent Auditors' Report

The Shareholders and Board of Directors,
  Dover Downs Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP

Philadelphia, Pennsylvania
July 20, 2000

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                            Year ended June 30,
                                       2000       1999        1998
Revenues:
 Motorsports                        $  77,311  $  68,683   $  25,874
 Gaming                               168,561    139,249     115,071
                                      245,872    207,932     140,945
Expenses:
 Operating                            169,838    142,498      96,875
 Depreciation and amortization          8,469      7,098       2,707
 General and administrative            11,953     11,213       4,410
                                      190,260    160,809     103,992
Operating earnings                     55,612     47,123      36,953
Interest expense (income), net          1,140      1,352        (702)
Earnings before income taxes           54,472     45,771      37,655
Income taxes                           22,547     18,880      15,742
Net earnings                        $  31,925  $  26,891   $  21,913

Earnings per common share:
 Basic                              $     .88  $     .76   $     .72
 Diluted                            $     .86  $     .74   $     .70
Average shares outstanding:
 Basic                                 36,482     35,566      30,492
 Diluted                               37,326     36,585      31,206



























The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)        June 30,
                                                 2000        1999
ASSETS
Current assets:
 Cash and cash equivalents                     $ 12,413    $ 10,847
 Accounts receivable                             12,700       6,706
 Due from State of Delaware                       3,176       2,932
 Inventories                                        645         581
 Prepaid expenses and other                       4,518       4,456
 Deferred income taxes                              309         327
     Total current assets                        33,761      25,849
Property, plant and equipment, at cost:
 Land                                            28,816      26,739
 Casino facility                                 27,692      22,921
 Racing facilities                              153,480     128,802
 Furniture, fixtures and equipment               17,831      11,570
 Construction in progress                        31,329       7,902
                                                259,148     197,934
     Less accumulated depreciation              (30,255)    (24,021)
                                                228,893     173,913
Other assets, net                                 1,453       1,453
Goodwill, net                                    52,671      53,997
     Total assets                              $316,778    $255,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $ 10,902    $  4,629
 Purses due horsemen                              2,982       3,147
 Accrued liabilities                             11,588       9,407
 Income taxes payable                             3,660       2,726
 Current portion of long-term debt                  585         335
 Deferred revenue                                17,489      15,906
     Total current liabilities                   47,206      36,150
Notes payable to bank                            15,000      15,500
Long-term debt                                   20,540      21,125
Other liabilities                                   174         172
Deferred income taxes                            16,067       9,607

Commitments (see Notes to the
  Consolidated Financial Statements)

Shareholders' equity:
 Preferred stock, $.10 par value;
   1,000,000 shares authorized;
   issued and outstanding: none
 Common stock, $.10 par value;
   75,000,000 shares authorized;
   issued and outstanding:
   2000-13,796,500 shares;
   1999-11,403,684 shares                         1,380       1,140
 Class A common stock, $.10 par value;
   55,000,000 shares authorized;
   issued and outstanding:
   2000-24,054,985 shares;
   1999-24,262,510 shares                         2,405       2,426
 Additional paid-in capital                     119,222      99,683
 Retained earnings                               94,784      69,409
     Total shareholders' equity                 217,791     172,658
     Total liabilities and
       shareholders' equity                    $316,778    $255,212


The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                            Years ended June 30,
                                          2000      1999      1998
Cash flows from operating activities:
 Net earnings                           $ 31,925  $ 26,891  $ 21,913
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
 Depreciation and amortization             8,469     7,098     2,707
 Loss on disposition of property             -         -           3
 (Increase) decrease in assets,
   net of effect of acquisition:
     Accounts receivable                  (5,994)   (1,645)   (1,180)
     Due from State of Delaware             (244)     (833)     (116)
     Inventories                             (64)      (22)       92
     Prepaid expenses and other              (62)   (2,044)   (1,539)
 Increase (decrease) in liabilities,
   net of effect of acquisition:
     Accounts payable                      6,273      (450)      335
     Purses due horsemen                    (165)    1,262       498
     Accrued liabilities                   2,181       464     2,719
     Current and deferred income taxes     7,412     1,387     1,346
     Deferred revenue                      1,583     2,855     2,213
   Net cash provided by
     operating activities                 51,314    34,963    28,991
Cash flows from investing activities:
 Investment in Grand Prix Association
   of Long Beach                            -         -      (10,540)
 Acquisition of business,
   net of cash acquired                     -         -       (2,889)
 Capital expenditures                    (61,906)  (50,707)   (7,504)
 Cash acquired in business acquisition      -        1,490      -
 Other                                      (125)     -         -
   Net cash used in
     investing activities                (62,031)  (49,217)  (20,933)
Cash flows from financing activities:
 (Repayments) borrowings on
   revolving debt                           (500)   13,161      -
 Repayment of long-term debt                (335)     (760)      (19)
 Loan repayments                            -          207      -
 Net proceeds from public offering        19,185      -         -
 Dividends paid                           (6,550)   (6,213)   (4,878)
 Proceeds from stock options exercised,
   including related tax benefit             573       167        30
 Other assets                                (90)     (155)      -
   Net cash provided by (used in)
     financing activities                 12,283     6,407    (4,867)
Net increase (decrease) in cash
 and cash equivalents                      1,566    (7,847)    3,191
Cash and cash equivalents,
 beginning of year                        10,847    18,694    15,503
Cash and cash equivalents, end of year  $ 12,413  $ 10,847  $ 18,694

Supplemental information:
 Interest paid                          $  2,195  $  1,793  $     61
 Income taxes paid                      $ 17,087  $ 18,231  $ 14,395
Non-cash investing and
 financing activities:
 Land acquired                          $   -     $  4,707  $   -
 Cash paid                                  -       (3,054)     -
 Land traded                            $   -     $  1,653  $   -

 Stock issued in connection
  with acquisition                      $   -     $ 80,241  $   -


The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business Operations
Dover Downs Entertainment, Inc. (Dover Downs or the Company) is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 15 major events during fiscal 2000 in the four premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League
(IRL) and the National Hot Rod Association (NHRA).

Dover Downs also owns and operates the Dover Downs Raceway harness racing track and an 80,000 square foot video lottery (slot) casino at a multi-purpose gaming and entertainment complex in Dover, Delaware. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

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

NOTE 2 - Acquisition
On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company. Grand Prix developed and operates the Grand Prix of Long Beach, an annual temporary circuit event which has been run in the streets of Long Beach, California for 26 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 2,518,229 shares (5,036,458 shares after the stock split) of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6 % of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations. The excess of the purchase price over fair market value of the underlying assets of $52,551,000 is being amortized on a straight-line basis over 40 years.

The following summarized unaudited pro-forma statement of earnings information gives effect to the Grand Prix transaction as though it had occurred on July 1, 1997, after giving effect to certain adjustments, primarily the amortization of goodwill and additional depreciation expense. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction taken place at the beginning of the period presented, nor are they necessarily indicative of future consolidated results (in thousands, except per share data).

                                        For the year ended
                                           June 30, 1998
     Revenues                                 $170,972
     Net earnings                             $ 19,974
     Earnings per diluted share               $    .55

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

Advertising costs-The costs of general advertising, promotion and marketing programs are charged to operations as incurred.

Earnings per share-The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                             2000      1999      1998
     Basic EPS              36,482    35,566    30,492
     Effect of options         844     1,019       714
     Diluted EPS            37,326    36,585    31,206

Cash and cash equivalents-The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories-Inventories, primarily food, beverage and souvenir items, are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) basis.

Property, plant and equipment-Property, plant and equipment is stated at cost. Book depreciation is computed on a straight-line basis over the following estimated useful lives:

Racing and casino facilities                    10 - 40 years
Furniture, fixtures and equipment                5 - 10 years

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. In fiscal 2000 and 1999, $1,975,000 and $682,000, respectively, of interest cost was capitalized. No interest was capitalized in fiscal 1998.

Goodwill-Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized using the straight-line method principally over a period of 40 years. At June 30, 1999, accumulated amortization was $2,974,000 and $1,522,000, respectively. The Company evaluates any possible impairment of goodwill using estimates of undiscounted future cash flows.

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

Fair value of financial instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at June 30, 2000 approximates its fair value based on interest rates available on similar borrowings.

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

Reclassifications-Certain prior year amounts have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 4 - Indebtedness
Long-term debt is as follows (in thousands):
                                                     June 30,
                                                2000        1999
Notes payable to bank                          $15,000     $15,500
SWIDA loan for Gateway redevelopment            21,125      21,460
                                                36,125      36,960
Less: current portion                             (585)       (335)
                                               $35,540     $36,625

On November 1, 1999, the Company entered into a $125,000,000 amended and restated, revolving credit agreement with several banks. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus
 .5%) minus 1%. The agreement, which expires on November 1, 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The Company was in compliance with all terms of the facility and there was $15,000,000 outstanding at June 30, 2000 at a weighted average interest rate of 7.3%.

A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri).
At June 30, 2000, $803,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000 also was obtained to secure debt service. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

The scheduled maturities of long-term debt outstanding at June 30, 2000 are as follows: 2001-$585,000; 2002-$635,000; 2003-$15,685,000; 2004-
$745,000; 2005-$805,000; and thereafter-$17,670,000.

NOTE 5 - Income Taxes
The current and deferred income tax provisions (benefits) are as follows (in thousands):

                                          Years ended June 30,
                                     2000       1999       1998
Current:
 Federal                            $11,354    $13,277    $12,544
 State                                4,715      3,929      3,296
                                     16,069     17,206     15,840
Deferred:
 Federal                              6,338      1,599        (78)
 State                                  140         75        (20)
                                      6,478      1,674        (98)
Total income taxes                  $22,547    $18,880    $15,742

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property, plant and equipment and net operating loss carryforwards (expiring 2016-2018). The Company believes that it is more likely than not that the deferred tax assets will be realized based upon reversals of existing taxable temporary differences and future income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                       Years ended June 30,
                                    2000       1999       1998
Federal tax at statutory rate       35.0%      35.0%      35.0%
State taxes, net of federal benefit  5.8%       5.7%       5.7%
Other                                 .6%        .5%       1.1%
Effective income tax rate           41.4%      41.2%      41.8%


NOTE 6 - Pension Plan
Benefits provided by the Dover Downs Entertainment, Inc. Pension Plan are based on years of service and employees' remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                    June 30,
                                                2000       1999
Change in benefit obligation:
Benefit obligation at beginning of year        $1,425     $  925
Service cost                                      363        306
Interest cost                                     120         79
Amendments                                        -          122
Actuarial loss                                     89         26
Benefits paid                                     (33)       (33)
Benefit obligation at end of year               1,964      1,425

Change in plan assets:
Fair value of plan assets at beginning of year  1,314        688
Actual return on plan assets                      224        273
Employer contribution                             483        386
Benefits paid                                     (33)       (33)
Fair value of plan assets at end of year        1,988      1,314

Funded status                                      24       (111)
Unrecognized net gain                             (82)       (74)
Unrecognized prior service cost                   263        277
Prepaid pension cost                           $  205     $   92

At June 30, 2000, the assets of the plan were invested 67% in equity funds, 19% in intermediate bond funds and the balance in other short-term interest-bearing accounts. The discount rate in 2000 and 1999 was 8.0%. The assumed rate of compensation increase was 5% in both years. The expected long-term rate of return on assets was 9% for 2000 and 1999.

The components of net periodic pension cost are as follows (in thousands):

                                        Years ended June 30,
                                     2000       1999       1998
Service cost                        $  363     $  306     $  132
Interest cost                          120         79         53
Return on plan assets                 (224)      (273)      (104)
Net amortization                        12         13         32
Deferral of net gain                    97        201         63
                                    $  368     $  326     $  176




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

NOTE 7 - Shareholders' Equity
Changes in the components of shareholders' equity are as follows (in thousands, except per share data):

                                       $.10 Par
                             $.10 Par   Value
                               Value   Class A  Additional
                               Common   Common   Paid-in   Retained
                               Stock    Stock    Capital   Earnings
Balance at June 30, 1997       $  294   $1,229   $ 21,081   $31,696
Net earnings                                                 21,913
Dividends on common stock,
 $.16 per share                                              (4,878)
Exercise of stock options                    2         28
Conversion of Class A shares        6       (6)
Balance at June 30, 1998          300    1,225     21,109    48,731
Net earnings                                                 26,891
Dividends on common stock,
 $.175 per share                                             (6,213)
Exercise of stock options           4        8        155
Grand Prix acquisition            252              80,196
Two-for-one split                 556    1,221     (1,777)
Conversion of Class A shares       28      (28)
Balance at June 30, 1999        1,140    2,426     99,683    69,409
Net earnings                                                 31,925
Issuance of common stock, net     150              19,035
Dividends on common stock,
 $.18 per share                                              (6,550)
Exercise of stock options          11       58        504
Conversion of Class A shares       79      (79)
Balance at June 30, 2000       $1,380   $2,405   $119,222   $94,784

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

The Company has adopted a Rights Plan with respect to its Common Stock and Class A Common Stock which includes the distribution of Rights to holders of such stock. The Rights entitle the holder, upon the occurrence of certain events, to purchase additional stock of the Company. The Rights are exercisable if a person, company or group acquires 10% or more of the outstanding combined equity of Common Stock and Class A Common Stock or engages in a tender offer. The Company is entitled to redeem each Right for $.005.

On March 3, 2000, Dover Downs completed the issuance of 1,500,000 additional shares of Common Stock through a public offering resulting in net proceeds to the Company of $19,185,000. The Company used the net proceeds of the offering to pay down a portion of its borrowings
under its    revolving line of credit facility.

On July 31, 1998, the Board of Directors authorized a two-for-one stock split to be distributed September 15, 1998. All share and per share information included in the accompanying consolidated financial statements and notes thereto have been adjusted to give retroactive effect to this stock split.

The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. Options granted under the 1991 Stock Option Plan are exercisable for Class A Common Stock while options granted under the 1996 Stock Option Plan are exercisable for Common Stock. There are no options outstanding pursuant to the 1991 Stock Option Plan as of June 30, 2000, and the Plan has been amended so that no additional options may be granted thereunder. The 1996 stock options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black Scholes option-pricing model with the following assumptions:

                                 2000    1999    1998
     Risk-free interest rate        6%      6%    5.3%
     Volatility                    47%     25%     26%
     Expected dividend yield     1.35%   1.02%   1.80%
     Expected life (in years)     6.5     6.5     6.5

The weighted-average fair values of options granted in fiscal 2000, 1999 and 1998 was $5.58, $4.73 and $6.88, respectively.

Had compensation cost been recognized in accordance with SFAS No. 123, the Company's diluted earnings per share disclosed in the accompanying financial statements would be reduced by less than $.02 per share in fiscal 2000 and $.01 per share in 1999 and 1998.






Option activity was as follows:

                                               June 30,
                                     2000        1999        1998
Number of options:
Outstanding at beginning of year  1,642,406   1,035,528     945,528
Granted                             218,000     734,562     135,000
Exercised                          (680,884)   (127,684)    (45,000)
Expired                             (25,000)      -            -
Outstanding at June 30            1,154,522   1,642,406   1,035,528

At June 30:
Options available for grant         186,910     404,910   1,139,472
Options exercisable                 563,243     932,545     262,000
Weighted Average Exercise Price:
 Options granted                  $   11.48   $    4.66   $   11.58
 Options exercised                $     .83   $    1.32   $     .67
 Options outstanding              $    7.70   $    4.38   $    3.38
 Options exercisable              $    3.63   $    1.59   $    1.78

At June 30, 2000, the range of exercise prices of outstanding options was $.87-$16.19.

Included in the 734,562 options and the weighted average exercise price for options granted in 1999 are 512,062 options relating to the Grand Prix Association of Long Beach acquisition. The Grand Prix options were converted into Dover Downs options at an exercise price of $.87 per share.

NOTE 8 - Related Party Transactions
During the years ended June 30, 2000, 1999 and 1998, the Company purchased certain paving, site work and construction services involving total payments of $432,000, $432,000 and $375,000 from a company wholly-owned by an employee/director. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies in 2000, 1999 and 1998. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $457,000, $380,000 and $283,000 in 2000, 1999 and 1998, respectively.

At the date of the acquisition of Grand Prix Association of Long Beach, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of June 30, 2000, $92,000 was outstanding from a current director of the Company.

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



NOTE 9 - Business Segment Information
The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                                 Motorsports    Gaming  Consolidated
Year ended June 30, 2000
 Revenue                          $  77,311   $ 168,561    $ 245,872
 Operating earnings                  20,078      35,534       55,612
 Identifiable assets at year-end    261,989      54,789      316,778
 Capital expenditures                50,592      11,314       61,906
 Depreciation and amortization        6,671       1,798        8,469
 Interest expense                 $     924   $     216    $   1,140

Year ended June 30, 1999
 Revenue                          $  68,683   $ 139,249    $ 207,932
 Operating earnings                  17,197      29,926       47,123
 Identifiable assets at year-end    209,540      45,672      255,212
 Capital expenditures                36,209      14,498       50,707
 Depreciation and amortization        5,829       1,269        7,098
 Interest expense                 $   1,267   $      85    $   1,352

Year ended June 30, 1998
 Revenue                          $  25,874   $ 115,071    $ 140,945
 Operating earnings                  12,506      24,447       36,953
 Identifiable assets at year-end     57,739      38,038       95,777
 Capital expenditures                 6,085       1,419        7,504
 Depreciation and amortization    $   1,237   $   1,470    $   2,707

NOTE 10 - Commitments
The Company leases the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring in fiscal 2008. Total rental expense charged to the Company is a function of the profitability of the Nashville operation and was $46,000 and $210,000 for the years ended June 30, 2000 and 1999, respectively, and $66,000 for the six months ended June 30, 1998.

The Company leases certain property at the Madison, Illinois facility with leases expiring at various dates through 2070. The leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations for these leases amounted to $236,000 and $222,000 for the years ended June 30, 2000 and 1999, respectively. The minimum lease payments due under these leases are as follows (in thousands):

               2001                 $  231
               2002                    218
               2003                    218
               2004                    218
               2005                    218
               Thereafter            4,473

In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds will be used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company is developing through its 100%-owned subsidiary, Nashville Speedway USA. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. After the opening of the Nashville Superspeedway complex, the bonds will be payable solely from sales and incremental property taxes ("the taxes") generated from that facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued by several banks. The Company has agreed to reimburse the banks for amounts paid by them under the letter of credit.

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). The initial term of the agreement expired in December 1998 and Caesars exercised the first of two additional three-year renewal options which Dover Downs may void if certain financial results are not achieved. Caesars acts as the exclusive agent to supervise, market, manage and operate the Company's video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Caesars' performance-based fees for such services were $6,383,000 in fiscal 2000, $6,983,000 in fiscal 1999 and $7,094,000 in fiscal 1998. Amounts owed to Caesars at June 30, 2000 and 1999 totaled $365,000 and $1,147,000, respectively, and are included in accrued liabilities. The Company also has accrued additional amounts which Caesars claims are due as a result of the recent casino expansions.

The Company has entered into several sanctioning agreements to conduct motorsports events at its various venues. The Company has held NASCAR-sanctioned events for 32 consecutive years and its subsidiary, Grand Prix Association of Long Beach, has operated the Grand Prix of Long Beach for 26 consecutive years. Nonrenewal of a NASCAR event license or the CART agreement for the Long Beach event would have a material adverse effect on the Company's financial condition and results of operations.













NOTE 11 - Quarterly Results - in thousands, except per share data
(unaudited)

                        September 30 December 31  March 31  June 30
2000
Revenues                    $71,301     $44,543    $43,789   $86,239
Gross profit                 22,968       7,746      7,451    29,400
Net earnings                 11,244       2,527      2,331    15,823
Earnings per
  common share (diluted)    $   .31     $   .07    $   .06   $   .42

1999
Revenues                    $54,654     $37,651    $36,676   $78,951
Gross profit                 17,520       7,188      6,851    26,777
Net earnings                  8,278       2,513      2,207    13,893
Earnings per
  common share (diluted)    $   .23     $   .07    $   .06   $   .38

                                                         Exhibit 21.1




                   DOVER DOWNS ENTERTAINMENT, INC.

             Subsidiaries of Registrant at June 30, 2000





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

            Memphis International Motorsports Corporation, Inc.

            Motorsports Services Corporation of Memphis, Inc.

                                                         Exhibit 23.1



The Board of Directors and Shareholders
    Dover Downs Entertainment, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-8147) on Form S-8 of Dover Downs Entertainment, Inc. of our report dated July 20, 2000 relating to the consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended June 30, 2000, which report appears in the June 30, 2000 annual report on Form 10-K of Dover Downs Entertainment, Inc.






                                     KPMG LLP


Philadelphia, Pennsylvania
August 21, 2000