Form 10-Q
period 2000-09-30
DOVER DOWNS ENTERTAINMENT INC
filed 2000-10-27
CIK 1017673

Page 1 of 10

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                     -------------------------

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

         As of September 30, 2000, the number of shares of each class of the registrant's common stock outstanding is as follows:

          Common stock         - 13,951,500 shares
          Class A common stock - 23,904,985 shares

FORM 10-Q                                                Page 2 of 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                  2000        1999

Revenues:
  Motorsports                                   $ 33,951    $ 28,610
  Gaming                                          45,314      42,691
                                                  79,265      71,301

Expenses:
  Operating                                       50,955      46,368
  Depreciation and amortization                    2,456       1,965
  General and administrative                       3,377       3,323
                                                  56,788      51,656

Operating earnings                                22,477      19,645

Interest expense, net                                  3         426

Earnings before income taxes                      22,474      19,219

Income taxes                                       9,259       7,975

Net earnings                                    $ 13,215    $ 11,244

Earnings per common share
  Basic                                         $    .35    $    .31
  Diluted                                       $    .35    $    .31

Average shares outstanding
  Basic                                           37,856      35,803
  Diluted                                         38,040      36,696

Dividends declared per common share             $   .045    $   .045


The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 10
DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts

                                              (Unaudited)
                                             September 30,  June 30,
ASSETS                                            2000        2000
Current assets:
 Cash and cash equivalents                      $ 12,942    $ 12,413
 Accounts receivable                              14,723      12,700
 Due from State of Delaware                        8,048       3,176
 Inventories                                         639         645
 Prepaid expenses and other                        4,344       4,518
 Deferred income taxes                               313         309
   Total current assets                           41,009      33,761

Property, plant and equipment, net               247,575     228,893
Other assets, net                                  1,434       1,453
Goodwill, net                                     52,307      52,671
   Total assets                                 $342,325    $316,778

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $  5,633    $ 10,902
 Purses due horsemen                               7,864       2,982
 Accrued liabilities                              14,882      11,588
 Income taxes payable                              9,299       3,660
 Current portion of long-term debt                   585         585
 Deferred revenue                                  6,641      17,489
   Total current liabilities                      44,904      47,206

Notes payable to bank                             30,100      15,000
Long-term debt                                    20,540      20,540
Other liabilities                                    158         174
Deferred income taxes                             17,279      16,067

Commitments and contingencies (see Part II Legal Proceedings) Shareholders' equity:
 Preferred stock, $.10 par value;
  1,000,000 shares authorized; issued and
  outstanding:  none
 Common stock, $.10 par value;
  75,000,000 shares authorized; issued and
  outstanding: September - 13,951,500;
   June - 13,796,500                               1,395       1,380
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: September - 23,904,985;
   June - 24,054,985                               2,390       2,405
 Additional paid-in capital                      119,264     119,222
 Retained earnings                               106,295      94,784
   Total shareholders' equity                    229,344     217,791
   Total liabilities and shareholders' equity   $342,325    $316,778

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 10

DOVER DOWNS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
                             (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                  2000       1999

Cash flows from operating activities:
 Net earnings                                   $13,215     $11,244
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                2,456       1,965
     (Increase) decrease in assets:
       Accounts receivable                       (2,023)       (333)
       Due from State of Delaware                (4,872)     (4,708)
       Inventories                                    6         (24)
       Prepaid expenses and other                   174         856
     Increase (decrease) in liabilities:
       Accounts payable                          (5,269)        (48)
       Purses due horsemen                        4,882       4,843
       Accrued liabilities                        3,294        (855)
       Current and deferred income taxes          6,847       6,418
       Deferred revenue                         (10,848)     (9,621)
   Net cash provided by operating activities      7,862       9,737

Cash flows from investing activities:
 Capital expenditures                           (20,754)     (9,423)
   Net cash used in investing activities        (20,754)     (9,423)

Cash flows from financing activities:
 Borrowings on revolving debt, net               15,100       4,500
 Dividends paid                                  (1,704)     (1,613)
 Proceeds from stock options exercised
   and other                                         25         199
   Net cash provided by financing activities     13,421       3,086

Net increase in cash and cash equivalents           529       3,400

Cash and cash equivalents, beginning of period   12,413      10,847
Cash and cash equivalents, end of period        $12,942     $14,247

Supplemental information:
  Interest paid                                 $   349     $   795
  Income taxes paid                             $ 2,412     $ 1,557






The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 10

DOVER DOWNS ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of results of operations, financial position and cash flows have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

Earnings Per Share
    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                           Three Months Ended
                                              September 30,
                                             2000      1999

    Basic EPS                               37,856    35,803
    Effect of Options                          184       893
    Diluted EPS                             38,040    36,696






FORM 10-Q                                                Page 6 of 10

Business Segment Information
    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):
                                                  Three Months Ended
                                                     September 30,
                                                    2000       1999

Revenues:
  Motorsports                                     $33,951    $28,610
  Gaming                                           45,314     42,691
Consolidated Revenues                             $79,265    $71,301

Operating Earnings:
  Motorsports                                     $13,122    $10,339
  Gaming                                            9,355      9,306
Consolidated Operating
  Earnings                                        $22,477    $19,645


                             September 30, 2000      June 30, 2000
Identifiable Assets:
  Motorsports                     $278,550             $261,989
  Gaming                            63,775               54,789
Consolidated Assets               $342,325             $316,778

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999
   Revenues increased by $7,964,000 to $79,265,000 as a result of growth in the historical business of the Company. Gaming revenues increased by $2,623,000 or 6.1% to $45,314,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,568 in the first quarter of fiscal 2000 to 2,000 during the first quarter of fiscal 2001, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $5,341,000 or 18.7%. Approximately $465,000 resulted from increased attendance, $222,000 from increased ticket prices and $2,889,000 from increased sponsorship and broadcast revenues from the Company's fall NASCAR weekend at Dover Downs International Speedway. The remainder of the motorsports revenue increase is primarily from adding a Craftsman Truck Series event to the Dover Downs' fall NASCAR weekend and the scheduling of the Championship Auto Racing Teams (CART) event at Gateway International Raceway in September 2000 compared with May 1999. The aforementioned increases in motorsports revenue were offset somewhat by the Company's decision not to promote an Indy Racing League (IRL) event at Dover Downs International Speedway in fiscal 2001 and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in the fourth quarter of fiscal 2000 instead of the first quarter of fiscal 2001.

FORM 10-Q                                                Page 7 of 10

   Operating expenses increased by $4,587,000 reflecting the higher gaming and motorsports revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $727,000 in the first quarter of fiscal 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $4,993,000 in the first quarter of fiscal 2001 compared with $4,742,000 in the first quarter of fiscal 2000. Additional advertising, promotional and customer complimentary costs of $1,114,000 were the other significant operating cost increases. Motorsports operating expenses for the first quarter of fiscal 2001 increased as compared with the first quarter of fiscal 2000 due to the addition of a Craftsman Truck Series event to the Dover Downs fall NASCAR weekend and the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999. The aforementioned increases in motorsports operating expenses were offset somewhat by the Company's decision not to promote an IRL event at Dover Downs International Speedway in fiscal 2001 and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in the fourth quarter of fiscal 2000 instead of the first quarter of fiscal 2001.

   Depreciation and amortization expense increased by $491,000 due to capital expenditures related to the Company's video lottery casino expansion and motorsports facilities expansion since the first quarter of fiscal 2000.

   General and administrative expenses increased by $54,000 to $3,377,000 from $3,323,000 in the first quarter of fiscal 2000.

   Despite the increased borrowings on the revolving bank credit agreement, interest expense decreased by $423,000 due to the capitalization of $900,000 of interest related to the construction of major facilities in the first quarter of fiscal 2001 compared with $300,000 in the first quarter of fiscal 2000.

   The Company's effective income tax rates for the three-month periods ended September 30, 2000 and 1999 were 41.2% and 41.5%, respectively.

   Net earnings increased by $1,971,000, primarily as a result of higher attendance and related revenues for the fall NASCAR event at Dover Downs International Speedway, and the scheduling of the CART Series event at Gateway International Raceway.

Liquidity and Capital Resources
   Cash flows from operations for the three months ended September 30, 2000 and 1999 were $7,862,000 and $9,737,000, respectively. The reasons for the decrease in operating cash flows were primarily the timing of the receipt of broadcast revenues and the timing of construction-related payments, offset by the increase in earnings before depreciation and amortization.




FORM 10-Q                                                Page 8 of 10

   Capital expenditures for the three months ended September 30, 2000 were $20,754,000. Approximately $2,827,000 related to the expansion of and improvements to the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $1,386,000 to the construction of a hotel in Dover, Delaware, and approximately $16,024,000 for construction costs related to the Nashville Superspeedway complex. The remainder of the expenditures were for other equipment and improvements at the Company's facilities.

   Management believes that the cash flows from operations and funds expected to be available under the Company's bank credit facility will satisfy the Company's cash requirements for the remainder of fiscal 2001.

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

   Various risks and uncertainties may affect the operation, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in the Company's forward-looking statements, including the following factors: the Company's growth strategies; the Company's development and potential acquisition of new facilities; anticipated trends in the
FORM 10-Q                                                Page 9 of 10

motorsports and gaming industries; patron demographics; the Company's ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies; the Company's relationships with sponsors; general market and economic conditions; the Company's ability to finance future business requirements; the availability of adequate levels of insurance; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations; the affect of weather conditions on outdoor event attendance; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk The carrying values of the Company's long-term debt approximates its fair value at September 30, 2000 and 1999. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $30,100,000 at September 30, 2000 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2000 would cause a change in total annual interest costs of $301,000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
   A group made up of Wilson County and Rutherford County, Tennessee residents has filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the new Nashville Superspeedway complex will be situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. Management believes the rezoning was done properly and is vigorously contesting the litigation. On May 30, 2000, the Chancery Court ruled in favor of the Company's position on a motion for summary judgment. That ruling has been appealed by the plaintiffs to the Court of Appeals for the State of Tennessee. Based on the advice of counsel, management continues to believe that the litigation is unlikely to succeed on its merits.

   The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on the Company's financial condition or profitability.


FORM 10-Q                                               Page 10 of 10

Item 2.  Changes in Securities and Use of Proceeds
   None.

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

DATE: October 27, 2000       Dover Downs Entertainment, Inc.
                                      (Registrant)


                         /s/  Denis McGlynn
                         Denis McGlynn
                         President and Chief Executive Officer


                         /s/ Timothy R. Horne
                         Timothy R. Horne
                         Vice President-Finance and
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)