Form 10-K
period 2000-12-31
DOVER DOWNS ENTERTAINMENT INC
filed 2001-02-27
CIK 1017673

_____________________________________________________________________

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
_____________________________________________________________________

                              FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended                            or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from  July 1, 2000  to  December 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $161,763,333 as of January 31, 2001.

    As of January 31, 2001, the number of shares of each class of the Registrant's common stock outstanding is as follows:

                Common Stock -                14,052,092  shares
                Class A Common Stock -        23,857,885  shares

    The following documents are incorporated by reference:

        Document                                  Part of this form
                                              into which incorporated
Proxy Statement in connection with Annual Meeting
    of Shareholders to be held April 27, 2001                  III

ITEM 1.           BUSINESS.

Dover Downs, Inc. was incorporated in Delaware in 1967 and, as a result of a corporate reorganization completed in 1996, it became a 100% owned subsidiary of Dover Downs Entertainment, Inc. "Dover Downs" or "the Company" may be used herein to refer to Dover Downs Entertainment, Inc. or to one or more of its subsidiaries.

Dover Downs is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during calendar year 2000 in three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART) and the National Hot Rod Association (NHRA). The Company operates the historic Nashville Speedway at the Tennessee State Fairgrounds and currently is constructing a new superspeedway and motorsports complex near Nashville, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in Long Beach, California, and owns and operates Gateway International Raceway near St. Louis, Missouri and Memphis Motorsports Park near Memphis, Tennessee.

Dover Downs also owns and operates the Dover Downs Raceway harness racing track and an 80,000 square foot video lottery (slot) casino at a multi-purpose gaming and entertainment complex in Dover, Delaware. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

    (a)  Recent Developments
On January 19, 2001, the Company changed its fiscal year-end from June 30 to December 31 in order to align the Company's reporting year with its natural operating cycle. The six-month period ended December 31, 2000 transitions the Company's reporting period to the new fiscal year-end.

Effective January 1, 2001, the Company and Park Place Entertainment Corporation, through its Caesars World Gaming Development Corporation subsidiary (Caesars), amended their original casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term, which expires in December 2004.

On March 3, 2000, the Company completed the issuance of 1,500,000 additional shares of Common Stock through a public offering resulting in net proceeds to the Company of $19,185,000. The Company used the net proceeds of the offering to pay down a portion of its borrowings under its revolving line of credit facility.

In December 1999, the Company commenced construction of a luxury hotel, which will be located adjacent to the motorsports and gaming operations in Dover, Delaware. The hotel, which is expected to open in the first quarter of 2002, will be constructed in two phases. The first phase will include 232 rooms, a multi-purpose ballroom/concert hall and fine dining restaurant. Additional construction to occur in adjacent facilities during the first phase includes renovating the enclosed harness racing grandstand, building a central HVAC plant, and expanding the seating in the Winners Circle Dining Room. The second phase is expected to include an additional 250 rooms.

On November 1, 1999, the Company entered into a $125,000,000 amended and restated revolving credit agreement with several banks. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus
 .5%) minus 1%. The agreement, which expires on September 30, 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. The agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios.

On August 26, 1999, the Company broke ground on its state-of-the-art Nashville Superspeedway complex. The new 1.33-mile superspeedway will have an initial capacity of 50,000 seats and an infrastructure in place for more than 150,000 seats. Additionally, the first phase of construction will include lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in future phases. The facility is expected to open in April 2001.

In February 1999, NASCAR announced that it would retain the television, audio and other electronic media rights for Winston Cup and Busch Series events beginning with the 2001 race season. In November 1999, NASCAR completed negotiations on a new six-year television rights agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues will be approximately $258 million for the 2001 race season and increase at an average annual rate of approximately 17% through the 2006 race season. The broadcast revenues are shared with the track operators (65%), the race teams (25%) and NASCAR (10%). Although a three-tier structure is in place, the track operators' amount is effectively split in proportion to the number of Winston Cup and Busch Series races promoted by the Company compared with the total number of Winston Cup and Busch Series events each year.

During the year ended June 30, 2000, 12,500 grandstand seats were added at Dover Downs International Speedway, increasing the total seating capacity to approximately 133,000. Memphis Motorsports Park added approximately 6,000 permanent seats and 13 skybox suites to bring the total capacity at that facility to approximately 26,000. Gateway International Raceway added approximately 18,000 permanent seats to bring the total capacity at the facility to approximately 70,000. Also at Gateway, lights were added to allow nighttime racing and a tunnel was constructed under the racetrack to allow movement in and out of the infield during an event.

The Company also expanded its casino gaming facility by 15,000 square feet in March 2000 and concurrently increased the number of slot machines installed to 2,000, the maximum number currently allowed by state law.

    (b)  Financial Information About Operating Segments.
The Company's principal operations are grouped into two segments:
motorsports and gaming. Financial information concerning these businesses is included on pages 12 through 19 and pages 42 and 43 of this Transition Report for the period July 1, 2000 to December 31, 2000 on Form 10-K.

    (c) Narrative Description of Business
Motorsports
Motorsports is one of the fastest growing and most popular spectator sports in the United States. It is estimated by NASCAR that attendance at its national series events in the 1999 racing season approximated
10.5 million people. According to Nielsen Media Research, approximately 318 million people tuned to NASCAR's televised national series events in 2000. Twelve of the 16 major motorsports events promoted by the Company are sanctioned by NASCAR.

Management believes that the demographic profile of this growing base of spectators and viewing audience has considerable appeal to sponsors and advertisers, including leading consumer product and manufacturing companies that have expanded their participation in the motorsports industry. According to the IEG Sponsorship Report, in 2000 corporate sponsors spent approximately $1.35 billion on motorsports marketing programs in the United States, and, in the year 2001, are expected to spend approximately $1.5 billion, or 23% of all sports sponsorship dollars, on motorsports marketing programs in the United States.

Dover Downs International Speedway
Dover Downs has presented NASCAR-sanctioned racing events for 32 consecutive years at Dover Downs International Speedway and currently conducts five major NASCAR-sanctioned events at the facility annually. Two races are associated with the Winston Cup professional stock car racing circuit, two races are associated with the Busch Series, Grand National Division (Busch Series) racing circuit and one race is associated with the Craftsman Truck Series racing circuit.

Each of the Busch Series events and the Craftsman Truck Series event at Dover Downs International Speedway are conducted on the days before a Winston Cup event. Dover Downs International Speedway is one of only six speedways in the country that presents two Winston Cup events and two Busch Series events each year. Additionally, the Company is one of only three tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover Downs International Speedway to hold the first and last Winston Cup events in the Maryland to Maine region each year.

Dover Downs International Speedway is a high-banked, one-mile long, concrete superspeedway with a seating capacity for the 2001 season of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes the auto racing track the only concrete superspeedway (one mile or greater in length) that conducts NASCAR-sanctioned events.

Nashville Speedway USA
Nashville Speedway USA hosted its first automotive race in 1904, making it one of the oldest tracks in the country. During the 2000 race season, the facility hosted events in three of NASCAR's top national series -the Busch Series, the Craftsman Truck Series and the Slim Jim All Pro Series. Based on attendance, the track's Saturday night NASCAR Weekly Racing Series is regarded as one of the most successful weekly programs in the country. The Company acquired Nashville Speedway USA on January 2, 1998.

To accommodate the demand for major motorsports in the Nashville area, the Company is constructing a new superspeedway and motorsports complex in Wilson County, Tennessee. The 1.33-mile superspeedway initially will have 50,000 grandstand seats with an infrastructure in place to expand to 150,000 seats should demand require it. The Company expects the new Nashville Superspeedway to open in April 2001 with a strong schedule of events, including the NASCAR national events previously held at Nashville Speedway USA, an Indy Racing Northern Light Series (IRL) event and other regional and national touring events. Nashville Speedway USA will continue to host the NASCAR Weekly Racing Series and other regional touring events.

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

Memphis Motorsports Park
Memphis Motorsports Park, also acquired in the Grand Prix Association of Long Beach acquisition, has hosted NHRA-sanctioned events for the past 12 years and NASCAR-sanctioned events since the completion of the 3/4-mile paved tri-oval track in June 1998. The tri-oval track was expanded recently to bring its seating capacity to approximately 30,000 seats and to add five more luxury suites for the Busch Series event held in October 2000. The drag strip hosts an NHRA national event and has a seating capacity in excess of 25,000.

Other
In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned events. During the 2000 race year, the Company's NASCAR-sanctioned events were televised live by TNN and the ESPN networks to a nationwide audience and broadcast nationally to a network of radio stations affiliated with the Motor Racing Network. The television and radio contracts historically had been negotiated by the Company.

In February 1999, NASCAR announced that it would retain the television, audio and other electronic media rights for Winston Cup and Busch Series events beginning with the 2001 race season. In November 1999, NASCAR completed negotiations on a new six-year television rights agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues will be approximately $258 million for the 2001 race season and increase at an average annual rate of approximately 17% through the 2006 racing season.

Gaming
The Company's gaming operations are located at its flagship property in Dover, Delaware. The Dover facility is a multi-purpose gaming and entertainment complex housing an 80,000 square foot Las Vegas-style casino with 2,000 video lottery (slot) machines, which is managed by Caesars. Dover Downs Raceway, a 5/8-mile harness horse racetrack with a state-of-the-art simulcasting parlor, is located adjacent to the casino.

During the six-month period ended December 31, 2000, approximately 97% of the Company's gaming revenue was attributable to its video lottery
(slot) machine casino.

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

The video lottery (slot) machines range from the increasingly popular nickel machines to $20 machines in the Premium Slots area. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment every evening, the Winners Circle Buffet, and a 1,400-seat concert facility featuring national recording acts monthly.


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

The Company has a long-term management agreement with Caesars. Under the agreement, Caesars is the exclusive agent to supervise, manage and operate the Company's video lottery (slot) machine casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended their original casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term, which expires in December 2004.

The Company also is developing a luxury hotel facility adjacent to the Dover gaming operations to attract new patrons and lengthen the stay of current patrons. The hotel, which is expected to open in the first quarter of 2002, will be constructed in two phases. The first phase will include 232 rooms, a multi-purpose ballroom/concert hall and a fine dining restaurant. Additional construction to occur in adjacent facilities during the first phase includes renovating the enclosed harness racing grandstand, building an HVAC plant, and expanding the seating in the Winners Circle Dining Room. The second phase is expected to include an additional 250 rooms.

Dover Downs Raceway
Dover Downs Raceway has presented pari-mutuel harness racing events for 32 consecutive years. The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations. The track is located inside the one-mile auto racing superspeedway. Live harness races conducted at Dover Downs Raceway are simulcast to tracks and other off-track betting locations across North America on each of the Company's more than 140 live race dates. The Company's races currently are transmitted to more than 400 tracks and off-track betting locations.

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

The speedway closest to Gateway International Raceway is Indianapolis Motor Speedway (approximately four and one-half hours to the east), which currently conducts one Winston Cup race and one IRL race, as well as a recently added Formula One event. A new speedway is being constructed near Kansas City, Kansas (approximately four and one-half hours to the west), which is expected to be completed for the 2001 race season. The Kansas Speedway will conduct a Craftsman Truck Series, Busch Series, Winston Cup Series and an IRL event in its first race season. Additionally, Chicagoland Speedway (approximately five hours to the northeast) currently is being constructed and is expected to open in the summer of 2001. Chicagoland Speedway will host a Winston Cup Series, Busch Series and an IRL event in its first season.

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

The neighboring states of Pennsylvania, Maryland and New Jersey all have harness and thoroughbred racing and simulcasting. Dover Downs competes with Rosecroft Raceway in Maryland, Philadelphia Park in Pennsylvania, Garden State Park and The Meadowlands in New Jersey and a number of other racetracks in the surrounding area. The Company also receives simulcast harness and thoroughbred races from approximately 50 race tracks, including the tracks noted above.

In addition, the Company's gaming activities compete with other leisure, entertainment and recreational activities.


Seasonality
The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to its major motorsports events held from April through October. As a result, the Company's business is highly seasonal. The seasonality is offset to some degree by the Company's year-round video lottery (slot) machine gaming operations and year-round simulcasting.

Number of Employees
At December 31, 2000, the Company had a total of 656 full-time employees and 172 part-time employees. The Company hires temporary employees to assist during its auto racing events and its live harness racing season.

ITEM 2.           PROPERTIES.

Dover Properties
The Company maintains its headquarters, motorsports superspeedway
(Dover Downs International Speedway), harness racing track, and video lottery casino all on approximately 825 acres of land owned by the Company in Dover, Delaware.

Nashville Speedway USA Properties
The current Nashville racing facility is located on 12 acres of land in Nashville, Tennessee and is leased from the Metropolitan Board of Fair Commissioners through September 2007. Additionally, the Company has acquired approximately 1,465 acres of land in Wilson and Rutherford counties, Tennessee that currently is being developed into a new superspeedway complex. The complex, which is scheduled to open in April 2001, will include a 1.33-mile tri-oval track and may include a paved short track, a dirt track and a dragstrip in future phases. The Company has invested approximately $76,350,000 in the project as of December 31, 2000.

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

Gateway International Raceway Property
Gateway International Raceway is located on approximately 416 acres of land in Madison, Illinois, five miles from the St. Louis Arch. The Company owns approximately 123 acres and has three long-term leases (expiring in 2011, 2025 and 2070) for an additional 259 acres, with purchase options. The Company is also a party to a ten-year lease (with four five-year renewals) of 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five-year lease of approximately 14 acres for major event parking. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (SWIDA) as security for the repayment of principal and interest on its $21.5 million loan from SWIDA.

Memphis Motorsports Park Property
Memphis Motorsports Park is located on approximately 350 acres of land owned by the Company approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a standby letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to secure its debt service reserve fund obligation to SWIDA.

ITEM 3.           LEGAL PROCEEDINGS.

A group made up of Wilson County and Rutherford County, Tennessee residents filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the new Nashville Superspeedway complex is situated. The litigation, if successful, would prevent, or at least significantly postpone, the development of the facility. Management believes the rezoning was done properly and is vigorously contesting the litigation. On May 30, 2000, the Chancery Court ruled in favor of the Company's position on a motion for summary judgment. That ruling has been appealed by the plaintiffs to the Court of Appeals for the State of Tennessee. Based on the advice of counsel, management continues to believe that the litigation is unlikely to succeed on its merits.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

The Common Stock of Dover Downs Entertainment, Inc. has traded on the New York Stock Exchange under the symbol "DVD" since the Company's initial public offering on October 3, 1996.  There is no established public trading market for the Company's Class A Common Stock.  As of January 31,
2001, there were 14,052,092 shares of Common Stock and 23,857,885 shares of Class A Common Stock outstanding.  There were 1,208 record holders of Common Stock and 21 record holders of Class A
Common Stock at January 31, 2001.

The range of share prices for the Common Stock on the New York Stock Exchange and per share dividends declared on Common Stock for the six-month period ended December 31, 2000 and the fiscal years ended June 30, 2000 and 1999 are as follows:

                                                      Prices                           Dividends
                          December 31,             June 30,            December 31,  June 30,
                             2000            2000            1999           2000       2000  1999
                         High     Low    High    Low     High    Low
Fiscal Quarter
 Ended September 30     $13.75  $ 9.88  $17.94  $13.50  $16.59  $12.44     $.045   $.045 $.04
 Ended December 31       12.88   10.50   20.00   13.63   13.88   10.19      .045    .045  .045
 Ended March 31           -        -     17.81   11.06   15.50   12.25       -      .045  .045
 Ended June 30            -        -     14.00   11.19   19.44   14.88       -      .045  .045

ITEM 6.       SELECTED FINANCIAL DATA.

                               Five Year Selected Financial Data
                             (In Thousands, Except Per Share Data)
                      Six Months Ended
                        December 31,                  Year Ended June 30,
                      2000    1999(4)   2000      1999(3)   1998      1997      1996
Revenues:
   Motorsports      $ 39,045  $ 33,652  $ 77,311  $ 68,683  $ 25,874  $ 20,516  $18,110
   Gaming (1)         85,441    82,192   168,561   139,249   115,071    81,162   31,980
                     124,486   115,844   245,872   207,932   140,945   101,678   50,090
Earnings before
  income taxes        27,434    23,641    54,472    45,771    37,655    28,239   15,593
Net earnings          15,912    13,771    31,925    26,891    21,913    16,472    9,196
Earnings per
  common share(2)
     - basic             .42       .38       .88       .76       .72       .55      .34
     - diluted           .42       .38       .86       .74       .70       .54      .32
Dividends per common
  share(2)              $.09      $.09      $.18     $.175      $.16      $.08     $ -

                     At December 31,                     At June 30,
Total assets        $362,561  $278,727  $316,778  $255,212  $ 95,777  $ 71,261  $42,311
Long-term debt,
  net of current
  portion             79,290    53,625    35,540    36,625       741       760      766
Shareholders'
  equity            $230,382  $183,406  $217,791  $172,658  $ 71,365  $ 54,300  $23,715

(1)  Gaming revenues from the Company's video lottery (slot) machine gaming operations include the total win from such operations. The Delaware State Lottery Office collects the win and remits a portion thereof to the Company as its commission for acting as a Licensed Agent.
     The difference between total win and the amount remitted to the Company is reflected in operating expenses.
(2)  Prior year per share amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.
(3)  The Grand Prix Association of Long Beach, Inc. was acquired on July 1, 1998.
(4)  Amounts at December 31, 1999 and for the six-month period then ended are unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following, you also should review the consolidated financial statements and related notes included elsewhere in this Transition Report on Form 10-K.

Results of Operations
Six Months Ended December 31, 2000 Compared With Six Months Ended
December 31, 1999
Total revenues increased by $8,642,000 to $124,486,000 as a result of growth in both operating segments of the Company.

Gaming revenues increased by $3,249,000 or 4.0% to $85,441,000, the result of having an average of 2,000 video lottery (slot) machines during the six-month period ended December 31, 2000 compared with an average of 1,555 video lottery (slot) machines during the six-month period ended December 31, 1999, and expanded marketing and promotional activities related to the Company's video lottery casino.

Motorsports revenues increased by $5,393,000 or 16.0% to $39,045,000. Approximately $465,000 of the revenue increase resulted from increased attendance, $222,000 from increased ticket prices and $2,889,000 from increased sponsorship and broadcast revenues from the NASCAR-sanctioned events at Dover Downs International Speedway. The remainder of the motorsports revenue increase is primarily from adding a Craftsman Truck Series event to the Dover Downs fall NASCAR weekend and the scheduling of the Championship Auto Racing Teams (CART) event at Gateway International Raceway in September 2000 compared with May 1999. The aforementioned increases in motorsports revenues were offset somewhat by the Company's decision not to promote an Indy Northern Light Series
(IRL) event at Dover Downs International Speedway during the six-month period ended December 31, 2000, and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 instead of September 2000.

Operating expenses increased by $4,161,000 reflecting the higher revenues. Amounts retained by the State of Delaware, including amounts collected for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems and gross fees to the manager who operates the video lottery (slot) machine casino, increased by $134,000 during the six months ended December 31, 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $9,321,000 during the six months ended December 31, 2000 compared with $9,036,000 during the six months ended December 31, 1999. Wages and related employee benefits increased by $997,000 during the six months ended December 31, 2000 due to the opening of the Phase IV casino expansion. Additional advertising, promotional and customer complimentary costs of $2,264,000 were the other significant operating cost increases. The aforementioned increases in gaming operating expenses were offset by the recognition of a one-time net gain of $2,475,000 that resulted from amending the casino management agreement with Caesars for the remaining term of the agreement to decrease the percentage management fee paid to Caesars by 20%. In prior years and during the six months ended December 31, 2000, the Company accrued amounts that Caesars claimed were due as a result of casino expansions, but which the Company disputed. As a result of the amendment to the management agreement, the Company and Caesars settled the dispute and the reversal of a portion of the aforementioned accrued amounts resulted in the one-time net gain.

Motorsports operating expenses increased principally due to the addition of a Craftsman Truck Series event to the Dover Downs fall NASCAR weekend, the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999 and pre-opening expenses attributable to Nashville Superspeedway. The aforementioned increases in motorsports operating expenses were offset somewhat by the Company's decision not to promote an IRL event at Dover Downs International Speedway during the six-month period ended December 31, 2000 and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 instead of September 2000.

Depreciation and amortization increased by $1,100,000 or 27.9% due to capital expenditures related to the Company's various motorsports facilities and the Phase IV casino expansion completed during the six-month period ended December 31, 2000 and the year ended June 30, 2000.

General and administrative expenses increased by $423,000 to $6,652,000 from $6,229,000 primarily due to expenses of approximately $500,000 attributable to Nashville Superspeedway pre-opening costs, Dover Downs Hotel and Conference Center pre-opening costs and a legal settlement.

Interest expense was $9,000 during the six-month period ended December 31, 2000 compared with $844,000 during the six-month period ended December 31, 1999. The interest expense resulted from borrowings on the revolving credit agreement and other outstanding long-term debt, offset by the capitalization of $2,090,000 and $699,000 of interest during the six-month periods ended December 31, 2000 and 1999, respectively, related to the construction of major facilities.

The Company's effective income tax rates for the six-month periods ended December 31, 2000 and 1999 were 42.0% and 41.7%, respectively.

Net earnings increased by $2,141,000 primarily due to the increased play in the casino, the one-time net gain related to the amended management agreement with Caesars, higher attendance and related revenues as well as an increase in the broadcast rights fees for the NASCAR-sanctioned motorsports events presented at Dover Downs International Speedway and the scheduling of the CART-sanctioned event at Gateway International Raceway.

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

Fiscal Year 1999 Compared With Fiscal Year 1998
Revenues increased by $66,987,000 to $207,932,000 as a result of growth in the historical business of the Company and the acquisition of Grand Prix Association of Long Beach, Inc. (Grand Prix) on July 1, 1998.

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

Liquidity and Capital Resources
Cash flow from operations for the six months ended December 31, 2000 and 1999, and the fiscal years ended June 30, 2000, 1999 and 1998 was $13,394,000, $8,442,000, $51,314,000, $34,963,000 and $28,991,000,
respectively. The increase for the six months ended December 31, 2000 as compared with the six months ended December 31, 1999 was due primarily to the Company's increased net earnings before interest, taxes, depreciation and amortization and the timing of cash receipts from customers, offset by the decrease in accrued liabilities related to the amendment of the Caesars management agreement.

Capital expenditures for the six-month period ended December 31, 2000 were $55,724,000. Approximately $5,622,000 related to the expansion of, and improvements to, the Dover, Gateway and Memphis racing facilities, approximately $5,375,000 to the construction of the luxury hotel in Dover, Delaware, and approximately $37,167,000 for the construction of the Nashville Superspeedway complex. The remainder of the expenditures were for land and other vehicles, equipment and improvements at the Company's facilities.

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

In December 1999, the Company commenced construction on a 10-story, 482-room luxury hotel in Dover, Delaware. The current construction plans consist of two phases and include a multi-purpose ballroom/concert hall and a fine-dining restaurant. The cost of the first phase of the project, which, in addition to the first 232 rooms of the hotel structure, will include renovating the enclosed harness racing grandstand, constructing a central HVAC plant and expanding the seating in the Winners Circle Dining Room, is estimated to be approximately $70,000,000.

On August 26, 1999, the Company's wholly owned subsidiary, Nashville Speedway USA, Inc., began construction of the new Nashville Superspeedway complex in Wilson County, Tennessee. The complex will include a 1.33-mile tri-oval track and may include a paved short track, a dirt track and a drag strip in future phases. The aggregate cost of acquiring the land and developing Phase I of the complex is estimated to be approximately $122,000,000. Of the total, the State of Tennessee will fund approximately $15,300,000 for the construction of an interchange and an access road near the complex. In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds will be used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. After the opening of the Nashville Superspeedway complex, the bonds will be payable solely from sales and incremental property taxes ("the taxes") generated from that facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued by several banks. The Company has agreed to reimburse the banks for amounts paid by them under the letter of credit. The Company has invested approximately $76,350,000 in the project as of December 31, 2000.

Effective January 2, 1998, the Company acquired all of the outstanding common stock of Nashville Speedway USA, Inc. for $3,000,000 in cash from available funds.

The Company and Grand Prix entered into an Agreement and Plan of Merger pursuant to which Grand Prix became a wholly owned subsidiary of the Company. The merger, which closed on July 1, 1998, was structured as a tax-free exchange whereby each shareholder of Grand Prix received
1.26 shares of common stock of Dover Downs for each share of common stock of Grand Prix owned by such shareholder. The Company purchased 680,000 shares of common stock of Grand Prix from two non-management shareholders in March of 1998 for $10,540,000.

The Company has a $125,000,000 long-term, revolving line of credit from several banks to provide seasonal funding needs, to finance capital improvements and for other general corporate purposes. At December 31, 2000, the Company was in compliance with all terms of the facility and there was $58,750,000 outstanding. Under the terms of the credit facility, $37,242,000 of additional borrowings were available to the Company at December 31, 2000.

Recent Accounting Pronouncements
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 during the six-month period ended December 31, 2000. The adoption of SAB 101 did not have a significant impact on the Company's results of operations, financial position or cash flows.

Forward-Looking Statements
The Company may make certain forward-looking statements in this Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as:
"believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The carrying values of the Company's long-term debt approximates its fair value at December 31, 2000 and June 30, 2000 and 1999. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $58,750,000 at December 31, 2000 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at December 31, 2000 would cause a change in total annual interest costs of $588,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the Independent Auditors' Report included in this report are shown on the Index to Consolidated Financial Statements on page 25.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 27, 2001.

Executive Officers of the Registrant. As of December 31, 2000, the Executive Officers of the registrant were:
                                                          Term of
Name                     Position                  Age    Office

Klaus M. Belohoubek  Vice President-General        41    7/99 to date
                     Counsel and Secretary

Robert M. Comollo    Treasurer                     53   11/81 to date

Timothy R. Horne     Vice President-Finance and    34   11/96 to date
                     Chief Financial Officer

Denis McGlynn        President and                 54   11/79 to date
                     Chief Executive Officer

Edward J. Sutor      Executive Vice President      50    3/99 to date

Henry B. Tippie      Chairman of the Board         74    4/00 to date
                     Vice Chairman of the Board          6/96 to 4/00

Klaus M. Belohoubek has been Vice President-General Counsel and
Secretary since 1999 and has represented the Company in various capacities since 1990, most recently as Assistant General Counsel. Mr. Belohoubek also has served as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 27, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on April 27, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the six-month period ended December 31, 2000, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp. and Matlack Systems, Inc.; Patrick J. Bagley, Klaus M. Belohoubek, John W. Rollins, Jr. and Henry
B. Tippie. The Estate of John W. Rollins owns directly and of record 12.35% and 11.39% of the outstanding shares of common stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively, at December 31, 2000. Henry B. Tippie is the Executor of the Estate of John W. Rollins. The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Related Party Transactions" on page 42 of this Transition Report on Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)(1) Financial Statements - See accompanying Index to Consolidated Financial Statements on page 25.

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

    3.2 Amended and Restated Bylaws of Dover Downs Entertainment, Inc. dated July 17, 2000, as filed with the Company's Annual Report on Form 10-K dated August 23, 2000, is incorporated herein by reference.

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

   10.4  First Amendment to Project Consulting and Management
         Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated October 25, 1996.

   10.5  Second Amendment to Project Consulting and Management
         Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated December 29, 2000.

   10.6 Dover Downs Entertainment, Inc. 1996 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   10.7 Dover Downs Entertainment, Inc. 1991 Stock Option Plan as filed with the Company's Registration Statement Number 333-8147 on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996, is incorporated herein by reference.

   21.1  Subsidiaries

   23.1  Consent of Independent Accountants

     27 Financial Data Schedule for the Six-Month Transition Period ended December 31, 2000

(b)   Reports on Form 8-K

A Form 8-K was filed by the Company on January 19, 2001 to announce a change in the Company's fiscal year-end from June 30 to December 31.

                             SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    February 27, 2001            DOVER DOWNS ENTERTAINMENT, INC.
                                             Registrant

                                   BY: /s/ Denis McGlynn
                                         Denis McGlynn
                                         President and
                                         Chief Executive Officer
                                         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne     Vice President-Finance      February 27, 2001
Timothy R. Horne         and Chief Financial Officer

/s/ Henry B. Tippie      Chairman of the Board       February 27, 2001
Henry B. Tippie

/s/ John W. Rollins, Jr.      Director               February 27, 2001
John W. Rollins, Jr.

/s/ Patrick J. Bagley         Director               February 27, 2001
Patrick J. Bagley

/s/ Jeffrey W. Rollins        Director               February 27, 2001
Jeffrey W. Rollins

/s/ Melvin Joseph             Director               February 27, 2001
Melvin Joseph

/s/ R. Randall Rollins        Director               February 27, 2001
R. Randall Rollins

/s/ Christopher R. Pook       Director               February 27, 2001
Christopher R. Pook

/s/ Eugene W. Weaver          Director               February 27, 2001
Eugene W. Weaver

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page(s)
Independent Auditors' Report on
   Consolidated Financial Statements                             26

Consolidated Statement of Earnings for the
   six-months ended December 31, 2000 and
   the years ended June 30, 2000, 1999 and 1998                  27

Consolidated Balance Sheet at December 31, 2000,
   June 30, 2000 and June 30, 1999                              28-29

Consolidated Statement of Cash Flows for the
   six-months ended December 31, 2000 and the
   years ended June 30, 2000, 1999 and 1998                     30-31

Notes to the Consolidated Financial Statements                  32-44

Independent Auditors' Report

The Shareholders and Board of Directors,
  Dover Downs Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of December 31, 2000, June 30, 2000 and 1999, and the related consolidated statements of earnings and cash flows for the six-months ended December 31, 2000 and each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Entertainment, Inc. and subsidiaries as of December 31, 2000, June 30, 2000 and 1999, and the results of their operations and their cash flows for the six-months ended December 31, 2000 and each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP

Philadelphia, Pennsylvania
January 19, 2001

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands except per share amounts)

                       Six months ended
                         December 31,       Year ended June 30,
                             2000      2000        1999      1998
Revenues:
 Motorsports               $ 39,045   $ 77,311   $ 68,683   $ 25,874
 Gaming                      85,441    168,561    139,249    115,071
                            124,486    245,872    207,932    140,945
Expenses:
 Operating                   85,353    169,838    142,498     96,875
 Depreciation and
   amortization               5,038      8,469      7,098      2,707
 General and
   administrative             6,652     11,953     11,213      4,410
                             97,043    190,260    160,809    103,992
Operating earnings           27,443     55,612     47,123     36,953
Interest expense (income),
 net                              9      1,140      1,352       (702)
Earnings before income
 taxes                       27,434     54,472     45,771     37,655
Income taxes                 11,522     22,547     18,880     15,742
Net earnings               $ 15,912   $ 31,925   $ 26,891   $ 21,913

Earnings per common share:
 Basic                     $    .42   $    .88   $    .76   $    .72
 Diluted                   $    .42   $    .86   $    .74   $    .70
Average shares outstanding:
 Basic                       37,872     36,482     35,566     30,492
 Diluted                     38,080     37,326     36,585     31,206





















The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share amounts)
                                  December 31,         June 30,
                                     2000          2000      1999
ASSETS
Current assets:
 Cash and cash equivalents            $ 10,494   $ 12,413   $ 10,847
 Accounts receivable                     5,765     12,700      6,706
 Due from State of Delaware              7,308      3,176      2,932
 Inventories                               662        645        581
 Prepaid expenses and other              4,289      4,518      4,456
 Deferred income taxes                     340        309        327
     Total current assets               28,858     33,761     25,849
Property, plant and equipment, at cost:
 Land                                   28,832     28,816     26,739
 Casino facility                        27,916     27,692     22,921
 Racing facilities                     159,266    153,480    128,802
 Furniture, fixtures and equipment      25,165     17,831     11,570
 Construction in progress               73,666     31,329      7,902
                                       314,845    259,148    197,934
     Less accumulated depreciation     (34,500)   (30,255)   (24,021)
                                       280,345    228,893    173,913
Other assets, net                        1,415      1,453      1,453
Goodwill, net                           51,943     52,671     53,997
     Total assets                     $362,561   $316,778   $255,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                     $  6,987   $ 10,902   $  4,629
 Purses due horsemen                     6,258      2,982      3,147
 Accrued liabilities                     5,618     11,588      9,407
 Income taxes payable                    1,096      3,660      2,726
 Current portion of long-term debt         585        585        335
 Deferred revenue                       13,917     17,489     15,906
     Total current liabilities          34,461     47,206     36,150
Notes payable to bank                   58,750     15,000     15,500
Long-term debt                          20,540     20,540     21,125
Other liabilities                          156        174        172
Deferred income taxes                   18,272     16,067      9,607

Commitments and contingencies
 (see Notes to the Consolidated
 Financial Statements)
Shareholders' equity:
 Preferred stock, $.10 par value;
 1 shares authorized;
 issued and outstanding: none
 Common stock, $.10 par value;
 75 shares authorized;
 issued and outstanding:
 December 2000-14,052,092 shares;
 June 2000-13,796,500 shares;
 June 1999-11,403,684 shares             1,405      1,380      1,140
 Class A common stock, $.10 par value;
 55 shares authorized;
 issued and outstanding:
 December 2000-23,857,885 shares;
 June 2000-24,054,985 shares;
 June 1999-24,262,510 shares             2,385      2,405      2,426
 Additional paid-in capital            119,303    119,222     99,683
 Retained earnings                     107,289     94,784     69,409
     Total shareholders' equity        230,382    217,791    172,658
     Total liabilities and
     shareholders' equity             $362,561   $316,778   $255,212

 The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                             Six months ended
                                December 31,    Years ended June 30,
                                   2000      2000      1999     1998
Cash flows from operating
 activities:
 Net earnings                    $15,912  $31,925   $26,891  $21,913
 Adjustments to reconcile
   net earnings to net cash
   provided by operating
   activities:
 Depreciation and amortization     5,038    8,469     7,098    2,707
 Loss on disposition of property    -        -         -           3
 (Increase) decrease in assets,
   net of effect of acquisition:
     Accounts receivable           6,935   (5,994)   (1,645)  (1,180)
     Due from State of Delaware   (4,132)    (244)     (833)    (116)
     Inventories                     (17)     (64)      (22)      92
     Prepaid expenses and other      229      (62)   (2,044)  (1,539)
 Increase (decrease) in
   liabilities, net of effect
   of acquisition:
     Accounts payable             (3,915)   6,273      (450)     335
     Purses due horsemen           3,276     (165)    1,262      498
     Accrued liabilities          (5,970)   2,181       464    2,719
     Current and deferred
      income taxes                  (390)   7,412     1,387    1,346
     Deferred revenue             (3,572)   1,583     2,855    2,213
   Net cash provided by
     operating activities         13,394   51,314    34,963   28,991
Cash flows from investing
 activities:
 Investment in Grand Prix
   Association of Long Beach        -        -         -     (10,540)
 Acquisition of business,
   net of cash acquired             -        -         -      (2,889)
 Capital expenditures            (55,724) (61,906)  (50,707)  (7,504)
 Cash acquired in business
   acquisition                      -        -        1,490     -
 Other                              -        (125)     -        -
   Net cash used in investing
     activities                  (55,724) (62,031)  (49,217) (20,933)
Cash flows from financing
 activities:
 Borrowings (repayments) of
   revolving debt                 43,750     (500)   13,161     -
 Repayment of long-term debt        -        (335)     (760)     (19)
 Loan repayments                    -        -          207     -
 Net proceeds from public
   offering                         -      19,185      -        -
 Dividends paid                   (3,407)  (6,550)   (6,213)  (4,878)
 Proceeds from stock options
   exercised                          86      573       167       30
 Other assets and liabilities        (18)     (90)     (155)    -
   Net cash provided by (used in)
     financing activities         40,411   12,283     6,407   (4,867)
Net (decrease) increase in cash
 and cash equivalents             (1,919)   1,566    (7,847)   3,191
Cash and cash equivalents,
 beginning of period              12,413   10,847    18,694   15,503
Cash and cash equivalents,
 end of period                   $10,494  $12,413   $10,847  $18,694
Supplemental information:
 Interest paid                   $    38  $   220   $ 1,111  $    61
 Income taxes paid               $11,913  $17,087   $18,231  $14,395
Non-cash investing and
 financing activities:
 Land acquired                   $  -     $  -      $ 4,707  $   -

 Cash paid                          -        -       (3,054)     -
 Land traded                     $  -     $  -      $ 1,653  $   -

 Stock issued in connection
   with acquisition              $  -     $  -      $80,241  $   -

 The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business Operations
Dover Downs Entertainment, Inc. (Dover Downs or the Company) is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during the calendar 2000 race season in three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART) and the National Hot Rod Association (NHRA). The Company operates the historic Nashville Speedway at the Tennessee State Fairgrounds and currently is constructing a new superspeedway and motorsports complex near Nashville, Tennessee; organizes and promotes the Toyota Grand Prix of Long Beach in Long Beach, California; and owns and operates Gateway International Raceway near St. Louis, Missouri and Memphis Motorsports Park near Memphis, Tennessee.

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

NOTE 2 - Acquisition
On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach (Grand Prix) through the merger of a wholly owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly owned subsidiary of the Company. Grand Prix developed and operates the Grand Prix of Long Beach, an annual temporary circuit event which has been run in the streets of Long Beach, California for 26 years, and owns permanent motorsports facilities in Madison, Illinois (near St. Louis, Missouri) and in Millington, Tennessee (near Memphis, Tennessee). The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 5,036,458 shares of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. On March 27, 1998, the Company acquired 680,000 shares of Grand Prix common stock at $15.50 per share in cash pursuant to two separate stock purchase agreements, at which time the Company owned approximately 14.6% of the outstanding Grand Prix common stock. The cost of these purchases was recorded as a long-term investment at June 30, 1998. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations. The excess of the purchase price over fair market value of the underlying assets of $52,551,000 is being amortized on a straight-line basis over 40 years.

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


Advertising costs-The costs of general advertising, promotion and marketing programs are charged to operations as incurred.

Earnings per share-The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                          December                June
                            2000       2000      1999       1998
     Basic EPS              37,872     36,482    35,566     30,492
     Effect of options         208        844     1,019        714
           Diluted EPS      38,080     37,326    36,585     31,206

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

Property, plant and equipment-Property, plant and equipment is stated at cost. Book depreciation is computed on a straight-line basis over the following estimated useful lives:

Racing and casino facilities                     10 - 40 years
Furniture, fixtures and equipment                 5 - 10 years

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the six-month period ended December 31, 2000, $2,090,000 of interest cost was capitalized. During the years ended June 30, 2000 and 1999, $1,975,000 and $682,000, respectively, of interest cost was capitalized. No interest was capitalized in fiscal 1998.

Goodwill-Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized using the straight-line method principally over a period of 40 years. At December 31, 2000 and June 30, 2000 and 1999, accumulated amortization was $3,702,000, $2,974,000 and $1,522,000, respectively. The Company evaluates any possible impairment of goodwill using estimates of undiscounted future cash flows.

Income taxes-Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2000 approximates its fair value based on interest rates available on similar borrowings.

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

Fiscal year-On January 19, 2001, the Company changed its fiscal year-end from June 30 to December 31. The six-month period ended December 31, 2000 transitions the Company's reporting period to the new fiscal year-end. Summarized statement of earnings information is as follows (in thousands except per share amounts):

                         Six months ended           Year ended
                            December 31,           December 31,
                                  Unaudited   Unaudited    Unaudited
                        2000        1999        2000         1999
Revenues               $124,486    $115,844    $254,514     $231,471
Operating earnings       27,443      24,485      58,570       52,491
Income taxes             11,522       9,870      24,199       21,168
Net earnings           $ 15,912    $ 13,771    $ 34,066     $ 29,871

Earnings per share:
    Basic              $    .42    $    .38    $    .91     $    .84
    Diluted            $    .42    $    .38    $    .90     $    .82

NOTE 4 - Indebtedness
Long-term debt is as follows (in thousands):

                                 December 31,        June 30,
                                   2000         2000        1999
Notes payable to bank             $58,750     $ 15,000     $15,500
SWIDA loan                         21,125       21,125      21,460
                                   79,875       36,125      36,960
Less: current portion                (585)        (585)       (335)
                                  $79,290     $ 35,540     $36,625

On November 1, 1999, the Company entered into a $125,000,000 amended and restated, revolving credit agreement with several banks. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus
 .5%) minus 1%. The agreement, which expires on September 30, 2002, is for seasonal funding needs, capital improvements and other general corporate purposes. At December 31, 2000, the Company was in compliance with all terms of the facility and there was $58,750,000 outstanding at a weighted average interest rate of 7.6%. Under the terms of the credit facility, $37,242,000 of additional borrowings were available to the Company at December 31, 2000.

A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri).
At December 31, 2000, $979,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000 also was obtained to secure debt service. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

The scheduled maturities of long-term debt outstanding at December 31, 2000 are as follows: 2001-$585,000; 2002-$59,385,000; 2003-$685,000;
2004-$745,000; 2005-$805,000; and thereafter-$17,670,000.

NOTE 5 - Income Taxes
The current and deferred income tax provisions (benefits) are as follows (in thousands):

                      Six months ended
                       December 31,        Years ended June 30,
                           2000       2000       1999       1998
Current:
 Federal                 $ 6,702    $11,354    $13,277    $12,544
 State                     2,646      4,715      3,929      3,296
                           9,348     16,069     17,206     15,840
Deferred:
 Federal                   2,179      6,338      1,599        (78)
 State                        (5)       140         75        (20)
                           2,174      6,478      1,674        (98)
Total income taxes       $11,522    $22,547    $18,880    $15,742

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

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                          Six months ended
                             December 31,   Years ended June 30,
                                 2000       2000    1999    1998
Federal tax at statutory
 rate                            35.0%      35.0%   35.0%   35.0%
State taxes, net of
 federal benefit                  6.2%       5.8%    5.7%    5.7%
Other                              .8%        .6%     .5%    1.1%
Effective income tax rate        42.0%      41.4%   41.2%   41.8%


NOTE 6 - Pension Plan
Benefits provided by the Dover Downs Entertainment, Inc. Pension Plan are based on years of service and employees' remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet (in thousands):

                                      December 31,      June 30,
                                         2000        2000     1999
Change in benefit obligation:
Benefit obligation at
 beginning of period                    $1,964      $1,425   $  925
Service cost                               215         363      306
Interest cost                               80         120       79
Amendments                                 -           -        122
Actuarial loss                             307          89       26
Benefits paid                              (10)        (33)     (33)
Benefit obligation at end of period      2,556       1,964    1,425

Change in plan assets:
Fair value of plan assets at
 beginning of period                     1,988       1,314      688
Actual (loss)/return on plan assets       (534)        224      273
Employer contribution                      -           483      386
Benefits paid                              (10)        (33)     (33)
Fair value of plan assets at
 end of period                           1,444       1,988    1,314
Funded status                           (1,112)         24     (111)
Unrecognized net loss/(gain)               846         (82)     (74)
Unrecognized prior service cost            277         263      277
Prepaid pension cost                    $   11      $  205   $   92

At December 31, 2000, the assets of the plan were invested 67% in equity funds and 33% in intermediate bond funds. The discount rate for the six months ended December 31, 2000 was 7.5% and for the years ended June 30, 2000 and 1999 was 8.0%. The assumed rate of compensation increase was 5% and the expected long-term rate of return on assets was 9% for all periods presented.

The components of net periodic pension cost are as follows (in thousands):
                            Six months ended
                              December 31,    Years ended June 30,
                                  2000        2000     1999    1998
Service cost                      $215        $363     $306    $132
Interest cost                       80         120       79      53
Expected return on plan assets     (87)       (127)     (72)    (41)
Net amortization                     6          12       13      32
                                  $214        $368     $326    $176

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

NOTE 7 - Shareholders' Equity
Changes in the components of shareholders' equity are as follows (in thousands, except per share amounts):

                                               $.10 Par
                                 $.10 Par        Value
                                    Value       Class A         Additional
                                  Common         Common          Paid-in          Retained
                                    Stock        Stock           Capital          Earnings
Balance at June 30, 1997          $  294         $1,229           $ 21,081        $ 31,696
Net earnings                                                                        21,913
Dividends on common stock,
 .16 per share                                                                       (4,878)
Exercise of stock options                             2                 28
Conversion of Class A shares           6             (6)
Balance at June 30, 1998             300          1,225             21,109          48,731
Net earnings                                                                        26,891
Dividends on common stock,
 $.175 per share                                                                    (6,213)
Exercise of stock options              4              8                155
Grand Prix acquisition               252                            80,196
Two-for-one split                    556          1,221             (1,777)
Conversion of Class A shares          28            (28)
Balance at June 30, 1999           1,140          2,426             99,683          69,409
Net earnings                                                                        31,925
Issuance of common stock, net        150                            19,035
Dividends on common stock,
 $.18 per share                                                                     (6,550)
Exercise of stock options             11             58                504
Conversion of Class A shares          79            (79)
Balance at June 30, 2000           1,380          2,405            119,222          94,784
Net earnings (six months)                                                           15,912
Dividends on common stock,
 $.09 per share                                                                     (3,407)
Exercise of stock options              5                                81
Conversion of Class A shares          20            (20)
Balance at December 31, 2000      $1,405         $2,385           $119,303        $107,289


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

The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. Options granted under the 1991 Stock Option Plan are exercisable for Class A Common Stock while options granted under the 1996 Stock Option Plan are exercisable for Common Stock. There are no options outstanding pursuant to the 1991 Stock Option Plan as of December 31, 2000, and the Plan has been amended so that no additional options may be granted thereunder. The 1996 stock options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                              December,           June,
                                 2000    2000    1999       1998
     Risk-free interest rate     5.75%      6%      6%       5.3%
     Volatility                    46%     47%     25%        26%
     Expected dividend yield     1.27%   1.35%   1.02%      1.80%
     Expected life (in years)     6.5     6.5     6.5        6.5

The weighted-average fair value of options granted during the six-month period ended December 31, 2000, and the years ended June 30, 2000, 1999 and 1998 was $5.37, $5.58, $4.73 and $6.88, respectively.

Had compensation cost been recognized in accordance with SFAS No. 123, the Company's diluted earnings per share disclosed in the accompanying financial statements would be reduced by less than $.02 per share in the six-month period ended December 31, 2000 and in fiscal 2000, and $.01 per share in fiscal 1999 and 1998.

Option activity was as follows:

                      December 31,              June 30,
                          2000        2000       1999        1998
Number of options:
Outstanding at
 beginning of period   1,154,522   1,642,406   1,035,528     945,528
Granted                   60,000     218,000     734,562     135,000
Exercised                (58,492)   (680,884)   (127,684)    (45,000)
Expired                     -        (25,000)       -           -
Outstanding at
 end of period         1,156,030   1,154,522   1,642,406   1,035,528

At period end:
Options available
 for grant               126,910     186,910     404,910   1,139,472
Options exercisable      562,998     563,243     932,545     262,000
Weighted Average
 Exercise Price:
 Options granted          $11.18      $11.48       $4.66      $11.58
 Options exercised        $ 1.52      $  .83       $1.32      $  .67
 Options outstanding      $ 8.19      $ 7.70       $4.38      $ 3.38
 Options exercisable      $ 4.56      $ 3.63       $1.59      $ 1.78

At December 31, 2000, the range of exercise prices of outstanding options was $.87-$16.19.

Included in the 734,562 options and the weighted average exercise price for options granted in 1999 are 512,062 options relating to the Grand Prix Association of Long Beach acquisition. The Grand Prix options were converted into Dover Downs options at an exercise price of $.87 per share.

NOTE 8 - Related Party Transactions
During the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998, the Company purchased certain paving, site work and construction services involving total payments of $187,000, $432,000, $432,000 and $375,000 from a company wholly owned by an employee/director. Additionally, the Company purchased an aircraft from a company wholly owned by the aforementioned employee/director for $6,029,000. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies during the six-month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $253,000, $457,000, $380,000 and $283,000, respectively.

At the date of the acquisition of Grand Prix Association of Long Beach, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of December 31, 2000, $92,000 was outstanding from a current director of the Company.

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

NOTE 9 - Business Segment Information
The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                                   Motorsports  Gaming    Consolidated
Six Months Ended December 31, 2000
 Revenue                              $ 39,045  $ 85,441  $124,486
 Operating earnings                      8,810    18,633    27,443
 Identifiable assets at period-end     296,937    65,624   362,561
 Capital expenditures                   49,179     6,545    55,724
 Depreciation and amortization           4,001     1,037     5,038
 Interest expense                     $      9  $   -     $      9

Year ended June 30, 2000
 Revenue                              $ 77,311  $168,561  $245,872
 Operating earnings                     20,078    35,534    55,612
 Identifiable assets at year-end       261,989    54,789   316,778
 Capital expenditures                   50,592    11,314    61,906
 Depreciation and amortization           6,671     1,798     8,469
 Interest expense                     $    924  $    216  $  1,140

Year ended June 30, 1999
 Revenue                              $ 68,683  $139,249  $207,932
 Operating earnings                     17,197    29,926    47,123
 Identifiable assets at year-end       209,540    45,672   255,212
 Capital expenditures                   36,209    14,498    50,707
 Depreciation and amortization           5,829     1,269     7,098
 Interest expense                     $  1,267  $     85  $  1,352

Year ended June 30, 1998
 Revenue                              $ 25,874  $115,071  $140,945
 Operating earnings                     12,506    24,447    36,953
 Identifiable assets at year-end        57,739    38,038    95,777
 Capital expenditures                    6,085     1,419     7,504
 Depreciation and amortization        $  1,237  $  1,470  $  2,707

NOTE 10 - Commitments
The Company leases the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring September 30, 2007, or earlier on September 30, 2002 at the Company's option. Total rental expense charged to the Company is a function of the profitability of the Nashville operation conducted at the fairgrounds. There was no rent expense for the six-month period ended December 31, 2000. For the years ended June 30, 2000 and 1999 and the six-month period ended June 30, 1998, $46,000, $210,000 and $66,000, respectively, was charged to rent expense.

The Company leases certain property at the Madison, Illinois facility with leases expiring at various dates through 2070. The leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations for these leases amounted to $122,000 for the six-month period ended December 31, 2000, and $236,000 and $222,000 for the years ended June 30, 2000 and 1999, respectively. The minimum lease payments due under these leases are as follows:

               2001                 $ 231,000
               2002                   218,000
               2003                   218,000
               2004                   218,000
               2005                   218,000
               Thereafter           4,473,000

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

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). Caesars acts as the exclusive agent to supervise, market, manage and operate the Company's video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended the casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term that expires December 2004. In prior years and during the six months ended December 31, 2000, the Company accrued amounts that Caesars claimed were due as a result of casino expansions, but which the Company disputed. As a result of the amendment to the management agreement, the Company and Caesars settled the dispute, and the Company recognized a one-time net gain of $2,475,000 in December 2000. Caesars' performance-based fees were $2,468,000 for the six months ended December 31, 2000, $6,383,000 in fiscal 2000, $6,983,000 in fiscal 1999 and $7,094,000 in fiscal
1998. Amounts owed to Caesars at December 31, 2000, and June 30, 2000 and 1999 totaled $1,111,000, $365,000 and $1,147,000, respectively, and are included in accrued liabilities.

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

NOTE 11 - Quarterly Results - in thousands, except per share data
(unaudited)
                           September 30 December 31 March 31  June 30
Six Months Ended December 31, 2000
Revenues                        $79,265   $45,221   $  -      $  -
Gross profit                     25,854     8,241      -         -
Net earnings                     13,215     2,697      -         -
Earnings per common
 share (diluted)                $   .35   $   .07   $  -      $  -

Year Ended June 30, 2000
Revenues                        $71,301   $44,543   $43,789   $86,239
Gross profit                     22,968     7,746     7,451    29,400
Net earnings                     11,244     2,527     2,331    15,823
Earnings per common
 share (diluted)                $   .31   $   .07   $   .06   $   .42

Year Ended June 30, 1999
Revenues                        $54,654   $37,651   $36,676   $78,951
Gross profit                     17,520     7,188     6,851    26,777
Net earnings                      8,278     2,513     2,207    13,893
Earnings per common
 share (diluted)                $   .23   $   .07   $   .06   $   .38



                                                         Exhibit 21.1




                   DOVER DOWNS ENTERTAINMENT, INC.

           Subsidiaries of Registrant at December 31, 2000





            Dover Downs, Inc.

            Dover Downs International Speedway, Inc.

            Dover Downs Properties, Inc.

            Nashville Speedway, USA, Inc.

            Grand Prix Association of Long Beach, Inc.

            Gateway International Motorsports Corporation

            Gateway International Services Corporation

            Memphis International Motorsports Corporation

            Motorsports Services Corporation of Memphis


                                                         Exhibit 23.1



The Board of Directors and Shareholders
    Dover Downs Entertainment, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-8147) on Form S-8 of Dover Downs Entertainment, Inc. of our report dated January 19, 2001 relating to the consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries as of December 31, 2000 and June 30, 2000 and 1999, and the related consolidated statements of earnings and cash flows for the six-months ended December 31, 2000 and each of the years in the three-year period ended June 30, 2000, which report appears in the December 31, 2000 transition report on Form 10-K of Dover Downs Entertainment, Inc.






                                     KPMG LLP


Philadelphia, Pennsylvania
February 27, 2001