Form 10-Q
period 2001-03-31
DOVER DOWNS ENTERTAINMENT INC
filed 2001-05-02
CIK 1017673

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________

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

                                                           Yes [ X ]    No [   ]

       As of March 31, 2001, the number of shares of each class of the registrant's common stock outstanding is as follows:

          Common stock         - 14,052,092 shares
          Class A common stock - 23,857,885 shares

FORM 10-Q                                                           Page 2 of 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                        DOVER DOWNS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                    In Thousands, Except Per Share Amounts
                                  (Unaudited)

                                      Three Months Ended
                                          March 31,
                                       ----------------
                                         2001     2000
                                       -------  -------

Revenues:
  Motorsports                          $ 1,076  $ 1,071
  Gaming                                46,334   42,718
                                       -------  -------
                                        47,410   43,789
                                       -------  -------

Expenses:
  Operating                             37,123   34,177
  Depreciation and amortization          2,546    2,161
  General and administrative             3,612    2,972
                                       -------  -------
                                        43,281   39,310
                                       -------  -------

Operating earnings                       4,129    4,479

Interest expense, net                        4      339
                                       -------  -------

Earnings before income taxes             4,125    4,140

Income taxes                             1,743    1,809
                                       -------  -------

Net earnings                           $ 2,382  $ 2,331
                                       =======  =======

Earnings per common share
  Basic                                $   .06  $   .06
                                       =======  =======
  Diluted                              $   .06  $   .06
                                       =======  =======

Average shares outstanding
  Basic                                 37,910   36,399
  Diluted                               38,149   37,156

Dividends declared per common share    $  .045  $  .045



The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                           Page 3 of 10
                        DOVER DOWNS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                In Thousands, Except Share and Per Share Amounts

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                         --------   -----------
                                                           2001         2000
                                                           ----         ----
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 17,649   $ 10,494
 Accounts receivable                                            8,967      5,765
 Due from State of Delaware                                     2,448      7,308
 Inventories                                                      642        662
 Prepaid expenses and other                                     8,067      4,289
 Deferred income taxes                                            271        340
                                                             --------   --------
   Total current assets                                        38,044     28,858

Property, plant and equipment, net                            302,098    280,345
Other assets, net                                               1,490      1,415
Goodwill, net                                                  51,580     51,943
                                                             --------   --------
   Total assets                                              $393,212   $362,561
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $  7,917   $  6,987
 Purses due horsemen                                            2,772      6,258
 Accrued liabilities                                            7,358      5,618
 Income taxes payable                                           1,528      1,096
 Current portion of long-term debt                                635        585
 Deferred revenue                                              35,120     13,917
                                                             --------   --------
   Total current liabilities                                   55,330     34,461

Notes payable to bank                                          67,250     58,750
Long-term debt                                                 19,905     20,540
Other liabilities                                                 155        156
Deferred income taxes                                          19,514     18,272

Commitments and contingencies (see Part II Legal Proceedings)
Shareholders' equity:
 Preferred stock, $.10 par value;
  1,000,000 shares authorized; issued and
  outstanding:  none
 Common stock, $.10 par value;
  75,000,000 shares authorized; issued and
  outstanding: March - 14,052,092;
   December - 14,052,092                                        1,405      1,405
 Class A common stock, $.10 par value;
   55,000,000 shares authorized; issued
   and outstanding: March - 23,857,885;
   December - 23,857,885                                        2,385      2,385
 Additional paid-in capital                                   119,303    119,303
 Retained earnings                                            107,965    107,289
                                                             --------   --------
   Total shareholders' equity                                 231,058    230,382
                                                             --------   --------
   Total liabilities and shareholders' equity                $393,212   $362,561
                                                             ========   ========

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                           Page 4 of 10

                        DOVER DOWNS ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In Thousands
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------

Cash flows from operating activities:
 Net earnings                                     $  2,382    $  2,331
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                   2,546       2,161
     (Increase) decrease in assets:
       Accounts receivable                          (3,202)     (1,726)
       Due from State of Delaware                    4,860       4,600
       Inventories                                      20         (61)
       Prepaid expenses and other                   (3,778)     (3,585)
     Increase (decrease) in liabilities:
       Accounts payable                                930         622
       Purses due horsemen                          (3,486)     (4,804)
       Accrued liabilities                           1,740       1,874
       Current and deferred income taxes             1,743         910
       Deferred revenue                             21,203      20,986
                                                  --------    --------
   Net cash provided by operating activities        24,958      23,308
                                                  --------    --------

Cash flows from investing activities:
 Capital expenditures                              (23,916)    (17,100)
 Other                                                 (96)         -
                                                  --------    --------
   Net cash used in investing activities           (24,012)    (17,100)
                                                  --------    --------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net            -       19,185
 Borrowings (repayments) of revolving
   debt, net                                         8,500     (14,000)
 Repayment of long-term debt                          (585)       (335)
 Dividends paid                                     (1,706)     (1,616)
 Proceeds from stock options exercised
   and other                                            -           73
                                                  --------    --------
   Net cash provided by financing activities         6,209       3,307
                                                  --------    --------

Net increase in cash and cash equivalents            7,155       9,515

Cash and cash equivalents, beginning of period      10,494       4,100
                                                  --------    --------
Cash and cash equivalents, end of period          $ 17,649    $ 13,615
                                                  ========    ========

Supplemental information:
  Interest paid                                   $     -     $    999
  Income taxes paid                               $     -     $    899

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                           Page 5 of 10

                       DOVER DOWNS ENTERTAINMENT, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 transition report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included. Operating results for the three months ended March 31, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

Earnings Per Share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                       Three Months Ended
                           March 31,
                         --------------
                           2001    2000
                         ------  ------

    Basic EPS            37,910  36,399
    Effect of Options       239     757
                         ------  ------
    Diluted EPS          38,149  37,156
                         ======  ======


FORM 10-Q                                                           Page 6 of 10

Business Segment Information

    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                                     Three Months Ended
                                          March 31,
                                ----------------------------
                                  2001                2000
                                --------            --------
Revenues:
  Motorsports                   $  1,076            $  1,071
  Gaming                          46,334              42,718
                                --------            --------
Consolidated Revenues           $ 47,410            $ 43,789
                                ========            ========

Operating Earnings:
  Motorsports                   $ (5,459)           $ (4,175)
  Gaming                           9,588               8,654
                                --------            --------
Consolidated Operating
  Earnings                      $  4,129            $  4,479
                                ========            ========


                             March 31, 2001    December 31, 2000
                             --------------    -----------------
Identifiable Assets:
  Motorsports                   $318,699            $296,937
  Gaming                          74,513              65,624
                                --------            --------
Consolidated Assets             $393,212            $362,561
                                ========            ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations: Three Months Ended March 31, 2001 vs. Three Months Ended
-------------------------------------------------------------------------------
March 31, 2000
--------------

   Revenues increased by $3,621,000 to $47,410,000 as a result of growth in the historical business of the Company. Gaming revenues increased by $3,616,000 or 8.5% to $46,334,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,781 in the first quarter of 2000 to 2,000 during the entire first quarter of 2001, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues remained consistent with the prior year. The Company did not promote any major motorsports events in the first quarter of 2001 or 2000.

          Operating expenses increased by $2,946,000 reflecting the higher gaming revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $795,000 in the first quarter of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $4,895,000 in the first quarter of 2001 compared with $4,532,000 in the first quarter of 2000. Wages and related employee benefits increased by $474,000 during the three months ended March 31, 2001 due to the opening of the Phase IV

FORM 10-Q                                                           Page 7 of 10

casino expansion in March 2000. Additional advertising, promotional and customer complimentary costs of $782,000 were the other significant operating cost increases. Motorsports operating expenses for the first quarter of 2001 remained consistent with the first quarter of 2000.

   Depreciation and amortization expense increased by $385,000 due to capital expenditures related to the Company's Phase IV video lottery casino expansion in March 2000 and the Dover, Delaware and Millington, Tennessee (near Memphis, Tennessee) motorsports facilities expansions since the first quarter of 2000.

   General and administrative expenses increased by $640,000 to $3,612,000 from $2,972,000 in the first quarter of 2000 primarily due to pre-opening costs for Nashville Superspeedway and the Dover Downs Hotel and Conference Center.

   Despite the increased borrowings on the revolving bank credit agreement, interest expense decreased by $335,000 due to the capitalization of $1,490,000 of interest related to the construction of major facilities in the first quarter of 2001 compared with $651,000 in the first quarter of 2000.

   The Company's effective income tax rates for the three-month periods ended March 31, 2001 and 2000 were 42.3% and 43.7%, respectively.

     Net earnings increased by $51,000, primarily as a result of improved operating earnings from the Company's video lottery casino offset by pre-opening expenses for Nashville Superspeedway and the Dover Downs Hotel and Conference Center, and increased depreciation expense.

Liquidity and Capital Resources
-------------------------------

   Cash flows from operations for the three months ended March 31, 2001 and 2000 were $24,958,000 and $23,308,000, respectively. The reason for the increase in operating cash flows was primarily the Company's increased earnings before depreciation and amortization and the timing of certain tax payments.

   Capital expenditures for the three months ended March 31, 2001 were $23,916,000. Approximately $656,000 related to the expansion of, and improvements to, the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $8,256,000 to the construction of the luxury hotel in Dover, Delaware, and approximately $13,897,000 for the construction of the Nashville Superspeedway complex. The remainder of the expenditures were for other vehicles, equipment and improvements at the Company's facilities.

   Management believes that the cash flows from operations and funds expected to be available under the Company's bank credit facility will satisfy the Company's cash requirements for the remainder of 2001.

Recent Accounting Pronouncements
--------------------------------

   The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

FORM 10-Q                                                           Page 8 of 10

Forward-Looking Statements
--------------------------

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

FORM 10-Q                                                           Page 9 of 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

   The carrying values of the Company's long-term debt approximates its fair value at March 31, 2001 and 2000. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings under its revolving credit facility of $67,250,000 at March 31, 2001. A change in interest rates of one percent on the balance outstanding at March 31, 2001 would cause a change in total annual interest costs of $672,500.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

   A group made up of Wilson County and Rutherford County, Tennessee residents has filed a complaint in the Chancery Court for Wilson County, Tennessee contesting the rezoning of the land upon which the new Nashville Superspeedway complex has been constructed. Management believes the rezoning was done properly and is vigorously contesting the litigation. On May 30, 2000, the Chancery Court ruled in favor of the Company's position on a motion for summary judgment. That ruling has been appealed by the plaintiffs to the Court of Appeals for the State of Tennessee. Based on the advice of counsel, management continues to believe that the litigation is unlikely to succeed on its merits.

   The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on the Company's financial condition or profitability.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
   None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   None.

Item 5.  Other Information
--------------------------
   None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

   None.

(b) Reports on Form 8-K
   A Form 8-K was filed by the Company on January 19, 2001 to announce a change in the Company's fiscal year-end from June 30 to December 31.

FORM 10-Q                                                          Page 10 of 10

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 2, 2001            Dover Downs Entertainment, Inc.
     -------------       ---------------------------------------
                                     (Registrant)


                         /s/  Denis McGlynn
                         ---------------------------------------
                         Denis McGlynn
                         President and Chief Executive Officer


                         /s/ Timothy R. Horne
                         ---------------------------------------
                         Timothy R. Horne
                         Vice President-Finance and
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)