Form 10-Q
period 2001-06-30
DOVER DOWNS ENTERTAINMENT INC
filed 2001-08-08
CIK 1017673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

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

                                                            Yes [ X ]    No [ ]

     As of June 30, 2001, the number of shares of each class of the registrant's common stock outstanding is as follows:

              Common stock           - 14,107,092 shares
              Class A common stock   - 23,857,885 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         DOVER DOWNS ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                     In Thousands, Except Per Share Amounts
                                   (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                  ---------------------    ---------------------
                                                     2001         2000         2001        2000
                                                  ---------   ---------    ---------   ---------
Revenues:
   Motorsports                                    $  46,506   $  42,588    $  47,582   $  43,659
   Gaming                                            46,128      43,651       92,462      86,369
                                                  ---------   ---------    ---------   ---------
                                                     92,634      86,239      140,044     130,028
                                                  ---------   ---------    ---------   ---------

Expenses:
   Operating                                         60,256      54,469       97,379      88,646
   Depreciation and amortization                      3,117       2,370        5,663       4,531
   General and administrative                         3,838       2,752        7,450       5,724
                                                  ---------   ---------    ---------   ---------
                                                     67,211      59,591      110,492      98,901
                                                  ---------   ---------    ---------   ---------

Operating earnings                                   25,423      26,648       29,552      31,127

Interest expense (income), net                          860         (43)         864         296
                                                  ---------   ---------    ---------   ---------

Earnings before income taxes                         24,563      26,691       28,688      30,831

Income taxes                                         10,195      10,868       11,938      12,677
                                                  ---------   ---------    ---------   ---------

Net earnings                                      $  14,368   $  15,823    $  16,750   $  18,154
                                                  =========   =========    =========   =========

Earnings per common share
       Basic                                      $     .38   $     .42    $     .44   $     .49
                                                  =========   =========    =========   =========
       Diluted                                    $     .38   $     .42    $     .44   $     .48
                                                  =========   =========    =========   =========

Average shares outstanding
       Basic                                         37,940      37,838       37,925      37,121
       Diluted                                       38,264      38,050       38,210      37,605

Dividends declared per common share               $    .045   $    .045    $     .09   $     .09

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                         DOVER DOWNS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                In Thousands, Except Share and Per Share Amounts

                                                                                    (Unaudited)
                                                                                      June 30, December 31,
                                                                                      --------   --------
                                                                                        2001       2000
                                                                                      --------   --------
ASSETS
Current assets:
 Cash and cash equivalents                                                            $ 12,232   $ 10,494
 Accounts receivable                                                                    16,063      5,765
 Due from State of Delaware                                                              3,583      7,308
 Inventories                                                                             1,063        662
 Prepaid expenses and other                                                              4,565      4,289
 Deferred income taxes                                                                     324        340
                                                                                      --------   --------
   Total current assets                                                                 37,830     28,858

Property, plant and equipment, net                                                     320,472    280,345
Other assets, net                                                                        1,543      1,415
Goodwill, net                                                                           51,216     51,943
                                                                                      --------   --------
   Total assets                                                                       $411,061   $362,561
                                                                                      ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                     $  4,469   $  6,987
 Purses due horsemen                                                                     4,049      6,258
 Accrued liabilities                                                                     9,117      5,618
 Income taxes payable                                                                    4,269      1,096
 Current portion of long-term debt                                                         635        585
 Deferred revenue                                                                       20,627     13,917
                                                                                      --------   --------
   Total current liabilities                                                            43,166     34,461

Notes payable to bank                                                                   83,100     58,750
Long-term debt                                                                          19,905     20,540
Other liabilities                                                                          148        156
Deferred income taxes                                                                   20,933     18,272

Commitments and contingencies (see Part II Legal Proceedings)
Shareholders' equity:
 Preferred stock, $.10 par value; 1,000,000 shares authorized;
 issued and outstanding:  none
 Common stock, $.10 par value; 75,000,000 shares authorized;
 issued and outstanding: June - 14,107,092; December - 14,052,092                        1,411      1,405
 Class A common stock, $.10 par value; 55,000,000 shares authorized;
 issued and outstanding: June - 23,857,885; December - 23,857,885                        2,385      2,385
 Additional paid-in capital                                                            119,386    119,303
 Retained earnings                                                                     120,627    107,289
                                                                                      --------   --------
   Total shareholders' equity                                                          243,809    230,382
                                                                                      --------   --------
   Total liabilities and shareholders' equity                                         $411,061   $362,561
                                                                                      ========   ========


The Notes to the Consolidated Financial Statements are an integral part of these statements.

                         DOVER DOWNS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In Thousands

                                                               (Unaudited)
                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2001       2000
                                                           --------    --------
Cash flows from operating activities:
 Net earnings                                              $ 16,750    $ 18,154
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                            5,663       4,531
     (Increase) decrease in assets:
       Accounts receivable                                  (10,298)     (5,433)
       Due from State of Delaware                             3,725       3,665
       Inventories                                             (401)       (153)
       Prepaid expenses and other                              (276)       (808)
     Increase (decrease) in liabilities:
       Accounts payable                                      (2,518)      7,106
       Purses due horsemen                                   (2,209)     (4,794)
       Accrued liabilities                                    3,499       3,938
       Current and deferred income taxes                      5,850      11,036
       Deferred revenue                                       6,710       5,630
                                                           --------    --------
   Net cash provided by operating activities                 26,495      42,872
                                                           --------    --------

Cash flows from investing activities:
 Capital expenditures                                       (45,024)    (32,873)
 Other                                                          (95)       --
                                                           --------    --------
   Net cash used in investing activities                    (45,119)    (32,873)
                                                           --------    --------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                   --        19,185
 Borrowings (repayments) of revolving debt, net              24,350     (17,500)
 Repayment of long-term debt                                   (585)       (335)
 Dividends paid                                              (3,412)     (3,321)
 Proceeds from stock options exercised and other                 89         375
 Other assets                                                   (80)        (90)
                                                           --------    --------
     Net cash provided by (used in) financing activities     20,362      (1,686)
                                                           --------    --------

Net increase in cash and cash equivalents                     1,738       8,313
Cash and cash equivalents, beginning of period               10,494       4,100
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 12,232    $ 12,413
                                                           ========    ========
Supplemental information:
  Interest paid                                            $    592    $  1,390
  Income taxes paid                                        $  6,088    $  3,593

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                         DOVER DOWNS ENTERTAINMENT, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 transition report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included. Operating results for the six months ended June 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

Earnings Per Share

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                           ---------------------------------    -------------------------------
                                                2001               2000             2001              2000
                                                ----               ----             ----              ----
                    Basic EPS                      37,940             37,838           37,925            37,121
                    Effect of Options                 324                212              285               484
                                           --------------    ---------------    -------------    --------------
                    Diluted EPS                    38,264             38,050           38,210            37,605
                                           ==============    ===============    =============    ==============

Business Segment Information

     The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                                                         Three Months Ended                             Six Months Ended
                                                              June 30,                                      June 30,
                                              ---------------------------------------     ------------------------------------------
                                                       2001                  2000                   2001                    2000
                                                       ----                  ----                   ----                    ----
Revenues:
   Motorsports                                          $46,506               $42,588               $ 47,582                $ 43,659
   Gaming                                                46,128                43,651                 92,462                  86,369
                                              -----------------     -----------------     ------------------       -----------------
Consolidated Revenues                                   $92,634               $86,239               $140,044                $130,028
                                              =================     =================     ==================       =================

Operating Earnings:
   Motorsports                                          $16,499               $17,392               $ 11,040                $ 13,217
   Gaming                                                 8,924                 9,256                 18,512                  17,910
                                              -----------------     -----------------     ------------------       -----------------
Consolidated Operating Earnings                         $25,423               $26,648               $ 29,552                $ 31,127
                                              =================     =================     ==================       =================


                                                                                                    June 30,           December 31,
                                                                                                      2001                 2000
                                                                                                      ----                 ----
Identifiable Assets:
  Motorsports                                                                                       $325,348                $296,937
  Gaming                                                                                              85,713                  65,624
                                                                                          ------------------       -----------------
Consolidated Assets                                                                                 $411,061                $362,561
                                                                                          ==================       =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

     Revenues increased by $6,395,000 to $92,634,000 as a result of growth in both operating segments of the Company. Gaming revenues increased by $2,477,000 or 5.7% to $46,128,000, primarily the result of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $3,918,000 or 9.2%, primarily the result of events at the new Nashville Superspeedway, and record attendance and increased broadcast revenue for the Company's NASCAR Winston Cup event at Dover Downs International Speedway as well as the addition of a NASCAR Craftsman Truck Series event to the spring NASCAR weekend. The aforementioned increases in motorsports revenue were offset somewhat by inclement weather that negatively impacted four of the six major motorsports events promoted by the Company during the quarter ended June 30, 2001.

     Operating expenses increased by $5,787,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $1,509,000 in the second quarter of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $5,014,000 in the second quarter of 2001 compared with $4,740,000 in the second quarter of 2000. Wages and related employee benefits increased by $165,000 during the three months ended June 30, 2001. Additional advertising, promotional and customer complimentary $562,000 were the other significant gaming operating cost increases. Motorsports operating expenses for the second quarter of 2001 increased as compared with the second quarter of 2000 primarily the result of events at the new Nashville Superspeedway and the addition of a Craftsman Truck Series event to the Dover Downs International Speedway spring NASCAR weekend.

     Depreciation and amortization expense increased by $747,000 due to the opening of the Nashville Superspeedway complex in April 2001 and the addition of grandstand seats at Dover Downs International Speedway.

     General and administrative expenses increased by $1,086,000 to $3,838,000 from $2,752,000 in the second quarter of 2000, primarily due to the opening of the Nashville Superspeedway complex in April 2001 and pre-opening expenses for the Dover Downs Hotel & Conference Center.

     Interest expense increased by $903,000 as a result of additional borrowings on the revolving credit facility. The Company capitalized $566,000 of interest related to the construction of major facilities in the second quarter of 2001 compared with $625,000 in the second quarter of 2000.

     The Company's effective income tax rates for the three-month periods ended June 30, 2001 and 2000 were 41.5% and 40.7%, respectively.

     Net earnings decreased by $1,455,000, primarily as a result of inclement weather negatively impacting attendance at four of the six major motorsports events promoted by the Company during the quarter, increased depreciation and general and administrative expenses from the opening of the Nashville Superspeedway and increased interest expense.

Results of Operations: Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

     Revenues increased by $10,016,000 to $140,044,000 as a result of growth in both operating segments of the Company. Gaming revenues increased by $6,093,000 or 7.1% to $92,462,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,891 during the six months ended June 30, 2000 to 2,000 during the six months ended June 30, 2001, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $3,923,000 or 9.0%, primarily the result of events at the new Nashville Superspeedway, and record attendance and increased broadcast revenue for the Company's NASCAR Winston Cup event at Dover Downs International Speedway as well as the addition of a NASCAR Craftsman Truck Series event to the spring NASCAR weekend. The aforementioned increases in motorsports revenue were offset somewhat by inclement weather that negatively impacted four of the six major motorsports events promoted by the Company during the six months ended June 30, 2001.

     Operating expenses increased by $8,733,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,304,000 in the first six months of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $9,909,000 in the first six months of 2001 compared with $9,272,000 in the first six months of 2000. Wages and related employee benefits increased by $639,000 during the six months ended June 30, 2001. Additional advertising, promotional and customer complimentary costs of $1,344,000 were the other significant gaming operating cost increases. Motorsports operating expenses for the first six months of 2001 increased as compared with the first six months of 2000 primarily the result of events at the new Nashville Superspeedway and the addition of a Craftsman Truck Series event to the Dover Downs International Speedway spring NASCAR weekend.

     Depreciation and amortization expense increased by $1,132,000 due to capital exenditures related to the Company's Phase IV video lottery casino expansion in March 2000, the opening of the Nashville Superspeedway complex in April 2001 and the addition of grandstand seats at Dover Downs International Speedway.

     General and administrative expenses increased by $1,726,000 to $7,450,000 from $5,724,000 in the first six months of 2000, primarily due to the opening of the Nashville Superspeedway complex in April 2001 and pre-opening expenses for the Dover Downs Hotel & Conference Center.

     Interest expense increased by $568,000 as a result of additional borrowings on the revolving credit facility. The Company capitalized $2,056,000 of interest related to the construction of major facilities in the first six months of 2001 compared with $1,276,000 in the first six months of 2000.

     The Company's effective income tax rates for the six-month periods ended June 30, 2001 and 2000 were 41.6% and 41.1%, respectively.

     Net earnings decreased by $1,404,000, primarily as a result of inclement weather negatively impacting attendance at four of the six major motorsports events promoted by the Company during the first six months of 2001, and increased depreciation and general and administrative expenses from the opening of the Nashville Superspeedway.

Liquidity and Capital Resources

     Cash flows from operations for the six months ended June 30, 2001 and 2000 were $26,495,000 and $42,872,000, respectively. The reason for the decrease in operating cash flows was primarily the timing of cash receipts from customers and the timing of certain construction payments related to the new Nashville Superspeedway and income tax payments.

     Capital expenditures for the six months ended June 30, 2001 were $45,024,000. Approximately $6,558,000 related to the expansion of, and improvements to, the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri), approximately $20,857,000 to the construction of the luxury hotel in Dover, Delaware, and approximately $17,113,000 for the construction of the Nashville Superspeedway complex. The remainder of the expenditures were for other vehicles, equipment and improvements at the Company's facilities.

     Management believes that the cash flows from operations and funds expected to be available under the Company's bank credit facility will satisfy the Company's cash requirements for the remainder of 2001.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $50,489,000. Amortization expense related to goodwill was $1,454,000 and $727,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Forward-Looking Statements

     The Company may make certain forward-looking statements in this Form 10-Q within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions and divestitures, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The carrying values of the Company's long-term debt approximates its fair value at June 30, 2001 and 2000. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings under its revolving credit facility of $83,100,000 at June 30, 2001. A change in interest rates of one percent on the balance outstanding at June 30, 2001 would cause a change in total annual interest costs of $831,000.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 27, 2001. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 27, 2001 to elect three Class II Directors to the Board of Directors, John W. Rollins, Jr., Eugene W. Weaver and Melvin L. Joseph were elected. At the meeting 251,460,223, 251,460,783, and 250,849,621 affirmative votes were cast for John W. Rollins, Jr., Eugene W. Weaver and Melvin L. Joseph, respectively, and 141,634, 141,074, and 752,236 votes were withheld form John W. Rollins, Jr., Eugene W. Weaver and Melvin L. Joseph, respectively.

Item 5. Other Information

     On July 25, 2001, the Board of Directors of the Company resolved to pursue the separation of its gaming and motorsports business segments into two publicly owned companies. The Company would change its name to Dover Motorsports, Inc. and focus on the fixed facility and temporary circuit motorsports operations. The separation of the business segments would involve the pro-rata spin-off to the Company's shareholders of 100% of the capital stock of a newly formed company to be named Dover Downs Gaming & Entertainment, Inc. The newly formed Dover Downs Gaming & Entertainment, Inc. would focus on the video lottery, harness racing and hotel operations. Management believes that the separation of Dover Downs Entertainment into a gaming company and a motorsports company would be in the best interests of the Companies and the Company's shareholders. The separation would facilitate capital raising and acquisitions by the gaming and motorsports businessess as separate entities and facilitate management focus. A request to the Internal Revenue Service for a letter ruling to the effect that the separation can be accomplished on a tax-free basis has been filed by the Company. The separation will only proceed upon receipt of a favorable tax ruling and may be abandoned at the discretion of the Board of Directors at any time. The Company believes that both entities will qualify for listing on the New York Stock Exchange. The Company expects that the separation can be accomplished by the end of the second quarter of 2002, but no planned effective date or ratio for the distribution of the shares of Dover Downs Gaming & Entertainment, Inc. has been established.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      August 8, 2001               Dover Downs Entertainment, Inc.
     --------------------         -------------------------------------
                                            (Registrant)

                                  /s/  Denis McGlynn
                                  -------------------------------------
                                  Denis McGlynn
                                  President and Chief Executive Officer

                                  /s/ Timothy R. Horne
                                  -------------------------------------
                                  Timothy R. Horne
                                  Vice President-Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)