Form 10-Q
period 2001-09-30
DOVER DOWNS ENTERTAINMENT INC
filed 2001-11-08
CIK 1017673

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

     For the quarterly period ended September 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

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

                                                            Yes [X]    No [_]

     As of September 30, 2001, the number of shares of each class of the registrant's common stock outstanding is as follows:

          Common stock             - 14,178,470 shares
          Class A common stock     - 23,800,085 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                        DOVER DOWNS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                    In Thousands, Except Per Share Amounts
                                  (Unaudited)

                                                    Three Months Ended                                  Nine Months Ended
                                                      September 30,                                       September 30,
                                            ----------------------------------                 -----------------------------------
                                              2001                       2000                    2001                       2000
                                            -------                    -------                 --------                   --------
Revenues:
   Motorsports                              $35,891                    $33,951                 $ 83,473                   $ 77,610
   Gaming                                    49,461                     45,314                  141,923                    131,683
                                            -------                    -------                 --------                   --------
                                             85,352                     79,265                  225,396                    209,293
                                            -------                    -------                 --------                   --------

Expenses:
   Operating                                 56,988                     50,955                  154,367                    139,601
   Depreciation and amortization              3,278                      2,456                    8,941                      6,987
   General and administrative                 4,332                      3,377                   11,782                      9,101
                                            -------                    -------                 --------                   --------
                                             64,598                     56,788                  175,090                    155,689
                                            -------                    -------                 --------                   --------

Operating earnings                           20,754                     22,477                   50,306                     53,604

Interest expense, net                           948                          3                    1,812                        299
                                            -------                    -------                 --------                   --------

Earnings before income taxes                 19,806                     22,474                   48,494                     53,305

Income taxes                                  8,415                      9,259                   20,353                     21,936
                                            -------                    -------                 --------                   --------

Net earnings                                $11,391                    $13,215                 $ 28,141                   $ 31,369
                                            -------                    -------                 --------                   --------

Earnings per common share
         Basic                              $   .30                    $   .35                 $    .74                   $    .84
                                            -------                    -------                 --------                   --------
         Diluted                            $   .30                    $   .35                 $    .74                   $    .83
                                            -------                    -------                 --------                   --------

Average shares outstanding
         Basic                               37,975                     37,856                   37,942                     37,367
         Diluted                             38,312                     38,040                   38,244                     37,751

Dividends declared per common share         $  .045                    $  .045                 $   .135                   $   .135

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                        DOVER DOWNS ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
               In Thousands, Except Share and Per Share Amounts

                                                                          (Unaudited)
                                                                         September 30,              December 31,
                                                                         -------------              ------------
ASSETS                                                                        2001                      2000
                                                                              ----                      ----
Current assets:
 Cash and cash equivalents                                                  $ 10,231                  $ 10,494
 Accounts receivable                                                          10,983                     5,765
 Due from State of Delaware                                                    9,353                     7,308
 Inventories                                                                   1,231                       662
 Prepaid expenses and other                                                    4,763                     4,289
 Deferred income taxes                                                           410                       340
                                                                            --------                  --------
   Total current assets                                                       36,971                    28,858

Property, plant and equipment, net                                           337,155                   280,345
Other assets, net                                                              1,523                     1,415
Goodwill, net                                                                 50,852                    51,943
                                                                            --------                  --------
   Total assets                                                             $426,501                  $362,561
                                                                            ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $  5,158                  $  6,987
 Purses due horsemen                                                           9,209                     6,258
 Accrued liabilities                                                           7,789                     5,618
 Income taxes payable                                                          1,774                     1,096
 Notes payable to bank                                                        99,950                         -
 Current portion of long-term debt                                               635                       585
 Deferred revenue                                                              5,932                    13,917
                                                                            --------                  --------
   Total current liabilities                                                 130,447                    34,461

Notes payable to bank                                                              -                    58,750
Long-term debt                                                                19,905                    20,540
Other liabilities                                                                132                       156
Deferred income taxes                                                         22,459                    18,272

Commitments and contingencies (see Part II Legal Proceedings)
Shareholders' equity:
 Preferred stock, $.10 par value; 1,000,000 shares authorized;
 issued and outstanding:  none
 Common stock, $.10 par value; 75,000,000 shares authorized;
 issued and outstanding: September - 14,178,470; December - 14,052,092         1,417                     1,405
 Class A common stock, $.10 par value; 55,000,000 shares authorized;
 issued and outstanding: September - 23,800,085; December - 23,857,885         2,380                     2,385
 Additional paid-in capital                                                  119,452                   119,303
 Retained earnings                                                           130,309                   107,289
                                                                            --------                  --------
   Total shareholders' equity                                                253,558                   230,382
                                                                            --------                  --------
   Total liabilities and shareholders' equity                               $426,501                  $362,561
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

                        DOVER DOWNS ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In Thousands

                                                            (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                        --------------------
                                                          2001       2000
                                                        --------   --------
Cash flows from operating activities:
 Net earnings                                           $ 28,141   $ 31,369
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                         8,941      6,987
     (Increase) decrease in assets:
       Accounts receivable                                (5,218)    (7,456)
       Due from State of Delaware                         (2,045)    (1,207)
       Inventories                                          (569)      (147)
       Prepaid expenses and other                           (474)      (634)
     Increase (decrease) in liabilities:
       Accounts payable                                   (1,829)     1,837
       Purses due horsemen                                 2,951         88
       Accrued liabilities                                 2,171      7,232
       Current and deferred income taxes                   4,795     17,883
       Deferred revenue                                   (7,985)    (5,218)
                                                        --------   --------
   Net cash provided by operating activities              28,879     50,734
                                                        --------   --------

Cash flows from investing activities:
 Capital expenditures                                    (64,601)   (53,627)
 Other                                                       (95)         -
                                                        --------   --------
   Net cash used in investing activities                 (64,696)   (53,627)
                                                        --------   --------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                   -     19,185
 Borrowings (repayments) of revolving debt, net           41,200     (2,400)
 Repayment of long-term debt                                (585)      (335)
 Dividends paid                                           (5,121)    (5,025)
 Proceeds from stock options exercised and other             156        400
 Other assets and liabilities                                (96)       (90)
                                                        --------   --------
   Net cash provided by financing activities              35,554     11,735
                                                        --------   --------

Net (decrease) increase in cash and cash equivalents        (263)     8,842
Cash and cash equivalents, beginning of period            10,494      4,100
                                                        --------   --------
Cash and cash equivalents, end of period                $ 10,231   $ 12,942
                                                        ========   ========
Supplemental information:
 Interest paid                                          $  1,735   $    734
 Income taxes paid                                      $ 15,558   $  6,005

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                        DOVER DOWNS ENTERTAINMENT, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America, but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 transition report on Form 10-K for Dover Downs Entertainment, Inc. and its wholly owned subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations, financial position and cash flows have been included. Operating results for the nine months ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

Earnings Per Share
    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                           ---------------------------------    -------------------------------
                                                     2001               2000             2001              2000
                                                     ----               ----             ----              ----

                    Basic EPS                      37,975             37,856           37,942            37,367
                    Effect of Options                 337                184              302               384
                                           --------------    ---------------    -------------    --------------
                    Diluted EPS                    38,312             38,040           38,244            37,751
                                           ==============    ===============    =============    ==============

Business Segment Information
    The Company has two reportable segments, motorsports and gaming. The business is operated and defined based on the products and services provided by these segments. Certain operations within the motorsports segment have been aggregated for purposes of the following disclosures (in thousands):

                                                         Three Months Ended                            Nine Months Ended
                                                            September 30,                                September 30,
                                              ---------------------------------------     ------------------------------------------
                                                     2001                  2000                   2001                    2000
                                                     ----                  ----                   ----                    ----
Revenues:
   Motorsports                                      $    35,891           $    33,951           $     83,473            $     77,610
   Gaming                                                49,461                45,314                141,923                 131,683
                                              -----------------     -----------------     ------------------       -----------------
Consolidated Revenues                               $    85,352           $    79,265           $    225,396            $    209,293
                                              =================     =================     ==================       =================

Operating Earnings:
   Motorsports                                      $    11,497           $    13,122           $     22,537            $     26,339
   Gaming                                                 9,257                 9,355                 27,769                  27,265
                                              -----------------     -----------------     ------------------       -----------------
Consolidated Operating Earnings                     $    20,754           $    22,477           $     50,306            $     53,604
                                              =================     =================     ==================       =================

                                                                                               September 30,            December 31,
                                                                                                    2001                    2000
                                                                                                    ----                    ----
Identifiable Assets:
  Motorsports                                                                                     $  318,372              $  296,937
  Gaming                                                                                             108,129                  65,624
                                                                                                  ----------              ----------
Consolidated Assets                                                                               $  426,501              $  362,561
                                                                                                  ==========              ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations: Three Months Ended September 30, 2001 vs. Three Months
-----------------------------------------------------------------------------
Ended September 30, 2000
------------------------
   Revenues increased by $6,087,000 to $85,352,000 as a result of growth in both operating segments of the Company. Gaming revenues increased by $4,147,000 or 9.2% to $49,461,000, primarily the result of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $1,940,000 or 5.7%, primarily the result of events at the new Nashville Superspeedway, the scheduling of the National Hot Rod Association
(NHRA) event at Memphis Motorsports Park in September 2001 compared with October 2000, and record attendance and increased broadcast revenue for the Company's NASCAR Winston Cup event at Dover Downs International Speedway. The aforementioned revenue increases were offset somewhat by lower attendance at certain secondary motorsports events at the Company's Mid-west facilities and the events of September 11. The casino was closed on September 11, and the year over year growth in the slot win subsequent to September 11 was approximately 5% compared with growth of more than 10% for the period from July 1, 2001 to September 10, 2001. The Company's grandstand rental business in Long Beach was impacted by the cancellation of several events, all of which have been serviced by the Company for many years.

   Operating expenses increased by $6,033,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $1,290,000 in the third quarter of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $5,449,000 in the third quarter of 2001 compared with $4,993,000 in the third quarter of 2000. Wages and related employee benefits increased by $1,246,000 during the three months ended September 30, 2001, primarily the result of increased medical insurance costs in the quarter. Additional advertising, promotional and customer rewards costs of $208,000 were the other significant gaming operating cost increases. Motorsports operating expenses for the third quarter of 2001 increased compared with the third quarter of 2000, primarily the result of moving the NASCAR Craftsman Truck series event and adding an Indy Racing League event to the new Nashville Superspeedway, and the scheduling of the NHRA event at Memphis Motorsports Park in the third quarter of 2001 compared with the fourth quarter of 2000.

   Depreciation and amortization expense increased by $822,000 due to the opening of the Nashville Superspeedway complex in April 2001 and the addition of grandstand seats at Dover Downs International Speedway in June 2001.

   General and administrative expenses increased by $955,000 to $4,332,000 from $3,377,000 in the third quarter of 2000, primarily due to the opening of the Nashville Superspeedway complex in April 2001 and pre-opening expenses for the Dover Downs Hotel & Conference Center.

   Interest expense increased by $945,000 as a result of additional borrowings on the revolving credit facility and the fact that interest is no longer capitalized on the now opened Nashville Superspeedway. The Company capitalized $528,000 of interest related to the construction of major facilities in the third quarter of 2001 compared with $900,000 in the third quarter of 2000.

   The Company's effective income tax rates for the three-month periods ended September 30, 2001 and 2000 were 42.5% and 41.2%, respectively.

   Net earnings decreased by $1,824,000, primarily as a result of increased depreciation, interest and general and administrative expenses related to the opening of the Nashville Superspeedway in April 2001, increased general and administrative costs from pre-opening expenses related to the Dover Downs Hotel and Conference Center, decreased attendance at certain secondary motorsports events at the Company's Mid-west facilities and the aforementioned impact on revenues and expenses from the events of September 11.

Results of Operations: Nine Months Ended September 30, 2001 vs. Nine Months
---------------------------------------------------------------------------
Ended September 30, 2000
------------------------

   Revenues increased by $16,103,000 to $225,396,000 as a result of growth in both operating segments of the Company. Gaming revenues increased by $10,240,000 or 7.8% to $141,923,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,927 during the nine months ended September 30, 2000 to 2,000 during the nine months ended September 30, 2001, and also from the results of expanded marketing and promotional activities related to the Company's video lottery casino. Motorsports revenues increased by $5,863,000 or 7.6%, primarily the result of events at the new Nashville Superspeedway, the scheduling of the NHRA event at Memphis Motorsports Park in September 2001 compared with October 2000, and record attendance and increased broadcast revenue for the Company's NASCAR Winston Cup events at Dover Downs International Speedway. The aforementioned increases in motorsports revenue were offset somewhat by decreased attendance at certain secondary motorsports events at the Company's Mid-west facilities and inclement weather that negatively impacted five of the major motorsports events promoted by the Company during the nine months ended September 30, 2001.

   Operating expenses increased by $14,766,000 reflecting the higher revenues. Amounts retained by the State of Delaware, fees to the manager who operates the video lottery (slot) machine casino, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,690,000 in the first nine months of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $15,358,000 in the first nine months of 2001 compared with $14,265,000 in the first nine months of 2000. Wages and related employee benefits increased by $1,913,000 during the nine months ended September 30, 2001. Additional advertising, promotional and customer rewards costs of $1,553,000 were the other significant gaming operating cost increases. Motorsports operating expenses for the first nine months of 2001 increased compared with the first nine months of 2000, primarily the result of events at the new Nashville Superspeedway, and the scheduling of the NHRA event at Memphis Motorsports Park in the third quarter of 2001 instead of the fourth quarter of 2000.

   Depreciation and amortization expense increased by $1,954,000 due to the opening of the Nashville Superspeedway complex in April 2001, capital expenditures related to the Company's Phase IV video lottery casino expansion in March 2000 and the addition of grandstand seats at Dover Downs International Speedway in June 2001.

   General and administrative expenses increased by $2,681,000 to $11,782,000 from $9,101,000 in the first nine months of 2000, primarily due to the opening of the Nashville Superspeedway complex in April 2001 and pre-opening expenses for the Dover Downs Hotel & Conference Center.

   Interest expense increased by $1,513,000 as a result of additional borrowings on the revolving credit facility. The Company capitalized $2,584,000 of interest related to the construction of major facilities in the first nine months of 2001 compared with $2,176,000 in the first nine months of 2000.

   The Company's effective income tax rates for the nine-month periods ended September 30, 2001 and 2000 were 42.0% and 41.2%, respectively.

   Net earnings decreased by $3,228,000, primarily as a result of inclement weather negatively impacting attendance at five of the major motorsports events promoted by the Company during the first nine months of 2001, increased depreciation, interest and general and administrative expenses related to the opening of the Nashville Superspeedway in April 2001, increased general and administrative costs from pre-opening expenses related to the Dover Downs Hotel and Conference Center, decreased attendance at certain secondary motorsports events at the Company's Mid-west facilities and the aforementioned impact on revenues and expenses for the events of September 11.

Liquidity and Capital Resources
-------------------------------

   Cash flows from operations for the nine months ended September 30, 2001 and 2000 were $28,879,000 and $50,734,000, respectively. The decrease in operating cash flows was primarily due to lower net earnings, the settlement of the Company's dispute with Caesars World Gaming Corporation in December 2000 regarding performance-based fees and the timing of certain construction payments and income tax payments.

   Capital expenditures for the nine months ended September 30, 2001 were $64,601,000. Approximately $34,628,000 related to the construction of the luxury hotel in Dover, Delaware, approximately $17,570,000 for the construction of the Nashville Superspeedway complex and approximately $11,868,000 related to the expansion of, and improvements to, the auto racing facilities in Dover, Delaware; Millington, Tennessee (near Memphis, Tennessee); and Madison, Illinois (near St. Louis, Missouri). The remainder of the expenditures were for other vehicles, equipment and improvements at the Company's facilities.

   Effective September 14, 2001, the Company entered into a revolving credit agreement with certain financial institutions to provide an additional $25,000,000 in available borrowing. All material terms of the $25,000,000 agreement remain the same as the Company's $125,000,000 revolving credit facility. The Company's outstanding borrowings under its revolving credit facilities are payable September 30, 2002, therefore the entire amount is shown in current liabilities. The Company is evaluating its financing options and will decide on a course of action prior to the borrowings becoming due.

   Management believes that the cash flows from operations and funds expected to be available under the Company's bank credit facilities will satisfy the Company's cash requirements for the remainder of 2001.

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

                                                                        10 of 13

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $50,489,000. Amortization expense related to goodwill was $1,454,000 and $1,091,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

  Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of Statement No. 143 in 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company has not yet completed its analysis of the impact of adoption of this Standard.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 on January 1, 2002. The Company has not yet completed its analysis of the impact of adoption of this Standard.

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

   Various risks and uncertainties may affect the operation, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in the Company's forward-looking statements, including the following factors: the Company's growth strategies; the Company's development and potential acquisition of new facilities; anticipated trends in the motorsports and gaming industries; patron demographics; the Company's ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies; the Company's relationships with sponsors; general market and economic conditions, including consumer and corporate spending sentiment; the Company's ability to finance future business requirements; the availability of adequate levels of insurance; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations; the affect of weather conditions on outdoor event attendance; military actions; air travel; national or local catastrophic events; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   The carrying values of the Company's long-term debt approximates its fair value at September 30, 2001 and 2000. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings under its revolving credit facility of $99,950,000 at September 30, 2001. A change in interest rates of one percent on the balance outstanding at September 30, 2001 would cause a change in total annual interest costs of $1,000,000.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
--------------------------

   A group of Tennessee residents filed a complaint in Chancery Court in Wilson County, Tennessee contesting the rezoning of the land upon which our Nashville Superspeedway facility was built. The Company previously reported this matter and its opinion that the litigation was unlikely to succeed on the merits. On July 26, 2001, the Court of Appeals for the State of Tennessee affirmed a Chancery Court summary judgment ruling in favor of the Company's position. The matter has, therefor, been resolved in the Company's favor and the time period for an appeal has expired.

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
   None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   None.

Item 5.  Other Information
--------------------------

   On July 25, 2001, the Board of Directors of the Company resolved to pursue the separation of its gaming and motorsports business segments into two publicly owned companies. The Company would change its name to Dover Motorsports, Inc. and focus on its fixed facility and temporary circuit motorsports operations. The separation of the business segments would involve the pro-rata spin-off to the Company's shareholders of 100% of the capital stock of a newly formed company to be named Dover Downs Gaming & Entertainment, Inc. The newly formed Dover Downs Gaming & Entertainment, Inc. would focus on the video lottery, harness racing and hotel operations. Management believes that the separation of Dover Downs Entertainment into a gaming company and a motorsports company would be in the best interests of the Companies and the Company's shareholders. The separation would facilitate capital raising and acquisitions by the gaming and motorsports businessess as separate entities and facilitate management focus.
A letter ruling has been issued to the Company by the Internal Revenue Service concluding that the separation can be accomplished on a tax-free basis. The plans for separation may be abandoned at the discretion of the Board of Directors at any time. Assuming the plans for separation are approved by the Board of Directors, the Company believes that both entities will qualify for listing on the New York Stock Exchange. The Company expects that the separation can be accomplished by the end of the second quarter of 2002, but no planned effective date or ratio for the distribution of the shares of Dover Downs Gaming & Entertainment, Inc. has been established.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

    10.1 First Amendment to the Loan Agreement dated November 1, 1999 between Dover Downs Entertainment, Inc, the several financial institutions signatory thereto and PNC Bank, Delaware as Agent dated September 14, 2001

    10.2 Credit Agreement among Dover Downs Entertainment, Inc. and the several financial institutions signatory thereto and PNC Bank, Delaware as Agent dated September 14, 2001

(b) Reports on Form 8-K
    None.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      November 8, 2001             Dover Downs Entertainment, Inc.
     -------------------------      ---------------------------------------
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