Form 10-K
period 2001-12-31
DOVER DOWNS ENTERTAINMENT INC
filed 2002-03-21
CIK 1017673

--------------------------------------------------------------------------------
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001


                         Commission file number 1-11929
                         ------------------------------

                         Dover Downs Entertainment, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0357525
   (State or Other Jurisdiction                   (I.R.S. Employer
        of Incorporation)                      Identification Number)

                1131 North DuPont Highway, Dover, Delaware 19901
                    (Address of principal executive offices)

                                 (302) 674-4600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                   Name of Exchange on Which Registered
        --------------                   ------------------------------------
Common Stock, $.10 Par Value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $221,693,919 as of February 28, 2002.

         As of February 28, 2002, the number of shares of each class of the Registrant's common stock outstanding is as follows:

           Common Stock -                      14,284,252 shares
           Class A Common Stock -              23,769,085 shares

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the Registrant's Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 22, 2002 are incorporated by reference into Part III, Items 10 through 13 of this report.

                                     Part I

         References in this document to "we," "our," "us," "DVD," "Dover Downs" or "the Company" mean Dover Downs Entertainment, Inc. and its wholly-owned subsidiaries.

Item 1. Business
----------------

         Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969. As a result of several restructurings, Dover Downs, Inc. became a wholly-owned subsidiary of DVD, and transferred all of the motorsports operations to Dover International Speedway, Inc. Consequently, Dover Downs, Inc. became the operating entity for all of DVD's gaming operations. Our video lottery (slot) machine casino opened in December 1995 with 500 video lottery (slot) machines. Due to its popularity, the video lottery (slot) machine casino has expanded several times and the number of slot machines has steadily increased to its current level of 2,000.

         On March 7, 2002, DVD announced that the tax-free spin-off of Dover Downs, Inc., its gaming business, is expected to be effective March 31, 2002. The Company will change its name to Dover Motorsports, Inc. and focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off DVD has contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly-owned subsidiary of DVD. On the effective date of the spin-off, DVD will distribute all of the capital stock of Gaming & Entertainment to DVD stockholders on a pro-rata basis. Holders of DVD common stock or Class A common stock will receive 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of DVD common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock to be distributed will be accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidated financial statements. The Company's continuing operations subsequent to the spin-off will consist solely of its motorsports activities.

         Dover Downs is a leading promoter of motorsports events in the United States. Based upon attendance and television viewership, motorsports is one of the most popular and fastest growing spectator sports in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during 2001 in four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League (IRL) and the National Hot Rod Association (NHRA). The Company owns and operates Dover International Speedway in Dover, Delaware, the new Nashville Superspeedway complex near Nashville, Tennessee, Gateway International Raceway near St. Louis, Missouri and Memphis Motorsports Park near Memphis, Tennessee. The Company organizes and promotes the Toyota Grand Prix of Long Beach in Long Beach, California, and the Grand Prix of Denver in Denver, Colorado, beginning with the inaugural event scheduled for September 2002. The Company has also entered into agreements with the City of St. Petersburg in Florida and with CART to organize and promote the Grand Prix of St. Petersburg. The inaugural event is expected to be held in February 2003.

Dover International Speedway

         We have presented NASCAR-sanctioned racing events for 33 consecutive years at Dover International Speedway and currently conduct five major NASCAR-sanctioned events at the facility annually. Two races are in the Winston Cup professional stock car racing circuit, two races are in the Busch Series, Grand National Division (Busch Series) racing circuit and one race is in the Craftsman Truck Series racing circuit.

         Each of the Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a Winston Cup event. Dover International Speedway is one of only seven speedways in the country that presents two Winston Cup events and two Busch Series events each year. Additionally, the Company is one of only six tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last Winston Cup events in the Maryland to Maine region each year.

         Dover International Speedway is a high-banked, one-mile long, concrete superspeedway with a seating capacity for the 2001 season of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes the auto racing track the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Winston Cup Series events.

Nashville Superspeedway

         The Company acquired Nashville Speedway, USA on January 2, 1998. To accommodate the demand for major motorsports in the Nashville area, the Company constructed a new superspeedway and motorsports complex in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, the first phase of construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. The new Nashville Superspeedway opened in April 2001 with a strong schedule of events, including a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events. Nashville Superspeedway has also signed an agreement with NASCAR to promote an additional Busch Series event in June 2002.

Grand Prix Association of Long Beach

         The Company acquired Grand Prix Association of Long Beach, Inc. (Grand
Prix) on July 1, 1998. For the past 27 years, Grand Prix has organized and promoted the CART-sanctioned Grand Prix of Long Beach, an annual temporary circuit professional motorsports event run in the streets of Long Beach, California. The Grand Prix of Long Beach has the second highest paid attendance of any Indy-style car race, second only to the Indianapolis 500.

         Grand Prix will also organize and promote the Grand Prix of Denver in Denver, Colorado. The Grand Prix of Denver will be a CART-sanctioned event, with the inaugural event scheduled for September 2002.

         Grand Prix has also entered into agreements with the City of St. Petersburg in Florida and with CART to organize and promote the Grand Prix of St. Petersburg. The inaugural event is expected to be held in February 2003.

Gateway International Raceway

         Gateway International Raceway (Gateway), acquired in the Grand Prix acquisition, promoted four major events in 2001. These events were sanctioned by NASCAR, IRL and NHRA. The facility also hosts a number of regional and national touring events.

         The auto racing facility includes a 1.25-mile paved oval track with 55,000 permanent seats, a national-caliber drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located in Madison, Illinois, approximately five miles from the St. Louis Arch.

Memphis Motorsports Park

         Memphis Motorsports Park (Memphis), also acquired in the Grand Prix acquisition, promoted three major events in 2001. These events were sanctioned by NASCAR and NHRA. The facility also hosts a number of regional and national touring events.

         The auto racing facility includes a 3/4-mile paved tri-oval track with 16,000 permanent seats, a national-caliber drag strip capable of seating approximated 25,000 people , a 1/4-mile dirt track and a road course. The facility is located in Millington, Tennessee, approximately 10 miles from Memphis, Tennessee.

Broadcasting Rights

         In recent years, television coverage and corporate sponsorship have increased dramatically for NASCAR-sanctioned events. All NASCAR Winston Cup and Busch Series events sponsored by the Company are currently televised nationally. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 70 Fortune 500 companies) also continues to increase significantly. DVD's sponsors include such companies as Anheuser Busch, Dietz and Watson, Dodge, Ford, Kroger, MBNA, Pepsi, Pfizer and RJR Nabisco.

         NASCAR retains the television, audio and other electronic media rights for Winston Cup and Busch Series events and has a six-year television rights agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues were approximately $259 million for the 2001 race season and will increase at an average annual rate of approximately 17% through the 2006 racing season. Under the terms of its sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter continues to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors.

Competition

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

Seasonality

         DVD derives a substantial portion of its total revenues from admissions and event-related revenue attributable to its major motorsports events held from April through October. As a result, DVD's business is highly seasonal.

Inflation

         Inflation has not had a material effect on DVD's operations. If inflation increases, we will attempt to increase our prices to offset our increased expenses. No assurance can be given, however, that we will be able to adequately increase our prices in response to inflation.

Employees

         As of December 31, 2001, DVD had approximately 739 full-time employees and 150 part-time employees. 114 full-time employees and 15 part-time employees are in the continuing operations. The remainder of the employees are in the discontinued operation. We hire temporary employees to assist during our motorsports racing season.

Item 2. Properties
------------------

Dover International Speedway Properties

         Our motorsports superspeedway (Dover International Speedway) is located in Dover, Delaware, on approximately 747 acres of land owned by the Company. Properties owned by Gaming & Entertainment include; Dover Downs Slots--an 80,000 square foot casino, the Dover Downs Raceway harness racing grandstands, and betting and simulcasting parlors, and the Dover Downs Hotel and Conference Center, all of which are located adjacent to our motorsports superspeedway in Dover, Delaware. Use of the 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD's one mile motorsports superspeedway. The indoor grandstands will be used by DVD free of charge in connection with its motorsports events and are owned by Gaming & Entertainment. DVD also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and Gaming & Entertainment.

Nashville Fairgrounds Property

         The Nashville Fairgrounds racetrack is located on 12 acres of land in Nashville, Tennessee and was leased from the Metropolitan Board of Fair Commissioners through September 2007. Effective December 28, 2001, Nashville Speedway, USA assigned its lease of this facility to a third party. As a result, the Company's operations at this facility ceased.

Nashville Superspeedway Property

         Nashville Superspeedway is located on approximately 1,465 acres of land owned by the Company in Wilson County and Rutherford County, Tennessee, approximately 30 miles from downtown Nashville, Tennessee.

Long Beach Properties

         Grand Prix owns its office at 3000 Pacific Avenue, Long Beach, California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. Grand Prix leases a 750-square foot ticket office in downtown Long Beach for the sale of tickets and leases storage facilities in Long Beach for its equipment and structures.

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

Memphis Motorsports Park Property

         Memphis Motorsports Park is located on approximately 350 acres of land owned by the Company approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a standby letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to satisfy its debt service reserve fund obligation to SWIDA.

Item 3. Legal Proceedings
-------------------------

         We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 4. Submission Of Matters To A Vote Of Security Holders
-----------------------------------------------------------

         None.

                                     Part II

Item 5. Market For The Registrant's Common Stock And Related Stockholder Matters
--------------------------------------------------------------------------------

         The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "DVD." There is no public trading market for DVD Class A common stock. However, Class A common stock is freely convertible at any time into shares of common stock on a one-for-one basis at the option of the stockholder. As of February 28, 2002, there were 14,284,252 shares of common stock and 23,769,085 shares of Class A common stock outstanding. There were 1,256 holders of record for common stock and 17 holders of record for Class A common stock.

         The range of share prices for the Company's common stock on the New York Stock Exchange for the year ended December 31, 2001, the six-month period ended December 31, 2000 and the fiscal year ended June 30, 2000 are as follows:

              Quarter Ended:                   High        Low
              --------------                   ----        ---

                 September 30, 1999          $ 17.94     $ 13.50
                 December 31, 1999             20.00       13.63
                 March 31, 2000                17.81       11.06
                 June 30, 2000                 14.00       11.19
                 September 30, 2000            13.75        9.88
                 December 31, 2000             12.88       10.50
                 March 31, 2001                12.55       10.50
                 June 30, 2001                 15.40       11.80
                 September 30, 2001            15.20       11.69
                 December 31, 2001             16.87       11.73

         Dividends of $0.045 per share were declared for each fiscal quarter in the year ended December 31, 2001, the six-month period ended December 31, 2000 and the fiscal year ended June 30, 2000.

         For comparison purposes, after the tax-free spin-off of Gaming & Entertainment to the Company's stockholders, the historical market value of the Company's common stock will be less meaningful since the historical values included Gaming & Entertainment. Similarly, a comparison of the historical dividend payout to future dividends should factor in the effect of the spin-off.

Item 6. Selected Financial Data
-------------------------------

         The following table summarizes certain selected historical and pro forma financial data and should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this document. The pro forma consolidated balance sheet data has been derived from the consolidated balance sheet as of December 31, 2001 and 2000, and June 30, 2000, and has been prepared to give effect to the spin-off transaction as of the respective balance sheet date. Management believes that no pro forma adjustments, other than the reclassification of the net assets of the discontinued operation, are required to the historical balance sheets presented below. The pro forma statement of earnings data presents the consolidated results of operations of DVD assuming the spin-off transaction occurred as of the beginning of the applicable period. Management believes that no pro forma adjustments, other than the elimination of discontinued operations, are required to the historical statement of earnings presented below. Neither the historical financial information nor the pro forma data presented below is necessarily indicative of the results of operations or financial position that DVD would have reported if it had operated exclusive of the discontinued operation during the periods presented or in the future.

                        Five Year Selected Financial Data

                                        Year Ended       Six Months Ended
                                       December 31,         December 31,                     Year Ended June 30,
                                   --------------------  ------------------  ---------------------------------------------------
                                      Pro                  Pro                 Pro
                                     Forma                Forma               Forma
                                      2001      2001       2000      2000      2000       2000      1999(a)     1998       1997
                                   ---------  ---------  --------  --------  --------   --------   --------   --------    ------
                                  (unaudited)           (unaudited)         (unaudited)                                 (unaudited)
Statement of Earnings Data
(in thousands):
Revenues..........................  $ 86,551  $  86,551  $ 39,045  $ 39,045  $ 77,311   $ 77,311   $ 68,683   $ 25,874  $ 20,516
Expenses:
  Operating.......................    50,882     50,882    21,573    21,573    41,984     41,984     37,138     10,462     7,583
  Depreciation and amortization...    10,023     10,023     4,001     4,001     6,671      6,671      5,829      1,470       981
  General and administrative......    11,408     11,408     4,661     4,661     8,578      8,578      8,519      1,436       873
                                    --------  ---------  --------  --------  --------   --------   --------   --------  --------
    Total expenses................    72,313     72,313    30,235    30,235    57,233     57,233     51,486     13,368     9,437

Operating earnings................    14,238     14,238     8,810     8,810    20,078     20,078     17,197     12,506    11,079
Interest expense (income), net....     1,614      1,614         9         9       924        924      1,267       (702)     (969)
                                    --------  ---------  --------  --------  --------   --------   --------   --------  --------
Earnings from continuing
operations before income taxes....    12,624     12,624     8,801     8,801    19,154     19,154     15,930     13,208    12,048
Income taxes......................     5,753      5,753     3,945     3,945     8,181      8,181      6,735      5,742     5,160
                                    --------  ---------  --------  --------  --------   --------   --------   --------  --------
Earnings from continuing
operations........................     6,871      6,871     4,856     4,856    10,973     10,973      9,195      7,466     6,888
Earnings from discontinued
operation, net of income taxes....         -     21,095         -    11,056         -     20,952     17,696     14,447     9,584
                                    --------  ---------  --------  --------  --------   --------   --------   --------  --------
Net earnings......................  $  6,871  $  27,966  $  4,856  $ 15,912  $ 10,973   $ 31,925   $ 26,891   $ 21,913  $ 16,472
                                    ========  =========  ========  ========  ========   ========   ========   ========  ========
Earnings per share - basic (b):
  Earnings from continuing
  operations......................    $ 0.18     $ 0.18    $ 0.13    $ 0.13    $ 0.30     $ 0.30     $ 0.26     $ 0.25    $ 0.23
  Earnings from discontinued
  operation ......................         -       0.56         -      0.29         -       0.58       0.50       0.47      0.32
                                      ------     ------    ------    ------    ------     ------     ------     ------    ------
  Net earnings....................    $ 0.18     $ 0.74    $ 0.13    $ 0.42    $ 0.30     $ 0.88     $ 0.76     $ 0.72    $ 0.55
                                      ======     ======    ======    ======    ======     ======     ======     ======    ======

Earnings per share - diluted (b):
  Earnings from continuing
  operations......................    $ 0.18     $ 0.18    $ 0.13    $ 0.13    $ 0.30     $ 0.30     $ 0.25     $ 0.24    $ 0.23
  Earnings from discontinued
  operation.......................         -       0.55         -      0.29         -       0.56       0.49       0.46      0.31
                                      ------     ------    ------    ------    ------     ------     ------     ------    ------
  Net earnings....................    $ 0.18     $ 0.73    $ 0.13    $ 0.42    $ 0.30     $ 0.86     $ 0.74     $ 0.70    $ 0.54
                                      ======     ======    ======    ======    ======     ======     ======     ======    ======

                                       December 31,         December 31,                            June 30,
                                   --------------------  ------------------  ----------------------------------------------------
                                      Pro                 Pro                  Pro
                                     Forma                Forma               Forma
                                      2001      2001      2000       2000      2000       2000       1999       1998       1997
                                   ---------  ---------  --------  --------  --------   --------   --------   --------    -------
                                  (unaudited)           (unaudited)         (unaudited)                      (unaudited)
Balance Sheet Data (in thousands):
Working capital (deficit)......... $(110,807) $(110,807) $(12,218) $(42,769) $(12,416)  $(44,931)  $(30,097)  $(11,323)       (c)
Property and equipment, net.......   245,143    245,143   235,189   235,189   189,245    189,245     143,781    38,868        (c)
Total assets......................   314,903    417,556   299,537   381,095   264,156    334,658     261,742    92,710        (c)
Total stockholders' equity........ $ 141,866  $ 244,519  $179,375  $230,382  $179,804   $217,791    $172,658   $71,365        (c)

(a)      The Grand Prix Association of Long Beach, Inc. was acquired on July 1,
         1998.
(b) Prior year per share amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.
(c)      Not readily available.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
        Of Operations
        -------------

         The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. For purposes of comparing the year ended December 31, 2001 and the six-month period ended December 31, 2000 with the same periods from the prior year, the Company has relied upon consolidated financial statements that are not presented elsewhere in this document.

         On July 25, 2001, the Board of Directors of the Company resolved to pursue the separation of its gaming and motorsports business segments into two publicly owned companies. On March 7, 2002, DVD announced that the tax-free spin-off of Dover Downs, Inc., its gaming business, is expected to be effective March 31, 2002. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from consolidated revenues and expenses for all years in the accompanying consolidated financial statements and our discussions herein.

Results of Operations

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

         Revenues increased by $3,847,000, or 4.7%, to $86,551,000, primarily the result of events at the new Nashville Superspeedway and record attendance and increased broadcast revenue for the Company's NASCAR Winston Cup events at Dover International Speedway. The aforementioned increases in motorsports revenue were offset by decreased attendance at certain motorsports events at the Company's other facilities and unusually inclement weather that negatively impacted nine of the sixteen major motorsports events promoted by the Company during the year ended December 31, 2001.

         Operating expenses increased $6,894,000, or 15.7%, for 2001 compared with 2000, primarily the result of events promoted for the first time at the new Nashville Superspeedway, which opened in April 2001, and pre-opening expenses related to the inaugural Grand Prix of Denver scheduled to occur in September 2002.

         Depreciation and amortization expense increased by $2,441,000 primarily due to the opening of the Nashville Superspeedway complex in April 2001 and the addition of grandstand seats at Dover International Speedway in June 2001.

         General and administrative expenses increased by $2,302,000 to $11,408,000 from $9,106,000 in 2000, primarily due to the opening of the Nashville Superspeedway complex in April 2001.

         Net interest expense increased by $1,498,000 primarily as a result of the Company capitalizing $1,531,000 of interest related to the construction of major facilities in 2001 compared with $3,045,000 in 2000. Capitalization of interest on the new Nashville Superspeedway ceased when the facility opened in April 2001.

         The Company's effective income tax rates for the years ended December 31, 2001 and 2000 were 45.6% and 43.0%, respectively. The increase resulted primarily from lower earnings from continuing operations before income taxes magnifying the impact of goodwill amortization that is not deductible for income tax purposes.

         Earnings from continuing operations decreased by $5,627,000, primarily as a result of unusually inclement weather negatively impacting attendance at nine of the major motorsports events promoted by the Company during 2001, and increased depreciation, interest and general and administrative expenses related to the opening of the Nashville Superspeedway in April 2001, offset by increased earnings from Dover International Speedway.

         Earnings from discontinued operation (net of income taxes) were $21,095,000 in 2001 as compared to $21,568,000 in 2000. The decrease of
$473,000, or 2.2%, was primarily due to increased general and administrative costs from pre-opening expenses related to the Dover Downs Hotel and Conference Center and increased interest expense related to the construction of the Dover Downs Hotel and Conference Center, offset by increased play in the casino. Also, prior year operating expenses were reduced by $2,475,000 as a result of the Company reversing a portion of prior accruals for disputed management fees.

Six Months Ended December 31, 2000 Compared With Six Months Ended December 31, 1999

         Revenues increased by $5,393,000, or 16.0%, to $39,045,000.
Approximately $465,000 of the revenue increase resulted from increased attendance, $222,000 from increased ticket prices and $2,889,000 from increased sponsorship and broadcast revenues from the NASCAR-sanctioned events at Dover International Speedway. The remainder of the revenue increase is primarily from adding a Craftsman Truck Series event to the Dover fall NASCAR weekend and the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999. The aforementioned increases in revenues were offset somewhat by the Company's decision not to promote an IRL event at Dover International Speedway during the six-month period ended December 31, 2000, and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 compared with September 1999.

     Operating expenses increased by $2,005,000 principally due to the addition of a Craftsman Truck Series event to the Dover fall NASCAR weekend, the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999 and pre-opening expenses attributable to Nashville Superspeedway. The aforementioned increases in operating expenses were offset somewhat by the Company's decision not to promote an IRL event at Dover International Speedway during the six-month period ended December 31, 2000 and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 compared with September 1999.

         Depreciation and amortization increased by $911,000, or 29.5%, from capital expenditures related to the Company's various motorsports facilities completed during the six-month period ended December 31, 2000 and the year ended June 30, 2000.

         General and administrative expenses increased by $528,000 to $4,661,000 from $4,133,000, primarily due to expenses of approximately $500,000 attributable to Nashville Superspeedway pre-opening costs and a legal settlement.

         Net interest expense was $9,000 during the six-month period ended December 31, 2000 compared with $817,000 during the six-month period ended December 31, 1999. The Company capitalized $1,890,000 and $658,000 of interest during the six-month periods ended December 31, 2000 and 1999, respectively, related to the construction of major facilities.

         Our effective income tax rates were 44.8% and 44.9% for the six-month periods ended December 31, 2000 and 1999, respectively.

         Earnings from continuing operations increased by $1,527,000 primarily due to higher attendance and related revenues as well as an increase in the broadcast rights fees for the NASCAR-sanctioned motorsports events presented at Dover International Speedway and the scheduling of the CART-sanctioned event at Gateway International Raceway.

         Earnings from discontinued operation (net of income taxes) were $11,056,000 in the six-month period ended December 31, 2000 as compared to $10,442,000 in the six-month period ended December 31, 1999. The increase of $614,000, or 5.9%, was primarily due to increased play in the casino and the reversal of a portion of prior accruals for disputed management fees related to our casino operations.

Fiscal Year 2000 Compared With Fiscal Year 1999

         Revenues increased by $8,628,000, or 12.6%, to $77,311,000.
Approximately $2,214,000 of the revenue increase resulted from increased attendance and $995,000 from increased ticket prices for the NASCAR-sanctioned events at Dover International Speedway. The remainder of the increase was principally from increased broadcast rights fees, sponsorship, concessions and marketing-related revenues at Dover International Speedway and the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000. The aforementioned increases in revenues were offset somewhat by the rescheduling of the CART-sanctioned event at Gateway International Raceway to September 2000 compared with May 1999.

         Operating expenses increased by $4,846,000 principally due to a $2,319,000 increase in purse and sanction fee expenses at Dover International Speedway, and from the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000, offset by the rescheduling of the CART-sanctioned event at Gateway International Raceway.

         Depreciation and amortization increased by $842,000, or 14.4%, due to capital expenditures related to the Company's various motorsports facilities completed in fiscal 2000 and 1999.

         General and administrative expenses increased by $59,000 to $8,578,000 from $8,519,000, primarily due to the growth at the Company's various motorsports facilities. As a percentage of total revenues, the Company's general and administrative costs decreased to 11.1% from 12.4% in fiscal 1999.

         Net interest expense was $924,000 in fiscal 2000 compared to $1,267,000 in fiscal 1999. The decreased interest expense resulted from borrowings on the Company's revolving credit agreement, offset by the capitalization of $1,814,000 and $414,000 of interest in fiscal 2000 and 1999, respectively, related to the construction of major facilities.

         Our effective income tax rates were 42.7% and 42.3% for the fiscal years ended June 30, 2000 and 1999, respectively.

         Earnings from continuing operations increased by $1,778,000, primarily due to higher attendance and related revenues as well as an increase in the broadcast rights fees for the NASCAR-sanctioned motorsports events presented at Dover International Speedway and the addition of a Busch Series event at Memphis Motorsports Park, offset by the rescheduling of the CART-sanctioned event at Gateway International Raceway from May to September.

         Earnings from discontinued operation (net of income taxes) were $20,952,000 for the fiscal year ended June 30, 2000 as compared to $17,696,000 for the fiscal year ended June 30, 1999. The increase of $3,256,000, or 18.4%, was primarily due to increased levels of play in the casino.

Liquidity and Capital Resources

         Net cash provided by continuing operations was $16,002,000 for the year ended December 31, 2001 compared to $35,229,000 for the year ended December 31, 2000. The decrease in 2001 as compared to 2000 was primarily due to a decrease in earnings from continuing operations before depreciation and amortization expense from $20,080,000 in 2000 to $16,894,000 in 2001, and the timing of certain construction payments related to the new Nashville Superspeedway and the timing of income tax payments.

         Net cash used in investing activities was $18,539,000 for the year ended December 31, 2001 compared to $76,264,000 for the year ended December 31, 2000. The decrease in 2001 as compared to 2000 was primarily due to the completion of the new Nashville Superspeedway project in April 2001.

         Net cash provided by financing activities increased from $38,808,000 for the year ended December 31, 2000 to $44,608,000 for the year ended December 31, 2001. The increase in 2001 as compared to 2000 was primarily due to additional borrowings under our revolving credit agreement primarily to fund construction costs related to the Dover Downs Hotel and Conference Center which is being constructed by Dover Downs, Inc. The repayment of monies advanced to Dover Downs, Inc. is addressed below.

         The Company expects that its net cash flow from operating activities and funds available from its credit facility will be sufficient to provide for our working capital needs and capital spending requirements in calendar 2002, as well as any cash dividends the board of directors may decide to declare. At December 31, 2001, the Company had two credit facilities with a total capacity of $150,000,000. Amounts outstanding at December 31, 2001 were $110,610,000, and after consideration of standby letters of credit outstanding, the amount available pursuant to the two facilities was approximately $13,000,000. The $25,000,000 credit facility expires on June 15, 2002 and the $125,000,000 credit facility expires on September 30, 2002.

         The Company has signed a new $105,000,000 credit facility expected to expire on December 31, 2004, but the effectiveness of that agreement is contingent upon the completion of the tax-free spin-off of the Company's gaming operations, and as a result, the amounts outstanding under the Company's $150,000,000 facilities at December 31, 2001 have been classified as short-term. The new credit facility contains minimum net worth, fixed charge coverage and maximum leverage covenant requirements that the Company must comply with in order to avoid the requirement for early payment of the credit facility. Material adverse changes in the Company's results of operations would impact our ability to maintain financial ratios necessary to satisfy these requirements.

         DVD's existing $150,000,000 credit facilities are guaranteed by Dover Downs, Inc. and all of its other subsidiaries. The new $105,000,000 credit facility does not include Dover Downs, Inc. as it will be spun-off. Prior to the new facility becoming effective, $45 million of the amount outstanding under the existing DVD credit facilities will be paid down through a new $55 million credit facility which has been established by Gaming & Entertainment. Additionally, at December 31, 2001 Gaming & Entertainment owed DVD $7.8 million primarily representing the payment of certain costs by Dover Downs for Gaming & Entertainment and borrowings under Dover Downs' credit facility maintained for the benefit of Dover Downs and all of its subsidiaries. Dover Downs and Gaming & Entertainment have agreed to cancel any remaining intercompany balances and adjust Dover Downs' stockholders' equity by an equal amount at the date of the spin-off. As such, the intercompany balance is reflected as a reduction to stockholders' equity in the accompanying consolidated balance sheet.

Related Party Transactions

         During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, the Company purchased certain paving, site work and construction services involving total payments of $572,000, $187,000, $432,000 and $432,000 from a company wholly-owned by an employee/director. During the six-month period ended December 31, 2000, the Company purchased an aircraft from a company wholly-owned by the aforementioned employee/director for $6,029,000. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (RTLC), which were related to the Company through common ownership, during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999. The total cost of these services, which have been included in general and administrative expenses in the consolidated statement of earnings, was $6,000, $20,000, $37,000 and $30,000, respectively. Gaming & Entertainment purchased administrative services from RTLC during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999. The total cost of these services, which have been included in earnings from discontinued operation in the consolidated statement of earnings, was $71,000, $233,000, $420,000 and $350,000, respectively. RTLC ceased to provide these services effective in April 2001.

         During the year ended December 31, 2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999, Gaming & Entertainment allocated corporate costs of $2,307,000, $828,000, $1,640,000 and $1,414,000, respectively, to Dover Downs. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

         Subsequent to the spin-off, use of Gaming & Entertainment's 5/8-mile harness racing track will be under an easement granted by Dover Downs which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by Dover Downs and is on the inside of Dover Downs' motorsports superspeedway. The indoor grandstands will be used by the Company free of charge in connection with its motorsports events and are owned by Gaming & Entertainment. Dover Downs also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

         The Transition Support Services Agreement provides for each of Dover Downs and Gaming & Entertainment to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

         At the date of the acquisition of Grand Prix Association of Long Beach, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of December 31, 2001, $92,000 was outstanding from a current director of the Company. This remaining balance was repaid in full in January 2002.

Contractual Obligations

         The Company has issued a standby letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee. Interest only payments are required until September 1, 2002, and will be made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. When the capitalized interest fund is depleted, which is estimated to be in or around July of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made pursuant to the aforementioned letter of credit. The Company believes that the sales and incremental property taxes generated from the facility will satisfy the debt service requirements of the bonds. However, if the debt service is not satisfied from the aforementioned sources, the bonds would become a liability of the Company. If we fail to maintain the letter of credit which secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

         The Company has entered into several sanctioning agreements to conduct motorsports events at its various venues. The Company has held NASCAR-sanctioned events for 33 consecutive years and its subsidiary, Grand Prix Association of Long Beach, has operated the Grand Prix of Long Beach for 27 consecutive years. Nonrenewal of a NASCAR event license or the CART agreement for the Long Beach event would have a material adverse effect on the Company's financial condition and results of operations.

         At December 31, 2001, the Company had two credit facilities with a total capacity of $150,000,000. Interest is based, at the Company's option, upon
(i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The $25,000,000 credit facility expires on June 15, 2002 and the $125,000,000 credit facility expires on September 30, 2002. The agreements are for seasonal funding needs, capital improvements and other general corporate purposes. At December 31, 2001, the Company was in compliance with all terms of the facilities and there was $110,610,000 outstanding at a weighted average interest rate of 3.04%. Under the terms of the credit facilities, approximately $13,000,000 of additional borrowings were available to the Company at December 31, 2001.

         A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2001, $3,161,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

         The scheduled maturities of long-term debt outstanding at December 31, 2001 are as follows: 2002-$111,245,000; 2003-$685,000; 2004-$745,000;
2005-$805,000; 2006-$875,000; and thereafter-$16,795,000.

Critical Accounting Policies

         The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity.

Goodwill

         The Company has made acquisitions in the past that included goodwill. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

         Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

Accrued Pension Cost

         The benefits provided by the Company's pension plans are based on years of service and employee's renumeration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of Statement No. 87, Employers' Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of this statement during 2001, and it did not have a material impact on our results of operations, financial position or cash flows.

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has elected to adopt the provisions of Statement 142 effective January 1, 2002, at which time the Company will cease to record amortization expense on its goodwill. The adoption of Statement 142 will result in a $1,454,000 reduction of amortization expense in 2002. We expect to complete our analysis of any potential impairment of our goodwill as a result of adopting this standard by the end of the second quarter of 2002.

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

         Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

         We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

         In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as:
"believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this document, as well as statements containing phrases such as "in our view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made.

         Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors: our growth strategies; our development and potential acquisition of new facilities; anticipated trends in the motorsports industry; patron demographics; our ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies; our relationships with sponsors; general market and economic conditions, including consumer and corporate spending sentiment; our ability to finance future business requirements; the availability of adequate levels of insurance; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal, state, and local laws and regulations, including environmental regulations; the affect of weather conditions on outdoor event attendance; military actions; air travel; national or local catastrophic events; as well as the risks, uncertainties and other factors described from time to time in our SEC filings and reports.

         We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

Our Relationship With Sanctioning Bodies Is Vital To Our Success In Motorsports

         Our continued success in motorsports is dependent upon keeping a good working relationship with the governing bodies of motorsports that sanction national racing events. These governing bodies include NASCAR, CART, IRL and NHRA. The governing bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, either expressly or by implication, nor are they responsible for, the financial success of any sanctioned event. Moreover, no existing sanction agreement, unless expressly provided for in the agreement, can be construed to require the sanctioning body to enter into a sanction agreement or to issue a sanction for any other event in the future. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions, and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

We Rely On Sponsorship Contracts To Generate Revenues

         We receive a substantial portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events, our permanent venues, "official product" sponsorships, billboards, signage and skyboxes. Loss of our title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse effect on our business, financial condition and results of operations.

Increased Government Regulation Of Sponsors And Restrictions On Advertising Could Substantially Reduce Our Advertising Revenue

         We receive a significant portion of our revenue from sponsorship and advertising by various companies. Tobacco and liquor companies have traditionally sponsored motorsports events. In June 1997, major tobacco companies entered into an agreement with federal negotiators and various states attorneys general whereby the tobacco companies agreed to give up certain advertising and promotional activity in exchange for liability limits in pending and future lawsuits. New laws or settlements could have a material adverse effect on the tobacco and liquor industry motorsports sponsorship and advertising expenditures. Government regulations and restrictions on advertising by tobacco companies, liquor companies and other potential sponsors could adversely impact revenues as well as the revenues of the motorsports industry as a whole. While we believe that the popularity of motorsports would allow us to secure alternate sponsors, there is no assurance that alternate sponsors could be obtained.

Our Motorsports Events Face Intense Competition For Attendance, Television Viewership And Sponsorship

         We compete with other auto speedways for the patronage of motor racing spectators as well as for promotions and sponsorships. Moreover, racing events sanctioned by different organizations are often held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, distinguish the motorsports facilities. In addition, all of our events compete with other sports and recreational events scheduled on the same dates. As a result, our revenues and operations are affected not only by our ability to compete in the motorsports promotion market, but also by the availability of alternative spectator sports events, forms of entertainment and changing consumer preferences.

Our Street Races Depend On City Permits And Good Relationships With City
Officials

         In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-seven years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix events we have planned for Denver, Colorado and St. Petersburg, Florida require that we obtain a variety of licenses and permits. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials.

Grand Prix's Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

         In order to finance the redevelopment of Gateway International Raceway, Grand Prix entered into a loan agreement with the Southwest Illinois Development Authority, which agreed to fund a loan to Grand Prix by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Grand Prix. Grand Prix issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9.1% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Grand Prix is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Grand Prix will receive certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Grand Prix's debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

         In September 1999, the Sports Authority of Wilson County, Tennessee issued $25,900,000 in revenue bonds to build local infrastructure improvements which will benefit the operation of the new Nashville Superspeedway complex. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be in or around July of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

         Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to five NASCAR-sanctioned events at Dover, Delaware which are currently held in May and September. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.

Our Insurance May Not Be Adequate To Cover Catastrophic Incidents

         We maintain insurance policies that provide coverage within limits that are sufficient, in the opinion of management, to protect us from material financial loss incurred in the ordinary course of business. We also purchase special event insurance for motorsports events to protect against race-related liability. However, there can be no assurance that this insurance will be adequate at all times and in all circumstances. If we are held liable for damages beyond the scope of our insurance coverage, including punitive damages, our business, financial condition and results of operations could be materially and adversely affected.

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

         We sponsor and promote outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although we sell many tickets well in advance of the outdoor events and these tickets are non-refundable, poor weather conditions may adversely affect additional ticket sales, concessions and souvenirs, which could have an adverse effect on our business, financial condition and results of operations.

         We do not currently maintain weather-related insurance for major events. Due to the importance of clear visibility and safe driving conditions to motorsports racing events, outdoor racing events may be significantly affected by weather patterns and seasonal weather changes. Any unanticipated weather changes could impact our ability to stage events. This could have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative And Qualitative Disclosure About Market Risk
------------------------------------------------------------------

         The carrying values of DVD's long-term debt approximates its fair value at December 31, 2001 and 2000. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $110,610,000 at December 31, 2001 under its revolving credit facilities. A change in interest rates of one percent on the balance outstanding at December 31, 2001 would cause a change in total annual interest costs of $1,106,000.

         In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through its wholly-owned subsidiary, Nashville Speedway, USA. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be in or around July of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes (the taxes) generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued on behalf of the Company by several banks.

Item 8. Financial Statements And Supplementary Data
---------------------------------------------------

         DVD's consolidated financial statements and the Independent Auditors' Report included in this report are shown on the Index to Consolidated Financial Statements on page 22.

Item 9. Disagreements With Accountants On Accounting And Financial Disclosure
-----------------------------------------------------------------------------

         None.

                                    Part III

Item 10. Directors And Executive Officers Of The Registrant
-----------------------------------------------------------

         Except as presented below, the information called for by this Item 10 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 22, 2002.

Executive Officers of the Registrant. As of December 31, 2001, the executive officers of the registrant were:

Name                   Position                         Age     Term of Office
----                   --------                         ---     --------------

Klaus M. Belohoubek    Vice President-General Counsel    42     7/99 to date
                       and Secretary

Robert M. Comollo      Treasurer                         54     11/81 to date

Timothy R. Horne        Vice President-Finance and       35     11/96 to date
                       Chief Financial Officer

Denis McGlynn          President and                     56     11/79 to date
                       Chief Executive Officer

Edward J. Sutor        Executive Vice President          52     3/99 to date


         Klaus M. Belohoubek has been Vice President-General Counsel and Secretary since 1999 and has represented the Company in various capacities since 1990. Mr. Belohoubek will also serve as Vice President-General Counsel and Secretary of Gaming & Entertainment immediately following the spin-off. Mr. Belohoubek also has served as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp.

         Robert M. Comollo has been employed by the Company for 21 years, of which 20 years have been in the capacity of Treasurer. Mr. Comollo will also serve as Treasurer of Gaming & Entertainment immediately following the spin-off.

         Timothy R. Horne became Vice President-Finance and Chief Financial Officer in November of 1996. Mr. Horne was previously employed by KPMG LLP. Mr. Horne will also serve as Vice President-Finance and Chief Financial Officer of Gaming & Entertainment immediately following the spin-off.

         Denis McGlynn has served as the Company's President and Chief Executive Officer for 22 years. Mr. McGlynn will also serve as President and Chief Executive Officer to Gaming & Entertainment immediately following the spin-off.

         Edward J. Sutor became Executive Vice President in March of 1999. From 1983 until 1999, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City. Mr. Sutor will work exclusively for Gaming & Entertainment immediately following the spin-off as its Executive Vice President.

         The Company's Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served DVD in that capacity, or as Vice Chairman of the Board, for over 5 years. Mr. Tippie will also serve as Chairman of the Board to Gaming & Entertainment as a non-employee director immediately following the spin-off.

Item 11. Executive Compensation
-------------------------------

         The information called for by this Item 11 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 22, 2002.

Item 12. Security Ownership Of Certain Beneficial Owners And Management
-----------------------------------------------------------------------

         The information called for by this Item 12 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 22, 2002.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information called for by this Item 13 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 22, 2002.

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
------------------------------------------------------------------------

(a)(1) Financial Statements - See accompanying Index to Consolidated Financial Statements on page 22.

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

2.3 Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

3.1 Restated Certificate of Incorporation of Dover Downs Entertainment, Inc., dated March 10, 2000 as filed with the Company's Quarterly Report on Form 10-Q dated April 28, 2000, is incorporated herein by reference.

3.2 Amended and Restated By-laws of Dover Downs Entertainment, Inc. dated March 1, 2002.

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

10.4 First Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated October 25, 1996 as filed with the Company's Form 10-K dated February 27, 2001, is incorporated herein by reference.

10.5 Second Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated December 29, 2000 as filed with the Company's Form 10-K dated February 27, 2001, is incorporated herein by reference.

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

10.8 Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

10.9 Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

10.10 Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

10.11 Real Property Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

10.12 Credit Agreement among Dover Downs Entertainment, Inc. and PNC Bank, Delaware, as agent, dated as of February 20, 2002.

10.13 Guaranty and Suretyship Agreement by and between Dover Downs International Speedway, Inc., Dover Downs Properties, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Grand Prix Association of Long Beach, Inc., Memphis International Motorsports Corporation, M & N Services Corp, Nashville Speedway, USA, Inc., and PNC Bank, Delaware, as agent, dated as of February 20, 2002.

21.1     Subsidiaries

23.1     Consent of Independent Accountants

(b)      Reports on Form 8-K

         The Company filed two Form 8-Ks, one on January 16, 2002 and the second on March 7, 2002, both relative to the spin-off of Dover Downs, Inc., the gaming business of DVD, to the Company's stockholders.

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 21, 2002                  Dover Downs Entertainment, Inc.
       --------------                  -------------------------------
                                                Registrant

                                       BY: /s/ Denis McGlynn
                                           -------------------------------------
                                           Denis McGlynn
                                           President and Chief Executive Officer
                                           and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne             Vice President-Finance and     March 21, 2002
-------------------------------  Chief Financial Officer
Timothy R. Horne

/s/ Henry B. Tippie              Chairman of the Board          March 21, 2002
-------------------------------
Henry B. Tippie

/s/ John W. Rollins, Jr.         Director                       March 21, 2002
-------------------------------
John W. Rollins, Jr.

/s/ Patrick J. Bagley            Director                       March 21, 2002
-------------------------------
Patrick J. Bagley

/s/ Jeffrey W. Rollins           Director                       March 21, 2002
-------------------------------
Jeffrey W. Rollins

/s/ Melvin L. Joseph             Director                       March 21, 2002
-------------------------------
Melvin L. Joseph

/s/ R. Randall Rollins           Director                       March 21, 2002
-------------------------------
R. Randall Rollins

/s/ Eugene W. Weaver             Director                       March 21, 2002
-------------------------------
Eugene W. Weaver

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report on Consolidated Financial Statements.........    23

Consolidated Statement of Earnings for the year ended December 31,
2001, the six-months ended December 31, 2000 and the years ended June 30,
2000 and 1999.............................................................    24

Consolidated Balance Sheet at December 31, 2001 and 2000, and June 30,
2000......................................................................    25

Consolidated  Statement of Cash Flows for the year ended December 31,
2001, the six-months  ended December 31, 2000 and the years ended June 30,
2000 and 1999.............................................................    26

Notes to the Consolidated Financial Statements............................    27

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors,
   Dover Downs Entertainment, Inc.:

         We have audited the accompanying consolidated balance sheets of Dover Downs Entertainment, Inc. and subsidiaries, as of December 31, 2001 and 2000, and June 30, 2000, and the related consolidated statements of earnings and cash flows for the year ended December 31, 2001, the six-months ended December 31, 2000 and each of the years in the two-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Downs Entertainment, Inc. and subsidiaries as of December 31, 2001 and 2000, and June 30, 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the six-months ended December 31, 2000 and each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                            KPMG LLP

Philadelphia, Pennsylvania
February 19, 2002

DOVER DOWNS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

                                             Year ended   Six months ended      Year ended June 30,
                                             December 31,   December 31,   ---------------------------
                                                 2001           2000           2000            1999
                                             ------------   ------------   ------------   ------------
Revenues ..................................  $ 86,551,000   $ 39,045,000   $ 77,311,000   $ 68,683,000

Expenses:
     Operating ............................    50,882,000     21,573,000     41,984,000     37,138,000
     Depreciation and amortization ........    10,023,000      4,001,000      6,671,000      5,829,000
     General and administrative ...........    11,408,000      4,661,000      8,578,000      8,519,000
                                             ------------   ------------   ------------   ------------
                                               72,313,000     30,235,000     57,233,000     51,486,000
                                             ------------   ------------   ------------   ------------
Operating earnings ........................    14,238,000      8,810,000     20,078,000     17,197,000
Interest income ...........................       107,000        175,000        313,000        701,000
Interest expense, net .....................    (1,721,000)      (184,000)    (1,237,000)    (1,968,000)
                                             ------------   ------------   ------------   ------------
Earnings from continuing  operations before
  income taxes ............................    12,624,000      8,801,000     19,154,000     15,930,000
Income taxes ..............................     5,753,000      3,945,000      8,181,000      6,735,000
                                             ------------   ------------   ------------   ------------
Earnings from continuing operations .......     6,871,000      4,856,000     10,973,000      9,195,000
Earnings from discontinued operation, net
  of income taxes of $14,499,000 in 2001,
  $7,577,000 for the six months ended
  December 31, 2000,  $14,366,000 in 2000
  and $12,145,000 in 1999 .................    21,095,000     11,056,000     20,952,000     17,696,000
                                             ------------   ------------   ------------   ------------
Net earnings ..............................  $ 27,966,000   $ 15,912,000   $ 31,925,000   $ 26,891,000
                                             ============   ============   ============   ============

Earnings per common share - basic:
    Earnings from continuing operations ...  $       0.18   $       0.13   $       0.30   $       0.26
    Earnings from discontinued operation ..          0.56           0.29           0.58           0.50
                                             ------------   ------------   ------------   ------------
    Net earnings ..........................  $       0.74   $       0.42   $       0.88   $       0.76
                                             ============   ============   ============   ============

Earnings per common share - diluted:
    Earnings from continuing operations ...  $       0.18   $       0.13   $       0.30   $       0.25
    Earnings from discontinued operation ..          0.55           0.29           0.56           0.49
                                             ------------   ------------   ------------   ------------
    Net earnings ..........................  $       0.73   $       0.42   $       0.86   $       0.74
                                             ============   ============   ============   ============

             The Notes to the Consolidated Financial Statements
                   are an integral part of these statements.

DOVER DOWNS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

                                                                              December 31,
                                                                       -------------------------      June 30,
                                                                          2001           2000           2000
                                                                       -----------   -----------    ------------
ASSETS
Current assets:
     Cash and cash equivalents......................................   $ 6,109,000   $ 2,379,000     $ 6,085,000
     Accounts receivable............................................     4,170,000     5,055,000      10,517,000
     Inventories....................................................       423,000       333,000         341,000
     Prepaid expenses and other.....................................     3,127,000     3,091,000       3,707,000
     Income taxes receivable........................................     3,819,000          --              --
     Deferred income taxes..........................................       120,000       132,000         137,000
                                                                      ------------  ------------    ------------
          Total current assets......................................    17,768,000    10,990,000      20,787,000

Property and equipment, net.........................................   245,143,000   235,189,000     189,245,000
Other assets, net...................................................     1,503,000     1,415,000       1,453,000
Goodwill, net.......................................................    50,489,000    51,943,000      52,671,000
Net assets of discontinued operation................................   102,653,000    81,558,000      70,502,000
                                                                      ------------  ------------    ------------
          Total assets..............................................  $417,556,000  $381,095,000    $334,658,000
                                                                      ============  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................  $  1,024,000  $  5,363,000    $  8,479,000
     Accrued liabilities............................................     3,394,000     2,005,000       4,437,000
     Payable to Dover Downs Gaming & Entertainment, Inc. ...........          --      30,551,000      32,515,000
     Income taxes payable...........................................          --       1,378,000       2,225,000
     Current portion of long-term debt..............................       635,000       585,000         585,000
     Notes payable to bank..........................................   110,610,000          --              --
     Deferred revenue...............................................    12,912,000    13,877,000      17,477,000
                                                                      ------------  ------------    ------------
          Total current liabilities.................................   128,575,000    53,759,000      65,718,000

Notes payable to bank...............................................          --      58,750,000      15,000,000
Long-term debt......................................................    19,905,000    20,540,000      20,540,000
Other liabilities...................................................       131,000       156,000         174,000
Deferred income taxes...............................................    24,426,000    17,508,000      15,435,000

Commitments and contingencies (see Notes to the Consolidated
   Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized;
   issued and outstanding: none.....................................
Common stock, $.10 par value; 75,000,000 shares authorized;
   issued and outstanding: December 2001-14,284,252 shares; December
   2000-14,052,092 shares; June 2000-13,796,500 shares..............     1,428,000     1,405,000       1,380,000
Class A common stock, $.10 par value; 55,000,000 shares
   authorized; issued and outstanding: December 2001-23,769,085 shares; December 2000-23,857,885 shares; June 2000-24,054,985
   shares...........................................................     2,376,000     2,385,000       2,405,000
Additional paid-in capital..........................................   120,080,000   119,303,000     119,222,000
Retained earnings...................................................   128,425,000   107,289,000      94,784,000
                                                                      ------------  ------------    ------------
                                                                       252,309,000   230,382,000     217,791,000
Receivable from Dover Downs Gaming & Entertainment, Inc. ...........    (7,790,000)         --              --
                                                                      ------------  ------------    ------------
          Total stockholders' equity................................   244,519,000   230,382,000     217,791,000
                                                                      ------------  ------------    ------------
          Total liabilities and stockholders' equity................  $417,556,000  $381,095,000    $334,658,000
                                                                      ============  ============    ============

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements.

DOVER DOWNS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Year ended    Six months ended       Years ended June 30,
                                                         December 31,    December 31,   -----------------------------
                                                            2001            2000            2000             1999
                                                        -------------   -------------   -------------    ------------
Cash flows from operating activities:
   Net earnings...................................      $  27,966,000   $  15,912,000   $  31,925,000    $ 26,891,000
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization.............         10,023,000       4,001,000       6,671,000       5,829,000
        Earnings from discontinued operation, net         (21,095,000)    (11,056,000)    (20,952,000)    (17,696,000)
        Tax benefit of options exercised..........            531,000            --              --              --
        (Increase) decrease in assets, net of
           effect of acquisition:
           Accounts receivable....................            885,000       5,462,000      (4,692,000)     (1,378,000)
           Inventories............................            (90,000)          8,000          45,000         (42,000)
           Prepaid expenses and other.............            (36,000)        616,000        (133,000)     (1,984,000)
        Increase (decrease) in liabilities, net
           of effect of acquisition:
           Accounts payable.......................         (4,339,000)     (3,116,000)      5,082,000        (292,000)
           Accrued liabilities....................          1,389,000      (2,432,000)        (15,000)       (269,000)
           Current and deferred income taxes......          1,733,000       1,231,000       6,194,000       1,320,000
           Deferred revenue.......................           (965,000)     (3,600,000)      1,667,000       2,759,000
                                                        -------------   -------------   -------------    ------------
Net cash provided by continuing operations........         16,002,000       7,026,000      25,792,000      15,138,000
                                                        -------------   -------------   -------------    ------------
Cash flows from investing activities:
   Capital expenditures...........................        (18,445,000)    (49,179,000)    (50,592,000)    (36,212,000)
   Cash acquired in business acquisition..........               --              --              --         1,490,000
   Other..........................................            (94,000)           --          (125,000)           --
                                                        -------------   -------------   -------------    ------------
Net cash used in investing activities of
   continuing operations..........................        (18,539,000)    (49,179,000)    (50,717,000)    (34,722,000)
                                                        -------------   -------------   -------------    ------------
Cash flows from financing activities:
    Borrowings from revolving debt................        639,295,000     155,350,000     152,494,000      42,500,000
    Repayments of revolving debt..................       (587,435,000)   (111,600,000)   (152,994,000)    (29,339,000)
    Repayments of long-term debt..................           (585,000)           --          (335,000)       (760,000)
    Loan repayments...............................               --              --              --           207,000
    Net proceeds from public offering.............               --              --        19,185,000            --
    Dividends paid................................         (6,830,000)     (3,407,000)     (6,550,000)     (6,213,000)
    Proceeds from stock options exercised.........            260,000          86,000         573,000         167,000
    Other assets and liabilities..................            (97,000)        (18,000)        (90,000)       (155,000)
                                                        -------------   -------------   -------------    ------------
Net cash provided by financing activities of
   continuing operations .........................         44,608,000      40,411,000      12,283,000       6,407,000
                                                        -------------   -------------   -------------    ------------
Net cash (used in) provided by discontinued
   operation......................................        (38,341,000)     (1,964,000)     15,648,000      11,827,000
                                                        -------------   -------------   -------------    ------------
Net increase (decrease) in cash and cash
   equivalents....................................          3,730,000      (3,706,000)      3,006,000      (1,350,000)
Cash and cash equivalents, beginning of period....          2,379,000       6,085,000       3,079,000       4,429,000
                                                        -------------   -------------   -------------    ------------
Cash and cash equivalents, end of period..........      $   6,109,000   $   2,379,000   $   6,085,000    $  3,079,000
                                                        -------------   -------------   -------------    ------------
Supplemental information:
   Interest paid..................................      $   4,044,000   $     238,000   $   1,515,000    $  1,762,000
                                                        -------------   -------------   -------------    ------------
   Income taxes paid..............................      $   4,020,000   $   2,714,000   $   3,939,000    $  6,153,000
                                                        -------------   -------------   -------------    ------------
Non-cash investing and financing activities:
   Land acquired..................................               --              --              --      $  4,707,000
   Cash paid......................................               --              --              --        (3,054,000)
                                                                                                         ------------
   Land traded....................................               --              --              --      $  1,653,000
                                                                                                         ============
   Stock issued in connection with acquisition....               --              --              --      $ 80,241,000
                                                                                                         ============

               The Notes to the Consolidated Financial Statements
                   are an integral part of these statements.

DOVER DOWNS ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business Operations

         Dover Downs Entertainment, Inc. (Dover Downs or the Company) is a leading promoter of motorsports events in the United States. The Company operates five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during 2001 in four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League (IRL) and the National Hot Rod Association (NHRA). The Company owns and operates Dover International Speedway in Dover, Delaware, the new Nashville Superspeedway complex near Nashville, Tennessee, Gateway International Raceway near St. Louis, Missouri and Memphis Motorsports Park near Memphis, Tennessee. The Company organizes and promotes the Toyota Grand Prix of Long Beach in Long Beach, California, and the Grand Prix of Denver in Denver, Colorado, beginning with the inaugural event scheduled for September 2002. The Company has also entered into agreements with the City of St. Petersburg in Florida and with CART to organize and promote the Grand Prix of St. Petersburg. The inaugural event is expected to be held in February 2003.

         On March 7, 2002, the Company announced that the tax-free spin-off of Dover Downs, Inc., its gaming business, is expected to be effective March 31, 2002. The Company will change its name to Dover Motorsports, Inc. and focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off, the Company has contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly-owned subsidiary of the Company. On the effective date of the spin-off, the Company will distribute all of the capital stock of Gaming & Entertainment to the Company's stockholders on a pro-rata basis. Holders of the Company's common stock or Class A common stock, will receive 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of the Company's common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock to be distributed will be accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidating financial statements. The Company's continuing operations subsequent to the spin-off will consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off will be tax-free to Dover Downs and its stockholders, except for cash received for any fractional shares. Immediately after the spin-off, the Company will not own any shares of Gaming & Entertainment, and Gaming & Entertainment will be an independent public company. The actual number of shares of Gaming & Entertainment stock to be distributed will depend on the number of shares of Dover Downs stock outstanding on the record date. See NOTE 4 - Discontinued Operations for further discussion.

NOTE 2 - Acquisition

         On July 1, 1998, the Company completed its acquisition of Grand Prix Association of Long Beach, Inc. (Grand Prix) through the merger of a wholly-owned subsidiary of the Company with and into Grand Prix with Grand Prix surviving as a wholly-owned subsidiary of the Company. The purchase price was comprised of the conversion of the outstanding Grand Prix common stock into 5,036,458 shares of the Company's stock and assumption by the Company of the outstanding stock options of Grand Prix. The acquisition qualified as a tax free exchange and was accounted for using the purchase method of accounting for business combinations. The excess of the purchase price over fair market value of the underlying assets was $52,551,000.

NOTE 3 - Summary of Significant Accounting Policies

         Basis of consolidation and presentation-The accompanying consolidated financial statements include the accounts of Dover Downs and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

         Cash and cash equivalents-The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

         Inventories-Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

         Property and equipment-Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

         Facilities                                      10 - 40 years
         Furniture, fixtures and equipment                5 - 10 years

         The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, the Company incurred $3,252,000, $2,074,000, $3,051,000 and $2,382,000 of
interest cost of which $1,531,000, $1,890,000, $1,814,000 and $414,000, respectively, was capitalized.

         Goodwill-Goodwill resulting from acquisitions prior to July 1, 2001 represents the excess of the purchase price over the fair value of net assets acquired and was amortized using the straight-line method principally over a period of 40 years. Amortization expense for the year ended December 31, 2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999 was $1,454,000, $728,000, $1,451,000 and $1,448,000, respectively. At
December 31, 2001 and 2000, and June 30, 2000, accumulated amortization was $5,156,000, $3,702,000 and $2,974,000, respectively. Recoverability of goodwill is assessed using estimated undiscounted future cash flows.

         Income taxes-Deferred income taxes are provided in accordance with the provisions of Statement of Financial Accounting Standards (Statement) No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

         Revenue and expense recognition-Revenues, including admissions, broadcasting rights, sponsorships, concessions, luxury suite rentals, and commissions and souvenirs, and certain direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

         Advertising costs-The costs of general advertising, promotion and marketing programs are charged to operations as incurred.

         Preopening costs-Preopening costs represent the direct salaries and other operating costs incurred by the Company prior to opening new permanent or temporary facilities. The Company accounts for start-up activities under provisions of the AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities to be expensed as incurred.

         Earnings per share-Basic and diluted earnings per share (EPS) are calculated in accordance with Statement No. 128, Earnings Per Share. The number of weighted average shares used in computing basic and diluted EPS are as follows:

                                                 Six months
                                 Year ended        ended            Year ended June 30,
                                December 31,     December 31,   ----------------------------
                                   2001             2000             2000            1999
                                ------------    ------------    ------------     -----------
         Basic EPS                37,955,000      37,872,000      36,482,000      35,566,000
         Effect of options           299,000         208,000         844,000       1,019,000
                               -------------    ------------    ------------     -----------
         Diluted EPS              38,254,000      38,080,000      37,326,000      36,585,000
                               =============    ============    ============     ===========

         Accounting for stock options-The Company accounts for stock options in accordance with Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method.

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

         Fair value of financial instruments-The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2001 approximates its fair value based on interest rates available on similar borrowings.

         Segment information-Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, has been adopted by the Company for all periods presented in these consolidated financial statements. Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single motorsports segment.

         Recent accounting pronouncements-In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of this statement during 2001, and it did not have a material impact on our results of operations, financial position or cash flows.

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company has elected to adopt the provisions of Statement No. 142 effective January 1, 2002, at which time the Company will cease to record amortization expense on its goodwill. The adoption of Statement No. 142 will result in a $1,454,000 reduction of amortization expense in 2002 as compared to 2001. We expect to complete our analysis of any potential impairment of our goodwill as a result of adopting this standard by the end of the second quarter of 2002.

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

         Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

         We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

         In October 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

         Fiscal year-On January 19, 2001, the Company changed its fiscal year-end from June 30 to December 31. The six-month period ended December 31, 2000 transitioned the Company's reporting period to the new fiscal year-end. Summarized statement of earnings information is as follows:

                                                Six months ended                  Year ended
                                                   December 31,                   December 31,
                                            --------------------------     --------------------------
                                               2000           1999            2000           1999
                                            -----------    -----------     -----------    -----------
                                                           (unaudited)     (unaudited)    (unaudited)
Revenues                                    $39,045,000    $33,652,000     $82,704,000    $74,510,000
Operating earnings                            8,810,000      6,860,000      22,028,000     18,780,000
Earnings from continuing operations           4,856,000      3,331,000      12,498,000      9,902,000
Earnings from discontinued operation         11,056,000     10,440,000      21,568,000     19,969,000
                                            -----------    -----------     -----------    -----------
Net earnings                                $15,912,000    $13,771,000     $34,066,000    $29,871,000
                                            ===========    ===========     ===========    ===========

Earnings per share - basic:
     Earnings from continuing operations    $      0.13    $      0.09     $      0.33    $      0.28
     Earnings from discontinued operation          0.29           0.29            0.58           0.56
                                            -----------    -----------     -----------    -----------
     Net earnings                           $      0.42    $      0.38     $      0.91    $      0.84
                                            ===========    ===========     ===========    ===========

Earnings per share - diluted:
     Earnings from continuing operations    $      0.13    $      0.09     $      0.33    $      0.27
     Earnings from discontinued operation          0.29           0.29            0.57           0.55
                                            -----------    -----------     -----------    -----------
     Net earnings                           $      0.42    $      0.38     $      0.90    $      0.82
                                            ===========    ===========     ===========    ===========


NOTE 4 - Discontinued Operation

         The gaming segment of Dover Downs has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of Dover Downs have been reclassified to report separately the net assets and operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense of $2,645,000, $209,000, $377,000 and $353,000 for the year ended December 31,
2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999, respectively, which has been allocated based upon each company's earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

         A summary of the net assets of this discontinued operation is as follows:

                                                     December 31,
                                            -------------------------------       June 30,
                                                  2001            2000              2000
                                              ------------    ------------      ------------
Current assets                                $ 24,485,000    $ 48,701,000      $ 45,489,000
Property, plant and equipment, net             106,772,000      45,156,000        39,648,000
Current liabilities                            (27,658,000)    (11,535,000)      (14,003,000)
Deferred income taxes                             (946,000)       (764,000)         (632,000)
                                              ------------    ------------      ------------
Net assets of discontinued operation          $102,653,000    $ 81,558,000      $ 70,502,000
                                              ============    ============      ============

     A summary of the operating results of this discontinued operation is as follows:


                                            Year ended    Six months ended       Year ended June 30,
                                            December 31,    December 31,    ----------------------------
                                                2001            2000            2000            1999
                                            ------------    -----------     ------------    ------------
Revenues                                    $186,722,000    $85,441,000     $168,561,000    $139,249,000
Operating earnings                            36,614,000     18,633,000       35,534,000      29,926,000
Earnings before income taxes                  35,594,000     18,633,000       35,318,000      29,841,000
Income taxes                                  14,499,000      7,577,000       14,366,000      12,145,000
                                            ------------    -----------     ------------    ------------
Net earnings                                $ 21,095,000    $11,056,000     $ 20,952,000    $ 17,696,000
                                            ============    ===========     ============    ============

         In conjunction with the spin-off, Dover Downs and Gaming & Entertainment have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

         The Plan of Reorganization sets forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, the continuation of the gaming business following such separation, including the allocation between Dover Downs and Gaming & Entertainment of certain assets and liabilities, and the distribution of shares of Gaming & Entertainment common stock and Class A common stock. After the spin-off, all assets and liabilities relating to the gaming business shall be owned and assumed by Gaming & Entertainment or its subsidiaries, and all assets and liabilities relating to the motorsports business shall be owned and assumed by Dover Downs or its subsidiaries.

         The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

         The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by Dover Downs to those sponsored by Gaming & Entertainment. In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, Dover Downs will transfer to Gaming & Entertainment the assets and liabilities associated with Dover Downs' defined benefit pension plan and the 401(k) plan currently sponsored by Dover Downs with respect to employees who become employees of Gaming & Entertainment (or remain employed by Dover Downs, Inc.) after the spin-off.

         The Transition Support Services Agreement provides for each of Dover Downs and Gaming & Entertainment to provide each other with certain administrative and operational services. The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by Dover Downs and Gaming & Entertainment. Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one year transition period.

         The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, Dover Downs will:

o continue to be the sole and exclusive agent for Gaming & Entertainment in all matters relating to the income, franchise, property, sales and use tax liabilities of Gaming & Entertainment;

o subject to Gaming & Entertainment's obligation to pay for items relating to its gaming business, bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

o continue to have the sole and exclusive responsibility for the preparation and filing of combined federal and combined state income tax returns; and

o subject to the right and authority of Gaming & Entertainment to direct Dover Downs in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Gaming & Entertainment tax adjustment, generally have the powers, in Dover Downs' sole discretion, to contest or compromise any claim or refund on Gaming & Entertainment's behalf.

NOTE 5 - Intercompany Balances

         At December 31, 2001, Gaming & Entertainment owed Dover Downs $7.8 million. This balance will fluctuate prior to the spin-off and primarily represents the payment of certain costs by Dover Downs for Gaming & Entertainment and borrowings under Dover Downs' credit facility maintained for the benefit of Dover Downs and all of its subsidiaries. Dover Downs and Gaming & Entertainment have agreed to cancel any remaining intercompany balances and adjust Dover Downs' stockholders' equity by an equal amount at the date of the spin-off. As such, the intercompany balance is reflected as a reduction to stockholders' equity in the accompanying consolidated balance sheet.

NOTE 6 - Property and Equipment

         Property and equipment consists of the following as of December 31:

                                                          December 31,
                                                  --------------------------        June 30,
                                                      2001           2000             2000
                                                  ------------   -----------      ------------
         Land.................................... $ 27,792,000   $ 28,660,000     $ 28,644,000
         Racing facilities.......................  228,867,000    147,094,000      141,429,000
         Furniture, fixtures and equipment.......   16,126,000     14,875,000        8,367,000
         Construction in progress................      261,000     64,078,000       27,115,000
                                                  ------------   ------------     ------------
                                                   273,046,000    254,707,000      205,555,000
              Less accumulated depreciation......  (27,903,000)   (19,518,000)     (16,310,000)
                                                  ------------   ------------     ------------
                                                  $245,143,000   $235,189,000     $189,245,000
                                                  ============   ============     ============

         Depreciation expense was $8,490,000, $3,235,000, $5,129,000 and
$4,289,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999, respectively.

NOTE 7 - Indebtedness

     Long-term debt is as follows:

                                    December 31,
                          -------------------------------        June 30,
                               2001              2000              2000
                          -------------------------------     -------------
Notes payable to bank     $  110,610,000    $  58,750,000     $  15,000,000
SWIDA loan                    20,540,000       21,125,000        21,125,000
                          --------------    -------------     -------------
                             131,150,000       79,875,000        36,125,000
Less: current portion       (111,245,000)        (585,000)         (585,000)
                          --------------    -------------     -------------
                          $   19,905,000    $  79,290,000     $  35,540,000
                          ==============    =============     =============

         At December 31, 2001, the Company had two credit facilities with a total capacity of $150,000,000. Interest is based, at the Company's option, upon
(i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The $25,000,000 credit facility expires on June 15, 2002 and the $125,000,000 credit facility expires on September 30, 2002. The agreements are for seasonal funding needs, capital improvements and other general corporate purposes. At December 31, 2001, the Company was in compliance with all terms of the facilities and there was $110,610,000 outstanding at a weighted average interest rate of 3.04%. Under the terms of the credit facilities, approximately $13,000,000 of additional borrowings were available to the Company at December 31, 2001.

         The Company has signed a new $105,000,000 credit facility expected to expire on December 31, 2004, but the effectiveness of that agreement is contingent upon the completion of the tax-free spin-off of the Company's gaming operations, and as a result, the amounts outstanding under the Company's $150,000,000 facilities at December 31, 2001 have been classified as short-term. The new credit facility contains minimum net worth, fixed charge coverage and maximum leverage covenant requirements that the Company must comply with in order to avoid the requirement for early payment of the credit facility. Material adverse changes in the Company's results of operation would impact our ability to maintain financial ratios necessary to satisfy these requirements.

         The Company's existing $150,000,000 credit facilities are guaranteed by Dover Downs, Inc. and all of its other subsidiaries. The new $105,000,000 credit facility does not include Dover Downs, Inc., as it will be spun-off. Prior to the new facility becoming effective, $45 million of the amount outstanding under the existing Dover Downs credit facilities will be paid down through a new $55 million credit facility which has been established by Gaming & Entertainment.

         A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2001, $3,161,000 of the Company's cash balance is restricted by the SWIDA loan. Satisfy a standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

         The scheduled maturities of long-term debt outstanding at December 31, 2001 are as follows: 2002-$111,245,000; 2003-$685,000; 2004-$745,000;
2005-$805,000; 2006-$875,000; and thereafter-$16,795,000.

NOTE 8 - Income Taxes

         The current and deferred income tax provisions (benefits) from continuing operations are as follows:

                     Year ended     Six months ended     Years ended June 30,
                     December 31,     December 31,     ------------------------
                         2001            2000             2000          1999
                     ------------     ------------     ----------    ----------
Current:
     Federal         $(1,263,000)     $  822,000       $  308,000    $3,839,000
     State             1,916,000       1,045,000        1,707,000     1,360,000
                     -----------      ----------       ----------    ----------
                         653,000       1,867,000        2,015,000     5,199,000
Deferred:
     Federal           5,670,000       2,103,000        6,092,000     1,491,000
     State              (570,000)        (25,000)          74,000        45,000
                     -----------      ----------       ----------    ----------
                       5,100,000       2,078,000        6,166,000     1,536,000
                     -----------      ----------       ----------    ----------
Total income taxes   $ 5,753,000      $3,945,000       $8,181,000    $6,735,000
                     ===========      ==========       ==========    ==========

         Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carryforwards (expiring through 2021). The Company believes that it is more likely than not that the deferred tax assets will be realized based upon reversals of existing taxable temporary differences and future income.

         A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                      Year ended     Six months ended   Years ended June 30,
                                      December 31,     December 31,     --------------------
                                         2001              2000           2000        1999
                                      ------------   ----------------     ----        ----
Federal tax at statutory rate            35.0%             35.0%         35.0%       35.0%
State taxes, net of federal benefit       6.8%              7.5%          6.0%        5.7%
Non-deductible goodwill and other         3.8%              2.3%          1.7%        1.6%
                                         -----             -----         -----       -----
Effective income tax rate                45.6%             44.8%         42.7%       42.3%
                                         =====             =====         =====       =====


NOTE 9 - Pension Plan

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

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                        December 31,            June 30,
                                                 --------------------------    ----------
                                                    2001           2000           2000
                                                 -----------    -----------    ----------
Change in benefit obligation:
Benefit obligation at beginning of period        $ 3,114,000    $ 2,458,000   $ 1,819,000
Service cost                                         569,000        242,000       399,000
Interest cost                                        232,000         99,000       154,000
Transfer from Rollins Truck Leasing Plan             736,000              -             -
Actuarial loss                                       336,000        326,000       121,000
Benefits paid                                        (54,000)       (11,000)      (35,000)
                                                 -----------    -----------   -----------
Benefit obligation at end of period                4,933,000      3,114,000     2,458,000

Change in plan assets:
Fair value of plan assets at beginning of period   1,762,000      2,409,000     1,673,000
Actual return/(loss) on plan assets                   77,000       (636,000)      238,000
Transfer from Rollins Truck Leasing Plan             835,000              -             -
Employer contribution                                250,000              -       533,000
Benefits paid                                        (54,000)       (11,000)      (35,000)
                                                 -----------    -----------   -----------
Fair value of plan assets at end of period         2,870,000      1,762,000     2,409,000

Funded status                                     (2,063,000)    (1,352,000)      (49,000)
Unrecognized net loss/(gain)                       1,263,000        979,000       (88,000)
Unrecognized prior service cost                      454,000        530,000       263,000
                                                 -----------    -----------   -----------
(Accrued)/prepaid pension cost                   $  (346,000)   $   157,000   $   126,000
                                                 ===========    ===========   ===========

         At December 31, 2001, the assets of the plan were invested 43% in equity funds, 24% in intermediate bond funds and the remainder in money market funds. The discount rate for the year ended December 31, 2001 was 7%, the six months ended December 31, 2000 was 7.5%, and for the years ended June 30, 2000 and 1999 was 8%. The assumed rate of compensation increase was 5% and the expected long-term rate of return on assets was 9% for all periods presented.

         The components of net periodic pension cost are as follows:

                                            Year ended   Six months ended    Years ended June 30,
                                           December 31,    December 31,      ---------------------
                                              2001             2000            2000         1999
                                           ------------  ----------------    ---------    --------
Service cost                                $ 569,000       $ 242,000        $ 399,000   $ 328,000
Interest cost                                 232,000          99,000          154,000     104,000
Expected return on plan assets               (174,000)       (106,000)        (160,000)    (82,000)
Recognized net actuarial loss                  50,000               -                -      10,000
Net amortization                               32,000          16,000           32,000      23,000
                                            ---------       ---------        ---------   ---------
                                            $ 709,000       $ 251,000        $ 425,000   $ 383,000
                                            =========       =========        =========   =========

         Total retirement plan cost attributable to Gaming & Entertainment, which is included in the net periodic benefit cost above, was $502,000, $143,000, $286,000 and $241,000 during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, respectively.

         The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees.

         Pursuant to the terms of the Employee Benefits Agreement entered into between the Company and Gaming & Entertainment, the Company will transfer to Gaming & Entertainment the assets and liabilities associated with the Company's defined benefit pension plans and 401(k) plan with respect to employees who are Gaming & Entertainment employees after the spin-off.

NOTE 10 - Stockholders' Equity

         Changes in the components of stockholders' equity are as follows:

                                                                $.10 Par
                                               $.10 Par           Value
                                                 Value           Class A         Additional
                                                Common           Common            Paid-in          Retained
                                                 Stock            Stock            Capital          Earnings
                                            --------------    -------------     -------------    -------------
Balance at June 30, 1998                    $      300,000    $   1,225,000     $  21,109,000    $  48,731,000

Net earnings                                                                                        26,891,000
Dividends on common stock,
     $.175 per share                                                                                (6,213,000)
Exercise of stock options                            4,000            8,000           155,000
Grand Prix acquisition                             252,000                         80,196,000
Two-for-one split                                  556,000        1,221,000        (1,777,000)
Conversion of Class A shares                        28,000          (28,000)
                                            --------------    -------------     -------------    -------------
Balance at June 30, 1999                         1,140,000        2,426,000        99,683,000       69,409,000

Net earnings                                                                                        31,925,000
Issuance of common stock, net                      150,000                         19,035,000
Dividends on common stock,
     $.18 per share                                                                                 (6,550,000)
Exercise of stock options                           11,000           58,000           504,000
Conversion of Class A shares                        79,000          (79,000)
                                            --------------    -------------     -------------    -------------
Balance at June 30, 2000                         1,380,000        2,405,000       119,222,000       94,784,000

Net earnings (six months)                                                                           15,912,000
Dividends on common stock,
     $.09 per share                                                                                 (3,407,000)
Exercise of stock options                            5,000                             81,000
Conversion of Class A shares                        20,000          (20,000)
                                            --------------    -------------     -------------    -------------
Balance at December 31, 2000                     1,405,000        2,385,000       119,303,000      107,289,000

Net earnings                                                                                        27,966,000
Dividends on common stock,
     $.18 per share                                                                                 (6,830,000)
Exercise of stock options                           14,000                            246,000
Tax benefit of exercised stock options                                                531,000
Conversion of Class A shares                         9,000           (9,000)
                                            --------------    -------------     -------------    -------------
Balance at December 31, 2001                $    1,428,000    $   2,376,000     $ 120,080,000    $ 128,425,000
                                            ==============    =============     =============    =============

         Holders of Common Stock have one vote per share and holders of Class A Common Stock have ten votes per share. There is no cumulative voting. Shares of Class A Common Stock are convertible at any time into shares of Common Stock on a share for share basis at the option of the holder thereof. Dividends on Class A Common Stock cannot exceed dividends on Common Stock on a per share basis. Dividends on Common Stock may be paid at a higher rate than dividends on Class A Common Stock. The terms and conditions of each issue of Preferred Stock are determined by the Board of Directors. No Preferred shares have been issued.

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

         The Company has a stock option plan pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

         Historically, certain Gaming & Entertainment employees have participated in the Dover Downs stock option plan. In conjunction with the spin-off, Gaming & Entertainment has adopted a stock option plan under which 1,500,000 shares of common stock have been reserved for issuance to Gaming & Entertainment employees. Following the spin-off, outstanding stock option grants under the Dover Downs plan held by Gaming & Entertainment employees will be replaced with Gaming & Entertainment stock option grants. The Gaming & Entertainment grants will have the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the Dover Downs stock option grants being replaced. At December 31, 2001, there were approximately 293,514 Dover Downs stock option grants held by Gaming & Entertainment employees subject to replacement with Gaming & Entertainment stock option grants. Gaming & Entertainment cannot determine the exact number of shares of its common stock that will be subject to substitute grant until after the spin-off.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                      December,               June,
                                   --------------         --------------
                                    2001    2000           2000    1999
                                    ----    ----           ----    ----
Risk-free interest rate             4.30%   5.75%             6%      6%
Volatility                            38%     46%            47%     25%
Expected dividend yield             1.18%   1.27%          1.35%   1.02%
Expected life (in years)             6.5     6.5            6.5     6.5

         The weighted-average fair value of options granted during the year ended December 31, 2001, the six-month period ended December 31, 2000, and the years ended June 30, 2000 and 1999 was $4.70, $5.37, $5.58 and $4.73,
respectively.

         Had compensation cost been recognized in accordance with SFAS No. 123, the Company's diluted earnings per share disclosed in the accompanying financial statements would be reduced by approximately $.02 in 2001, $.01 per share in the six-month period ended December 31, 2000, $.02 per share in fiscal 2000, and $.01 per share in fiscal 1999.

         Option activity was as follows:

                                                    December 31,                    June 30,
                                            ---------------------------     -------------------------
                                               2001            2000           2000            1999
                                            ----------       ----------     ----------     ----------
Number of options:
Outstanding at beginning of period           1,156,030        1,154,522      1,642,406      1,035,528
Granted                                         65,000           60,000        218,000        734,562
Exercised                                     (137,788)         (58,492)      (680,884)      (127,684)
Expired                                       (120,500)               -        (25,000)             -
                                            ----------       ----------     ----------     ----------
Outstanding at end of period                   962,742        1,156,030      1,154,522      1,642,406
                                            ==========       ==========     ==========     ==========

At period end:
Options available for grant                    207,410          151,910        211,910        404,910
Options exercisable                            512,790          562,998        563,243        932,545
Weighted Average Exercise Price:
     Options granted                        $    11.55       $    11.18     $    11.48     $     4.66
     Options exercised                      $     1.87       $     1.52     $      .83     $     1.32
     Options outstanding                    $     8.76       $     8.19     $     7.70     $     4.38
     Options exercisable                    $     6.23       $     4.56     $     3.63     $     1.59

         At December 31, 2001, the range of exercise prices of outstanding options was $0.87-$16.19.

         Included in the 734,562 options and the weighted average exercise price for options granted in 1999 are 512,062 options relating to the Grand Prix Association of Long Beach acquisition. The Grand Prix options were converted into Dover Downs options at an exercise price of $.87 per share.

NOTE 11 - Related Party Transactions

         During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999, the Company purchased certain paving, site work and construction services involving total payments of $572,000, $187,000, $432,000 and $432,000 from a company wholly-owned by an employee/director. During the six-month period ended December 31, 2000, the Company purchased an aircraft from a company wholly-owned by the aforementioned employee/director for $6,029,000. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (RTLC), which were related to the Company through common ownership, during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $6,000, $20,000, $37,000 and $30,000, respectively. Gaming & Entertainment purchased administrative services from RTLC during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the years ended June 30, 2000 and 1999. The total cost of these services, which have been included in earnings from discontinued operation in the Consolidated Statement of Earnings, was $71,000, $233,000, $420,000 and $350,000, respectively. RTLC ceased to provide these services effective in April 2001.

         During the year ended December 31, 2001, the six months ended December 31, 2000 and the years ended June 30, 2000 and 1999, Gaming & Entertainment allocated corporate costs of $2,307,000, $828,000, $1,640,000 and $1,414,000, respectively, to Dover Downs. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

         Subsequent to the spin-off, use of Gaming & Entertainment's 5/8-mile harness racing track will be under an easement granted by Dover Downs which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by Dover Downs and is on the inside of Dover Downs' one-mile motorsports speedway. The indoor grandstands will be used by the Company free of charge in connection with its motorsports events and are owned by Gaming & Entertainment. Dover Downs also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

         The Transition Support Services Agreement provides for each of Dover Downs and Gaming & Entertainment to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to Note 4 - Discontinued Operations for further discussion.

         At the date of the acquisition of Grand Prix Association of Long Beach, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of December 31, 2001, $92,000 was outstanding from a current director of the Company. This remaining balance was repaid in full in January 2002.

NOTE 12 - Commitments and Contingencies

         Prior to December 28, 2001, Nashville Speedway, USA, a wholly-owned subsidiary of the Company, leased the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring September 30, 2007, or earlier on September 30, 2002 at the Company's option. Effective December 28, 2001, Nashville Speedway, USA assigned its lease of this facility to a third party. As a result, the Company's operations at this facility ceased. Total rental expense charged to the Company was a function of the profitability of the Nashville operation conducted at the fairgrounds. There was no rent expense for the year ended December 31, 2001 or the six-month period ended December 31, 2000. For the years ended June 30, 2000 and 1999, $46,000 and $210,000, respectively, was charged to rent expense.

         The Company leases certain property at the Madison, Illinois facility with leases expiring at various dates through 2070. The leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations for these leases amounted to $243,000 for the year ended December 31, 2001, $122,000 for the six-month period ended December 31, 2000, and $236,000 and $222,000 for the years ended June 30, 2000 and 1999, respectively. The minimum lease payments due under these leases are as follows:

          2002                                $  224,000
          2003                                   224,000
          2004                                   224,000
          2005                                   224,000
          2006                                   224,000
          Thereafter                          $4,255,000

         In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through Nashville Speedway, USA. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be in or around July of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes (the taxes) generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued on behalf of the Company by several banks and the bonds would become a liability of the Company.

         The Company received a notice of proposed tax adjustment for the years 1997 through 2000 related to a state sales and use tax audit. The Company is vigorously contesting the notice. Final proposed adjustments have not been received for these years. Management believes that the ultimate outcome of the audit will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

         The Company is from time to time a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

NOTE 13 - Quarterly Results - in thousands, except per share data (unaudited)

                                            March 31    June 30   September 30  December 31
                                            --------    -------   ------------  -----------
Year Ended December 31, 2001
Revenues                                    $ 1,076     $46,506     $35,891      $ 3,078
Operating (loss) earnings                    (5,659)     16,301      11,301       (7,705)
(Loss) earnings from continuing operations   (3,347)      8,954       6,093       (4,829)
Earnings from discontinued operation          5,729       5,414       5,298        4,654
                                            -------     -------     -------      -------
Net earnings (loss)                         $ 2,382     $14,368     $11,391      $  (175)

Net earnings (loss) per share - basic:
     Continuing operations                  $  (.09)    $   .24     $   .16      $  (.13)
     Discontinued operation                     .15         .14         .14          .13
                                            -------     --------    --------     -------
Total                                       $   .06     $   .38     $   .30      $     -

Net earnings (loss) per share - diluted:
     Continuing operations                  $  (.09)    $   .24     $   .16      $  (.13)
     Discontinued operation                     .15         .14         .14          .13
                                            -------     -------     -------      -------
Total                                       $   .06     $   .38     $   .30      $     -

Six Months Ended December 31, 2000
Revenues                                    $     -     $     -     $33,951      $ 5,094
Operating earnings (loss)                         -           -      13,121       (4,311)
Earnings (loss) from continuing operations        -           -       7,664       (2,808)
Earnings from discontinued operation              -           -       5,551        5,505
                                            -------     -------     -------      -------
Net earnings                                $     -     $     -     $13,215      $ 2,697

Net earnings (loss) per share - basic:
     Continuing operations                  $     -     $     -     $   .20      $  (.07)
     Discontinued operation                       -           -         .15          .14
                                            -------     -------     -------      -------
Total                                       $     -     $     -     $   .35      $   .07

Net earnings (loss) per share - diluted:
     Continuing operations                  $     -     $     -     $   .20      $  (.07)
     Discontinued operation                       -           -         .15          .14
                                            -------     -------     -------      -------
Total                                       $     -     $     -     $   .35      $   .07

                                            September 30  December 31   March 31    June 30
                                            ------------  -----------   --------    -------
Year Ended June 30, 2000
Revenues                                      $28,610      $ 5,042       $ 1,071    $42,588
Operating earnings (loss)                      10,339       (3,479)       (4,324)    17,542
Earnings (loss) from continuing operations      5,663       (2,332)       (2,809)    10,451
Earnings from discontinued operation            5,581        4,859         5,140      5,372
                                              -------      -------       -------    -------
Net earnings                                  $11,244      $ 2,527       $ 2,331    $15,823

Net earnings (loss) per share - basic:
     Continuing operations                    $   .16      $  (.06)      $  (.08)   $   .28
     Discontinued operation                       .15          .13           .14        .14
                                              -------      -------       -------    -------
Total                                         $   .31      $   .07       $   .06    $   .42

Net earnings (loss) per share - diluted:
     Continuing operations                    $   .16      $  (.06)      $  (.08)   $   .28
     Discontinued operation                       .15          .13           .14        .14
                                              -------      -------       -------    -------
Total                                         $   .31      $   .07       $   .06    $   .42

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.