Form 10-Q
period 2002-03-31
DOVER MOTORSPORTS INC
filed 2002-05-10
CIK 1017673

________________________________________________________________________________


                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

________________________________________________________________________________

                                    Form 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the quarterly period ended March 31, 2002

                         Commission file number 1-11929
                         ------------------------------

                             Dover Motorsports, Inc.
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

                         Dover Downs Entertainment, Inc.
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

As of April 30, 2002, the number of shares of each class of the Registrant's common stock outstanding is as follows:

          Common Stock -                  14,284,252 shares
          Class A Common Stock -          23,769,085 shares

Part I - Financial Information

Item 1.  Financial Statements

                             DOVER MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                     In Thousands, Except Per Share Amounts
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                           2002                 2001
                                                                                          -------              -------
Revenues ............................................................................     $   996              $ 1,076

Expenses:
    Operating .......................................................................       2,193                1,986
    Depreciation and amortization ...................................................       2,357                2,042
    General and administrative ......................................................       3,511                2,707
                                                                                          -------              -------
                                                                                            8,061                6,735
                                                                                          -------              -------

Operating loss ......................................................................      (7,065)              (5,659)

Interest income .....................................................................          13                  128

Interest expense, net ...............................................................        (897)                  --
                                                                                          -------              -------

Loss from continuing operations before income taxes .................................      (7,949)              (5,531)

Income tax benefit ..................................................................      (3,586)              (2,184)
                                                                                          -------              -------

Loss from continuing operations .....................................................      (4,363)              (3,347)

Earnings from discontinued operation, net of income taxes of
$3,542 in 2002 and $3,927 in 2001 ...................................................       5,168                5,729

Direct costs of spin-off, net of income tax benefit of $90 ..........................        (691)                  --
                                                                                          -------              -------

Net earnings ........................................................................     $   114              $ 2,382
                                                                                          =======              =======

Earnings (loss) per common share - basic:
    Loss from continuing operations .................................................     $ (0.12)             $ (0.09)
    Earnings from discontinued operation ............................................        0.12                 0.15
                                                                                          -------              -------
    Net earnings ....................................................................     $    --              $  0.06
                                                                                          =======              =======

Earnings (loss) per common share - diluted:
    Loss from continuing operations .................................................     $ (0.12)             $ (0.09)
    Earnings from discontinued operation ............................................        0.12                 0.15
                                                                                          -------              -------
    Net earnings ....................................................................     $    --              $  0.06
                                                                                          =======              =======

   The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                           CONSOLIDATED BALANCE SHEET
                In Thousands, Except Share and Per Share Amounts

                                                                              (Unaudited)
ASSETS                                                                         March 31,      December 31,
Current assets:                                                                  2002             2001
                                                                               ---------      ------------
     Cash and cash equivalents ...........................................     $   4,564      $      2,948
     Accounts receivable .................................................         5,152             4,170
     Inventories .........................................................           423               423
     Prepaid expenses and other ..........................................         7,407             3,127
     Receivable from Dover Downs Gaming & Entertainment, Inc .............        45,000                --
     Income taxes receivable .............................................         6,181             3,819
     Deferred income taxes ...............................................           186               120
                                                                               ---------      ------------
          Total current assets ...........................................        68,913            14,607

Property and equipment, net ..............................................       243,711           245,143
Restricted cash ..........................................................         1,505             3,161
Other assets, net ........................................................         1,482             1,503
Goodwill, net ............................................................        50,489            50,489
Net assets of discontinued operation .....................................            --           102,653
                                                                               ---------      ------------
          Total assets ...................................................     $ 366,100      $    417,556
                                                                               =========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................     $   3,232      $      1,024
     Accrued liabilities .................................................         3,057             3,394
     Current portion of long-term debt ...................................           685               635
     Notes payable to banks (Note 6) .....................................            --           110,610
     Deferred revenue ....................................................        32,536            12,912
                                                                               ---------      ------------
          Total current liabilities ......................................        39,510           128,575

Notes payable to banks (Note 6) ..........................................       103,731                --
Long-term debt ...........................................................        19,220            19,905
Other liabilities ........................................................           131               131
Deferred income taxes ....................................................        25,047            24,426

Commitments and contingencies (see Notes to the Consolidated
   Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized;
issued and outstanding: none .............................................            --                --
Common stock, $.10 par value; 75,000,000 shares authorized; issued and
outstanding: 14,284,252 shares ...........................................         1,428             1,428
Class A common stock, $.10 par value; 55,000,000 shares authorized;
issued and outstanding: 23,769,085 shares ................................         2,376             2,376
Additional paid-in capital ...............................................       120,172           120,080
Retained earnings ........................................................        54,485           128,425
                                                                               ---------      ------------
                                                                                 178,461           252,309
Receivable from Dover Downs Gaming & Entertainment, Inc. .................            --            (7,790)
                                                                               ---------      ------------
          Total stockholders' equity .....................................       178,461           244,519
                                                                               ---------      ------------
          Total liabilities and stockholders' equity .....................     $ 366,100      $    417,556
                                                                               =========      ============

   The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In Thousands
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ---------------------------
Cash flows from operating activities:                                     2002            2001
                                                                          ----            ----
   Net earnings .................................................      $     114       $   2,382
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization ..............................          2,357           2,042
     Earnings from discontinued operation, net ..................         (5,168)         (5,729)
     (Increase) decrease in assets:
        Accounts receivable .....................................           (982)           (373)
        Inventories .............................................             --               5
        Prepaid expenses and other ..............................         (4,641)         (4,080)
     Increase (decrease) in liabilities:
        Accounts payable ........................................          2,208              42
        Accrued liabilities .....................................           (337)             16
        Current and deferred income taxes .......................         (1,807)         (1,041)
        Deferred revenue ........................................         19,624          21,136
                                                                       ---------       ---------
Net cash provided by continuing operations ......................         11,368          14,400
                                                                       ---------       ---------

Cash flows from investing activities:
   Capital expenditures .........................................           (543)        (15,342)
   Restricted cash ..............................................          1,656             920
   Other ........................................................             --             (96)
                                                                       ---------       ---------
Net cash provided by (used in) investing activities of continuing
operations ......................................................          1,113         (14,518)
                                                                       ---------       ---------

Cash flows from financing activities:
    Borrowings from revolving debt ..............................         81,270         172,150
    Repayments of revolving debt ................................        (88,149)       (163,650)
    Repayments of long-term debt ................................           (635)           (585)
    Repayment of shareholder loan ...............................             92              --
    Dividends paid ..............................................         (1,713)         (1,706)
                                                                       ---------       ---------
Net cash (used in) provided by financing activities of continuing
operations ......................................................         (9,135)          6,209
                                                                       ---------       ---------
Net cash used in discontinued operation .........................         (1,730)         (1,202)
                                                                       ---------       ---------
Net increase in cash and cash equivalents .......................          1,616           4,889
Cash and cash equivalents, beginning of period ..................          2,948             408
                                                                       ---------       ---------
Cash and cash equivalents, end of period ........................      $   4,564       $   5,297
                                                                       =========       =========

Supplemental information:
   Interest paid ................................................      $   1,432       $     107
                                                                       =========       =========
   Income taxes paid ............................................      $      --       $   1,143
                                                                       =========       =========

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Motorsports, Inc. (formerly Dover Downs Entertainment, Inc.) and its wholly-owned subsidiaries. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonal nature of the Company's business.

     References in this document to "we," "our," "us," "DVD" or "the Company" mean Dover Motorsports, Inc. and its wholly-owned subsidiaries.

NOTE 2 - Business Operations

     Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and are scheduled to promote 18 major events during 2002 in four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League
(IRL) and the National Hot Rod Association (NHRA). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company organizes and promotes the Toyota Grand Prix of Long Beach in California, and the Grand Prix of Denver in Colorado, beginning with the inaugural event scheduled for September 2002. The Company has also entered into agreements with the City of St. Petersburg in Florida and with CART to organize and promote the Grand Prix of St. Petersburg. The inaugural event is expected to be held in February 2003.

     The Company's tax-free spin-off of Dover Downs, Inc., its gaming business, was effective March 31, 2002. The Company changed its name to Dover Motorsports, Inc. and will focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly-owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming & Entertainment to the Company's stockholders on a pro-rata basis. Holders of the Company's common stock or Class A common stock received 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of the Company's common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidated financial statements. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company's continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming & Entertainment, and Gaming & Entertainment became an independent public company. A total of 9,998,976 shares of Gaming & Entertainment common stock and 16,638,359 shares of Gaming & Entertainment Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming & Entertainment was cancelled. See NOTE 4 - Discontinued Operation for further discussion.

NOTE 3 - Summary of Significant Accounting Policies

     Revenue and expense recognition-Revenues, including admissions, broadcasting rights, sponsorships, concessions, luxury suite rentals, and souvenir sales and vendor commissions, and certain direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

     Earnings per share-Basic and diluted earnings per share (EPS) are calculated in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. The number of weighted average shares used in computing basic and diluted EPS are as follows:

                                      Three Months Ended March 31,
                                      ---------------------------
                                         2002            2001
                                      ----------      ----------
               Basic EPS              38,053,337      37,909,977
               Effect of options               -               -
                                      ----------      ----------
               Diluted EPS            38,053,337      37,909,977
                                      ==========      ==========

     Property and equipment-Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended March 31, 2001, the Company incurred and capitalized $1,280,000 of interest cost. During the three months ended March 31, 2002, the Company incurred $897,000 of interest cost, none of which was capitalized.

     Use of estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Reclassifications-Certain reclassifications have been made to the financial statements for the three months ended March 31, 2001 to conform to the financial statement presentation for the three months ended March 31, 2002. These reclassifications have no effect on net income.

     Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $364,000 reduction in amortization expense in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Net earnings and diluted EPS for the three months ended March 31, 2001 would have been $2,746,000 and $0.07, respectively, applying the provisions of Statement No. 142. To comply with the transition provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is primarily being determined through the use of a discounted cash flow methodology. We expect to complete our analysis of any potential impairment of our goodwill as a result of adopting this standard by the end of the second quarter of 2002, and therefore it is not practical at this time to estimate the impact, if any, of adopting this statement.

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

     Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.

     We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

     In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows since the spin-off transaction was governed by the prior rules of APB Opinion No. 30.

NOTE 4 - Discontinued Operation

     The Company's gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the net assets and operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense of $351,000 and $352,000 for the three months ended March 31, 2002 and 2001, respectively, which has been allocated based upon each company's earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

     A summary of the net assets of this discontinued operation is as follows (the March 31, 2002 amounts are immediately prior to the spin-off):

                                                  March 31,       December 31,
                                                    2002              2001
                                               -------------      ------------
     Current assets                            $  18,657,000      $ 24,485,000
     Property and equipment, net                 115,971,000       106,772,000
     Current liabilities                         (25,819,000)      (27,658,000)
     Deferred income taxes                          (988,000)         (946,000)
                                               -------------      ------------
     Net assets of discontinued operation      $ 107,821,000      $102,653,000
                                               =============      ============

     A summary of the operating results of this discontinued operation is as follows:

                                               Three Months Ended March 31,
                                              -----------------------------
                                                  2002              2001
                                             -------------     -------------
     Revenues                                $  49,780,000     $  44,908,000
     Operating earnings                          8,710,000         9,788,000
     Earnings before income taxes                8,710,000         9,656,000
     Income taxes                                3,542,000         3,927,000
     Net earnings                            $   5,168,000     $   5,729,000

     In conjunction with the spin-off, the Company and Gaming & Entertainment have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

     The Plan of Reorganization sets forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, the continuation of the gaming business following such separation, including the allocation between the Company and Gaming & Entertainment of certain assets and liabilities, and the distribution of shares of Gaming & Entertainment common stock and Class A common stock. After the spin-off, all assets and liabilities relating to the gaming business are owned and assumed by Gaming & Entertainment or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

     The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

     The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by the Company to those sponsored by Gaming & Entertainment. In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, the Company will transfer to Gaming & Entertainment the assets and liabilities associated with the Company's defined benefit pension plan and the 401(k) plan currently sponsored by the Company with respect to employees who become employees of Gaming & Entertainment (or remain employed by Dover Downs, Inc.) after the spin-off.

     The Transition Support Services Agreement provides for each of the Company and Gaming & Entertainment to provide each other with certain administrative and operational services. The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and Gaming & Entertainment. Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one year transition period.

     The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, the Company:

..    continues to be the sole and exclusive agent for Gaming & Entertainment in all matters relating to the income, franchise, property, sales and use tax liabilities of Gaming & Entertainment;

..    subject to Gaming & Entertainment's obligation to pay for items relating to its gaming business, bears any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

..    continues to have the sole and exclusive responsibility for the preparation and filing of combined federal and combined state income tax returns; and

..    subject to the right and authority of Gaming & Entertainment to direct the
     Company in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Gaming & Entertainment tax adjustment, generally has the powers, in the Company's sole discretion, to contest or compromise any claim or refund on Gaming & Entertainment's behalf.

NOTE 5 - Intercompany Balances

     Prior to the spin-off, Gaming & Entertainment owed the Company approximately $9.5 million. This balance primarily represented the payment of certain costs by the Company for Gaming & Entertainment and borrowings under the Company's credit facility maintained for the benefit of DVD and all of its subsidiaries. DVD and Gaming & Entertainment have cancelled the intercompany balances and adjusted the Company's stockholders' equity by an equal amount at the date of the spin-off.

     To reflect the entire spin-off transaction as of March 31, 2002, the accompanying consolidated balance sheet includes a receivable from Gaming & Entertainment for the $45 million of the existing DVD credit facility paid down on April 1, 2002. See NOTE 6 - Indebtedness

NOTE 6 - Indebtedness

     Long-term debt is as follows:
                                              March 31,       December 31,
                                                2002              2001
                                           -------------     -------------
     Notes payable to banks                $ 103,731,000     $ 110,610,000
     SWIDA loan                               19,905,000        20,540,000
                                           -------------     -------------
                                             123,636,000       131,150,000
     Less: current portion                      (685,000)     (111,245,000)
                                           -------------     -------------
                                           $ 122,951,000     $  19,905,000
                                           =============     =============

     At March 31, 2002, the Company had two credit facilities with a total capacity of $150,000,000. Interest is based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The $25,000,000 credit facility expires on June 15, 2002 and the $125,000,000 credit facility expires on September 30, 2002. The agreements are for seasonal funding needs, capital improvements and other general corporate purposes. The $150,000,000 credit facilities are guaranteed by Dover Downs, Inc. and all of its other subsidiaries. At March 31, 2002, the Company was in compliance with all terms of the facilities and there was $103,731,000 outstanding at a weighted average interest rate of 3.0%.

     The Company entered into a new $105,000,000 credit facility on February 20, 2002, that expires on February 19, 2005. This new facility replaced the prior $150,000,000 facilities on its April 1, 2002 effective date. The new $105,000,000 credit facility does not include Dover Downs, Inc., as it was spun-off. $45 million of the amount outstanding under the existing DVD credit facilities was paid down on April 1, 2002 through a new $55 million credit facility which has been established by Gaming & Entertainment. To reflect the $45 million pay down as of March 31, 2002, the accompanying consolidated balance sheet includes a receivable from Gaming & Entertainment. The new credit facility contains minimum net worth, fixed charge coverage and maximum leverage covenant requirements. Material adverse changes in the Company's results of operation would impact our ability to maintain financial ratios necessary to satisfy these requirements.

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2002, $1,505,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix Association of Long Beach, Inc., a wholly-owned subsidiary of the Company. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 7 - Stockholders' Equity

     Changes in the components of stockholders' equity are as follows (in thousands):

                                             Class A   Additional
                                  Common      Common    Paid-in   Retained
                                   Stock      Stock     Capital   Earnings
                                   -----      -----     -------   --------
Balance at December 31, 2001    $  1,428      2,376    120,080    128,425
Net earnings                          --         --         --        114
Repayment of shareholder loan         --         --         92         --
Dividends on common stock             --         --         --     (1,713)
Cancellation of receivable
   from Gaming & Entertainment        --         --         --     (9,520)
Debt paid down from Gaming &
   Entertainment on April 1,
   2002                               --         --         --     45,000
Spin-off transaction                  --         --         --   (107,821)
                                --------   --------   --------   --------
Balance at March 31, 2002       $  1,428      2,376    120,172     54,485
                                ========   ========   ========   ========

     The Company has a stock option plan pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

     Historically, certain Gaming & Entertainment employees participated in the DVD stock option plan. In conjunction with the spin-off, Gaming & Entertainment adopted a stock option plan under which 1,500,000 shares of common stock have been reserved for issuance to Gaming & Entertainment employees. Following the spin-off, 125,000 outstanding stock option grants under the Dover Downs plan held by Gaming & Entertainment employees were cancelled and replaced with Gaming & Entertainment stock option grants. The Gaming & Entertainment grants have the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the Dover Downs stock option grants replaced.

NOTE 8 - Related Party Transactions

     During the three months ended March 31, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $164,000 and $495,000, respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these allocations are reasonable.

     At March 31, 2002, Gaming & Entertainment owed the Company $2.7 million for its portion of the Company's consolidated federal income tax liability for 2002. This receivable is included in the income taxes receivable balance reported on the March 31, 2002 balance sheet.

     Use by Gaming & Entertainment of the Company's 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of DVD's one-mile motorsports speedway. The indoor grandstands are used by the Company free of charge in connection with its motorsports events and are owned by Gaming & Entertainment. DVD also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

     In conjunction with the spin-off, the Company and Gaming & Entertainment entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. The Transition Support Services Agreement provides for each of the Company and Gaming & Entertainment to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to Note 4 - Discontinued Operation for further discussion.

NOTE 9 - Commitments and Contingencies

     In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through Nashville Speedway, USA. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be in or around September of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes (the taxes) generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued on behalf of the Company by several banks and the bonds would become a liability of the Company.

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

     On April 4, 2002, the Illinois Supreme Court reversed its earlier decision of April 19, 2001 and ruled that Southwestern Illinois Development Authority ("SWIDA") exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company's subsidiary, Gateway International Motorsports Corp. ("Gateway"). The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $1,000,000 in connection with Gateway's need to expand its parking facilities. The circuit court of St. Clair County originally ruled that SWIDA had properly exercised its authority to take the land. This decision was then reversed by an appellate court. In 2001, the Illinois Supreme Court reversed the appellate court's decision and found that the taking was proper. The Court has now reversed that decision and Gateway intends to pursue an appeal to the United States Supreme Court. If the United States Supreme Court does not choose to hear the case or if Gateway is unsuccessful on appeal, it will (a) be required to find other property or alternate means to meet its parking needs, (b) have the $1,000,000 purchase price refunded, and (c) need to expense approximately $350,000 of legal and engineering costs associated with the purchase. In addition, the former land owner has indicated that it intends to make a claim for attorneys fees alleged to approximate $1,000,000. The Company believes that it has viable defenses to and would vigorously contest any such claim.

     The Company is from time to time a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
-------  -----------------------------------------------------------------------
Of Operations
-------------

     The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

     On July 25, 2001, the Board of Directors of the Company resolved to pursue the separation of its gaming and motorsports business segments into two publicly owned companies. On March 31, 2002, the tax-free spin-off of Dover Downs, Inc., its gaming business, became effective. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from the accompanying consolidated financial statements and our discussions herein.

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

     Revenues decreased by $80,000, or 7.4%, to $996,000, primarily the result of inclement weather negatively impacting several weekly motorsports events promoted by the Company's Mid-West facilities in the first quarter of 2002.

     Operating expenses increased by $207,000, or 10.4%, in the first quarter of 2002 compared with the first quarter of 2001, primarily due to the opening of Nashville Superspeedway in April 2001.

     Depreciation and amortization expense increased by $315,000 primarily due to the opening of Nashville Superspeedway in April 2001 and the addition of grandstand seats at Dover International Speedway in June 2001. The aforementioned increase was offset by the adoption of Statement of Financial Accounting Standards No. 142 which reduced the Company's amortization expense by $364,000 in the first quarter of 2002 as compared to the first quarter of 2001.

     General and administrative expenses increased by $804,000 to $3,511,000 from $2,707,000 in the first quarter of 2001, primarily due to the opening of Nashville Superspeedway in April 2001.

     Net interest expense increased by $1,012,000 primarily the result of the Company capitalizing $1,280,000 of interest related to the construction of major facilities in the first quarter of 2001. No interest was capitalized in the first quarter of 2002. Capitalization of interest on Nashville Superspeedway ceased when the facility opened in April 2001.

     The Company's effective income tax rates for the three months ended March 31, 2002 and 2001 were 45.1% and 39.5%, respectively. The increase resulted primarily from the classification of direct costs of the spin-off as part of the discontinued operation and the non-deductibility of some of these costs for tax purposes.

     The loss from continuing operations increased by $1,016,000, primarily as a result of increased depreciation, interest and general and administrative expenses related to the opening of Nashville Superspeedway in April 2001.

     Earnings from discontinued operation (net of income taxes) were $4,477,000 in the first quarter of 2002 as compared to $5,729,000 in the first quarter of 2001. The decrease of $1,252,000, or 21.8%, was primarily due to direct costs of the spin-off, and operating and depreciation expenses related to the Dover Downs Hotel and Conference Center, offset by increased play in the casino.

Liquidity and Capital Resources

     Net cash provided by continuing operations was $11,368,000 for the three months ended March 31, 2002 compared to $14,400,000 for the three months ended March 31, 2001. The decrease in 2002 as compared to 2001 was primarily due to an increase in the loss from continuing operations before depreciation and amortization expense from $1,305,000 in 2001 to $2,006,000 in 2002, the decrease in deferred revenue related to our sponsorship agreements for the 2002 race season and the timing of certain income tax payments.

     Net cash provided by investing activities was $1,113,000 for the three months ended March 31, 2002 compared to net cash used in investing activities of $14,518,000 for the three months ended March 31, 2001. The change from 2001 to 2002 was primarily due to the completion of Nashville Superspeedway in April 2001.

     Net cash provided by financing activities was $6,209,000 for the three months ended March 31, 2001 as compared to net cash used in financing activities of $9,135,000 for the three months ended March 31, 2002. The change from 2001 to 2002 was primarily due to reduced borrowings under our revolving credit agreement. The repayment of monies advanced to Dover Downs, Inc. is discussed below.

     At March 31, 2002, the Company had two credit facilities with a total capacity of $150,000,000. These credit facilities are guaranteed by Dover Downs, Inc. and all of its other subsidiaries. Amounts outstanding at March 31, 2002 were $103,731,000.

     The Company entered into a new $105,000,000 credit facility on February 20, 2002, that expires on February 19, 2005. This new facility replaced the prior $150,000,000 facilities on its April 1, 2002 effective date. The new $105,000,000 credit facility does not include Dover Downs, Inc. as it was spun-off. $45 million of the amount outstanding under the existing DVD credit facilities was paid down on April 1, 2002 through a new $55 million credit facility which has been established by Gaming & Entertainment. The new credit facility contains minimum net worth, fixed charge coverage and maximum leverage covenant requirements. Material adverse changes in the Company's results of operations would impact our ability to maintain financial ratios necessary to satisfy these requirements.

     We expect to make capital expenditures of approximately $8 million during the remainder of 2002. These projects include improvements necessary to promote our inuagural Grand Prix of Denver event, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for our working capital needs and capital spending requirements in calendar 2002, as well as any cash dividends the board of directors declares. If there are no significant additions to our race schedule, our future capital expenditure requirements should be significantly less than in 2001. As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

     Prior to the spin-off, Gaming & Entertainment owed DVD approximately $9.5 million primarily representing the payment of certain costs by DVD for Gaming & Entertainment and borrowings under DVD's credit facility maintained for the benefit of DVD and all of its subsidiaries. DVD and Gaming & Entertainment have cancelled the intercompany balances and adjusted DVD's stockholders' equity by an equal amount at the date of the spin-off.

Related Party Transactions

     During the three months ended March 31, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $164,000 and $495,000 respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these allocations are reasonable.

     At March 31, 2002, Gaming & Entertainment owed the Company $2.7 million for its portion of the consolidated federal income tax liability for 2002. This receivable is included in the income taxes receivable balance reported on the March 31, 2002 balance sheet.

     Use by Gaming & Entertainment of the Company's 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of DVD's one-mile motorsports speedway. The indoor grandstands are used by the Company free of charge in connection with its motorsports events and are owned by Gaming & Entertainment. DVD also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

     In conjunction with the spin-off, the Company and Gaming & Entertainment entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. The Transition Support Services Agreement provides for each of the Company and Gaming & Entertainment to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to Note 4 - Discontinued Operation for further discussion.

Contractual Obligations

     The Company has issued a standby letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee. Interest only payments are required until September 1, 2002, and will be made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. When the capitalized interest fund is depleted, which is estimated to be in or around September of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made pursuant to the aforementioned letter of credit. The Company believes that the sales and incremental property taxes generated from the facility will satisfy the debt service requirements of the bonds. However, if the debt service is not satisfied from the aforementioned sources, the bonds would become a liability of the Company. If we fail to maintain the letter of credit which secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

     The Company has entered into several sanctioning agreements to conduct motorsports events at its various venues. The Company has held NASCAR-sanctioned events for 33 consecutive years and its subsidiary, Grand Prix Association of Long Beach, has operated the Grand Prix of Long Beach for 28 consecutive years. Nonrenewal of a NASCAR event license or the CART agreement for the Long Beach event would have a material adverse effect on the Company's financial condition and results of operations.

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2002, $1,505,000 of the Company's cash balance is restricted by the SWIDA loan. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix Association of Long Beach, Inc., a wholly-owned subsidiary of the Company. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Goodwill

     The Company has made acquisitions in the past that included goodwill. Under accounting principles generally accepted in the United States of America in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

     Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We expect to complete our analysis of any potential impairment of our goodwill as a result of adopting Statement No. 142 by the end of the second quarter of 2002. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

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

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $364,000 reduction in amortization expense in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Net earnings for the three months ended March 31, 2001 would have been $2,746,000 applying the provisions of Statement No. 142. To comply with the transition provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is primarily being determined through the use of a discounted cash flow methodology. We expect to complete our analysis of any potential impairment of our goodwill as a result of adopting this standard by the end of the second quarter of 2002, and therefore it is not practical at this time to estimate the impact, if any, of adopting this statement.

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

     Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.

     We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

     In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows since the spin-off transaction was governed by the prior rules of APB Opinion No. 30.

Factors That May Affect Operating Results; Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as:
"believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this document, as well as statements containing phrases such as "in our view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made.

     Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

..    success of or changes in our growth strategies;

..    our development and potential acquisition of new facilities;

..    anticipated trends in the motorsports industry;

..    patron demographics;

..    our ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies;

..    our relationships with sponsors;

..    general market and economic conditions, including consumer and corporate spending sentiment;

..    our ability to finance future business requirements;

..    the availability of adequate levels of insurance;

..    our ability to successfully integrate acquired companies and businesses;

..    management retention and development;

..    changes in Federal, state, and local laws and regulations, including environmental regulations;

..    the effect of weather conditions on outdoor event attendance;

..    military or other government actions;

..    air travel; and

..    national or local catastrophic events.

     We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, stockholders should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

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

Our Street Races Depend On City Permits And Good Relationships With City
Officials

     In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-eight years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix events we have planned for Denver, Colorado and St. Petersburg, Florida require that we obtain a variety of licenses and permits. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

     In September 1999, the Sports Authority of Wilson County, Tennessee issued $25,900,000 in revenue bonds to build local infrastructure improvements which will benefit the operation of Nashville Superspeedway. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be in or around September of 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

     Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to five NASCAR-sanctioned events at Dover, Delaware which are currently held in June and September. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.

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

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

     We sponsor and promote outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although we sell many tickets well in advance of the outdoor events and these tickets are non-refundable, poor weather conditions may adversely affect additional ticket sales, and concessions and souvenir sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Item 3.  Quantitative And Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

     The carrying values of DVD's long-term debt approximates its fair value at March 31, 2002 and December 31, 2001. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $103,731,000 at March 31, 2002 under its revolving credit facilities. A change in interest rates of one percent on the balance outstanding at March 31, 2002 would cause a change in total annual interest costs of $1,037,000.

     In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the capitalized interest fund or the sales and incremental property taxes generated from the facility.

Part II - Other Information

Item 1.  Legal Proceedings
-------  -----------------

     On April 4, 2002, the Illinois Supreme Court reversed its earlier decision of April 19, 2001 and ruled that Southwestern Illinois Development Authority ("SWIDA") exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company's subsidiary, Gateway International Motorsports Corp. ("Gateway"). The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $1,000,000 in connection with Gateway's need to expand its parking facilities. The circuit court of St. Clair County originally ruled that SWIDA had properly exercised its authority to take the land. This decision was then reversed by an appellate court. In 2001, the Illinois Supreme Court reversed the appellate court's decision and found that the taking was proper. The Court has now reversed that decision and Gateway intends to pursue an appeal to the United States Supreme Court. If the United States Supreme Court does not choose to hear the case or if Gateway is unsuccessful on appeal, it will (a) be required to find other property or alternate means to meet its parking needs, (b) have the $1,000,000 purchase price refunded, and (c) need to expense approximately $350,000 of legal and engineering costs associated with the purchase. In addition, the former land owner has indicated that it intends to make a claim for attorneys fees alleged to approximate $1,000,000. The Company believes that it has viable defenses to and would vigorously contest any such claim.

     We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 2.  Changes In Securities And Use Of Proceeds
-------  -----------------------------------------

     None.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

    None.

Item 4.  Submission Of Matters To A Vote Of Security Holders
-------  ---------------------------------------------------

    None.

Item 5.  Other Information
-------  -----------------

    None.

Item 6.  Exhibits And Reports On Form 8-K
-------  --------------------------------

(a) Exhibits
    --------

  2.1 Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

  3.1  Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1,
       2002.

  10.1 Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

  10.2 Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

  10.3 Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

  10.4 Real Property Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Registration Statement of Dover Downs Gaming & Entertainment, Inc. Number 1-16791 on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

  10.5 Credit Agreement among Dover Downs Entertainment, Inc. and PNC Bank, Delaware, as agent, dated as of February 20, 2002 as filed with the Company's Annual Report on Form 10-K dated March 21, 2002, is incorporated herein by reference.

  10.6 Guaranty and Suretyship Agreement by and between Dover Downs International Speedway, Inc., Dover Downs Properties, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Grand Prix Association of Long Beach, Inc., Memphis International Motorsports Corporation, M & N Services Corp, Nashville Speedway, USA, Inc., and PNC Bank, Delaware, as agent, dated as of February 20, 2002 as filed with the Company's Annual Report on Form 10-K dated March 21, 2002, is incorporated herein by reference.

(b)  Reports on Form 8-K
     -------------------

     The Company filed three Form 8-Ks, one on January 16, 2002, the second on March 7, 2002 and the third on April 1, 2002, all relative to the spin-off of Dover Downs, Inc., the gaming business of DVD, to the Company's stockholders.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 10, 2002               Dover Motorsports, Inc.
      --------------              -----------------------
                                         Registrant

                                  /s/ Denis McGlynn
                                  -----------------
                                      Denis McGlynn
                                      President and Chief Executive Officer
                                      and Director

                                  /s/ Timothy R. Horne
                                  --------------------
                                      Timothy R. Horne
                                      Vice President-Finance and
                                      Chief Financial Officer