Form 10-K/A
period 2001-12-31
DOVER MOTORSPORTS INC
filed 2002-05-16
CIK 1017673

--------------------------------------------------------------------------------
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                  Form 10-K/A

                                Amendment No. 1

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

Item 6.    Selected Financial Data
-------    -----------------------

     The following table summarizes certain selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this document. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that DVD would have reported if it had operated exclusive of its discontinued gaming operation during the periods presented or in the future. See NOTE 4-Discontinued Operation appearing in the Notes to the Consolidated Financial Statements on page 29 of this Annual Report on Form 10-K.

                                      Five Year Selected Financial Data
                                                 Six Months
                                    Year Ended     Ended
                                   December 31, December 31,          Year Ended June 30,
                                                              --------------------------------------------
                                       2001         2000        2000      1999 (a)      1998        1997
                                       ----         ----        ----      --------      ----        ----
                                                                                                 (unaudited)
Statement of Earnings Data
 (in thousands):
Revenues .........................  $ 86,551      $ 39,045   $  77,311    $ 68,683   $ 25,874     $ 20,516
Expenses:
  Operating ......................    50,882        21,573      41,984      37,138     10,462        7,583
  Depreciation and amortization ..    10,023         4,001       6,671       5,829      1,470          981
  General and administrative .....    11,408         4,661       8,578       8,519      1,436          873
                                    --------      --------   ---------    --------   --------     --------
    Total expenses ...............    72,313        30,235      57,233      51,486     13,368        9,437

Operating earnings ...............    14,238         8,810      20,078      17,197     12,506       11,079
Interest expense (income), net ...     1,614             9         924       1,267       (702)        (969)
                                    --------      --------   ---------    --------   --------     --------
Earnings from continuing
operations before income taxes ...    12,624         8,801      19,154      15,930     13,208       12,048
Income taxes .....................     5,753         3,945       8,181       6,735      5,742        5,160
                                    --------      --------   ---------    --------   --------     --------
Earnings from continuing
operations .......................  $  6,871      $  4,856   $  10,973    $  9,195   $  7,466     $  6,888
                                    ========      ========   =========    ========   ========     ========

Earnings per share(b):
  Basic ..........................  $   0.18      $   0.13   $    0.30    $   0.26   $   0.25     $   0.23
                                    ========      ========   =========    ========   ========     ========
  Diluted ........................  $   0.18      $   0.13   $    0.30    $   0.25   $   0.24     $   0.23
                                    ========      ========   =========    ========   ========     ========

                                          December 31,                         June 30,
                                          -----------           ------------------------------------------
                                       2001         2000        2000        1999        1998        1997
                                       ----         ----        ----        ----        ----        ----
Balance Sheet Data (in thousands):                                                  (unaudited)
Working capital (deficit) .......  $(113,968)    $ (44,740)  $ (45,739)  $ (30,644)   $(11,851)      (c)
Property and equipment, net .....    245,143       235,189     189,245     143,781      38,868       (c)
Total assets ....................    417,556       381,095     334,658     261,742      92,710       (c)
Total stockholders' equity ......  $ 244,519     $ 230,382   $ 217,791   $ 172,658    $ 71,365       (c)

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

         Net cash used in investing activities was $19,729,000 for the year ended December 31, 2001 compared to $76,821,000 for the year ended December 31, 2000. The decrease in 2001 as compared to 2000 was primarily due to the completion of the new Nashville Superspeedway project in April 2001.

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

                                     Dover Motorsports, Inc. (formerly known as
DATED: May 10, 2002                  Dover Downs Entertainment, Inc.)
       ------------                  -------------------------------------------
                                                Registrant

                                     BY: /s/ Denis McGlynn
                                         ---------------------------------------
                                         Denis McGlynn
                                         President and Chief Executive Officer
                                         and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne             Vice President-Finance and     May 10, 2002
-------------------------------  Chief Financial Officer
Timothy R. Horne

/s/ Henry B. Tippie              Chairman of the Board          May 10, 2002
-------------------------------
Henry B. Tippie

/s/ John W. Rollins, Jr.         Director                       May 10, 2002
-------------------------------
John W. Rollins, Jr.

/s/ Patrick J. Bagley            Director                       May 10, 2002
-------------------------------
Patrick J. Bagley

/s/ Jeffrey W. Rollins           Director                       May 10, 2002
-------------------------------
Jeffrey W. Rollins

/s/ Melvin L. Joseph             Director                       May 10, 2002
-------------------------------
Melvin L. Joseph

/s/ R. Randall Rollins           Director                       May 10, 2002
-------------------------------
R. Randall Rollins

/s/ Eugene W. Weaver             Director                       May 10, 2002
-------------------------------
Eugene W. Weaver

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

DOVER DOWNS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

                                                                              December 31,
                                                                       -------------------------      June 30,
                                                                          2001           2000           2000
                                                                       -----------   -----------    ------------
ASSETS
Current assets:
     Cash and cash equivalents......................................   $ 2,948,000   $   408,000     $ 5,277,000
     Accounts receivable............................................     4,170,000     5,055,000      10,517,000
     Inventories....................................................       423,000       333,000         341,000
     Prepaid expenses and other.....................................     3,127,000     3,091,000       3,707,000
     Income taxes receivable........................................     3,819,000          --              --
     Deferred income taxes..........................................       120,000       132,000         137,000
                                                                      ------------  ------------    ------------
          Total current assets......................................    14,607,000     9,019,000      19,979,000

Property and equipment, net.........................................   245,143,000   235,189,000     189,245,000
Restricted cash ....................................................     3,161,000     1,971,000         808,000
Other assets, net...................................................     1,503,000     1,415,000       1,453,000
Goodwill, net.......................................................    50,489,000    51,943,000      52,671,000
Net assets of discontinued operation................................   102,653,000    81,558,000      70,502,000
                                                                      ------------  ------------    ------------
          Total assets..............................................  $417,556,000  $381,095,000    $334,658,000
                                                                      ============  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................  $  1,024,000  $  5,363,000    $  8,479,000
     Accrued liabilities............................................     3,394,000     2,005,000       4,437,000
     Payable to Dover Downs Gaming & Entertainment, Inc. ...........          --      30,551,000      32,515,000
     Income taxes payable...........................................          --       1,378,000       2,225,000
     Current portion of long-term debt..............................       635,000       585,000         585,000
     Notes payable to bank..........................................   110,610,000          --              --
     Deferred revenue...............................................    12,912,000    13,877,000      17,477,000
                                                                      ------------  ------------    ------------
          Total current liabilities.................................   128,575,000    53,759,000      65,718,000

Notes payable to bank...............................................          --      58,750,000      15,000,000
Long-term debt......................................................    19,905,000    20,540,000      20,540,000
Other liabilities...................................................       131,000       156,000         174,000
Deferred income taxes...............................................    24,426,000    17,508,000      15,435,000

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

DOVER DOWNS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Year ended    Six months ended       Years ended June 30,
                                                         December 31,    December 31,   -----------------------------
                                                            2001            2000            2000             1999
                                                        -------------   -------------   -------------    ------------
Cash flows from operating activities:
   Net earnings...................................      $  27,966,000   $  15,912,000   $  31,925,000    $ 26,891,000
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization.............         10,023,000       4,001,000       6,671,000       5,829,000
        Earnings from discontinued operation, net         (21,095,000)    (11,056,000)    (20,952,000)    (17,696,000)
        Tax benefit of options exercised..........            531,000            --              --              --
        (Increase) decrease in assets, net of
           effect of acquisition:
           Accounts receivable....................            885,000       5,462,000      (4,692,000)     (1,378,000)
           Inventories............................            (90,000)          8,000          45,000         (42,000)
           Prepaid expenses and other.............            (36,000)        616,000        (133,000)     (1,984,000)
        Increase (decrease) in liabilities, net
           of effect of acquisition:
           Accounts payable.......................         (4,339,000)     (3,116,000)      5,082,000        (292,000)
           Accrued liabilities....................          1,389,000      (2,432,000)        (15,000)       (269,000)
           Current and deferred income taxes......          1,733,000       1,231,000       6,194,000       1,320,000
           Deferred revenue.......................           (965,000)     (3,600,000)      1,667,000       2,759,000
                                                        -------------   -------------   -------------    ------------
Net cash provided by continuing operations........         16,002,000       7,026,000      25,792,000      15,138,000
                                                        -------------   -------------   -------------    ------------
Cash flows from investing activities:
   Capital expenditures...........................        (18,445,000)    (49,179,000)    (50,592,000)    (36,212,000)
   Restricted cash................................         (1,190,000)    ( 1,163,000)       (261,000)        (19,000)
   Cash acquired in business acquisition..........               --              --              --         1,490,000
   Other..........................................            (94,000)           --          (125,000)           --
                                                        -------------   -------------   -------------    ------------
Net cash used in investing activities of
   continuing operations..........................        (19,729,000)    (50,342,000)    (50,978,000)    (34,741,000)
                                                        -------------   -------------   -------------    ------------
Cash flows from financing activities:
    Borrowings from revolving debt................        639,295,000     155,350,000     152,494,000      42,500,000
    Repayments of revolving debt..................       (587,435,000)   (111,600,000)   (152,994,000)    (29,339,000)
    Repayments of long-term debt..................           (585,000)           --          (335,000)       (760,000)
    Loan repayments...............................               --              --              --           207,000
    Net proceeds from public offering.............               --              --        19,185,000            --
    Dividends paid................................         (6,830,000)     (3,407,000)     (6,550,000)     (6,213,000)
    Proceeds from stock options exercised.........            260,000          86,000         573,000         167,000
    Other assets and liabilities..................            (97,000)        (18,000)        (90,000)       (155,000)
                                                        -------------   -------------   -------------    ------------
Net cash provided by financing activities of
   continuing operations .........................         44,608,000      40,411,000      12,283,000       6,407,000
                                                        -------------   -------------   -------------    ------------
Net cash (used in) provided by discontinued
   operation......................................        (38,341,000)     (1,964,000)     15,648,000      11,827,000
                                                        -------------   -------------   -------------    ------------
Net increase (decrease) in cash and cash
   equivalents....................................          2,540,000      (4,869,000)      2,745,000      (1,369,000)
Cash and cash equivalents, beginning of period....            408,000       5,277,000       2,532,000       3,901,000
                                                        -------------   -------------   -------------    ------------
Cash and cash equivalents, end of period..........      $   2,948,000   $     408,000   $   5,277,000    $  2,532,000
                                                        -------------   -------------   -------------    ------------
Supplemental information:
   Interest paid..................................      $   4,044,000   $     238,000   $   1,515,000    $  1,762,000
                                                        -------------   -------------   -------------    ------------
   Income taxes paid..............................      $   4,020,000   $   2,714,000   $   3,939,000    $  6,153,000
                                                        -------------   -------------   -------------    ------------
Non-cash investing and financing activities:
   Land acquired..................................               --              --              --      $  4,707,000
   Cash paid......................................               --              --              --        (3,054,000)
                                                                                                         ------------
   Land traded....................................               --              --              --      $  1,653,000
                                                                                                         ============
   Stock issued in connection with acquisition....               --              --              --      $ 80,241,000
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

         On March 7, 2002, the Company announced that the tax-free spin-off of Dover Downs, Inc., its gaming business, is expected to be effective March 31, 2002. The Company will change its name to Dover Motorsports, Inc. and focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off, the Company has contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly-owned subsidiary of the Company. On the effective date of the spin-off, the Company will distribute all of the capital stock of Gaming & Entertainment to the Company's stockholders on a pro-rata basis. Holders of the Company's common stock or Class A common stock, will receive 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of the Company's common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock to be distributed will be accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidating financial statements. No gain or loss will be recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company's continuing operations subsequent to the spin-off will consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off will be tax-free to Dover Downs and its stockholders, except for cash received for any fractional shares. Immediately after the spin-off, the Company will not own any shares of Gaming & Entertainment, and Gaming & Entertainment will be an independent public company. The actual number of shares of Gaming & Entertainment stock to be distributed will depend on the number of shares of Dover Downs stock outstanding on the record date. See NOTE 4 - Discontinued Operations for further discussion.

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

         A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2001, $3,161,000 of the Company's cash balance is restricted by the SWIDA loan. Satisfy a standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix, a wholly owned subsidiary. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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