Form 10-Q
period 2002-06-30
DOVER MOTORSPORTS INC
filed 2002-08-07
CIK 1017673

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

                  For the quarterly period ended June 30, 2002

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


                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

   As of July 31, 2002, the number of shares of each class of the Registrant's common stock outstanding is as follows:

      Common Stock -                 14,448,252 shares
      Class A Common Stock -         23,615,085 shares

Part I - Financial Information
Item 1. Financial Statements

                             DOVER MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                     In Thousands, Except Per Share Amounts
                                   (Unaudited)

                                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                                         ---------------------------     -------------------------
                                                                             2002             2001           2002           2001
                                                                             ----             ----           ----           ----
Revenues ............................................................     $ 48,641         $ 46,506       $ 49,637       $ 47,582

Expenses:
    Operating .......................................................       28,346           24,934         30,539         26,920
    Depreciation and amortization ...................................        2,372            2,600          4,729          4,642
    General and administrative ......................................        3,886            2,671          7,397          5,378
                                                                          --------         --------       --------       --------
                                                                            34,604           30,205         42,665         36,940
                                                                          --------         --------       --------       --------
Operating earnings ..................................................       14,037           16,301          6,972         10,642

Interest income .....................................................           25               --             38            128

Interest expense, net ...............................................       (1,138)            (864)        (2,035)          (864)
                                                                          --------         --------       --------       --------

Earnings from continuing operations before income taxes
and cumulative effect of accounting change ..........................       12,924           15,437          4,975          9,906

Income taxes ........................................................        5,542            6,483          1,956          4,299
                                                                          --------         --------       --------       --------

Earnings from continuing operations before cumulative
effect of accounting change .........................................        7,382            8,954          3,019          5,607

Earnings from discontinued operation, net of income
taxes of $3,712 for the three months ended June 30, 2001,
and $3,542 and $7,639 for the six months ended June 30,
2002 and 2001, respectively .........................................           --            5,414          5,168         11,143

Direct costs of spin-off, net of income tax benefit of $90 ..........           --               --           (691)            --
                                                                          --------         --------       --------       --------
Earnings before cumulative effect of accounting change ..............        7,382           14,368          7,496         16,750

Cumulative effect of accounting change for goodwill
impairment ..........................................................           --               --        (28,606)            --
                                                                          --------         --------       --------       --------
Net earnings (loss) .................................................     $  7,382         $ 14,368       $(21,110)      $ 16,750
                                                                          ========         ========       ========       ========

Earnings (loss) per common share - basic:
    Continuing operations before accounting change ..................     $   0.19         $   0.24       $   0.08       $   0.15
    Discontinued operation ..........................................           --             0.14           0.12           0.29
    Accounting change ...............................................           --               --          (0.75)            --
                                                                          --------         --------       --------       --------
    Net earnings (loss) .............................................     $   0.19         $   0.38       $  (0.55)      $   0.44
                                                                          ========         ========       ========       ========

Earnings (loss) per common share - diluted:
    Continuing operations before accounting change ..................     $   0.19         $   0.24       $   0.08       $   0.15
    Discontinued operation ..........................................           --             0.14           0.12           0.29
    Accounting change ...............................................           --               --          (0.75)            --
                                                                          --------         --------       --------       --------
    Net earnings (loss) .............................................     $   0.19         $   0.38       $  (0.55)      $   0.44
                                                                          ========         ========       ========       ========

       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                           CONSOLIDATED BALANCE SHEET
                In Thousands, Except Share and Per Share Amounts

                                                               (Unaudited)
ASSETS                                                           June 30,   December 31,
Current assets:                                                    2002         2001
                                                                   ----         ----
     Cash and cash equivalents ..............................   $     707    $   2,948
     Accounts receivable ....................................      14,247        4,170
     Inventories ............................................         492          423
     Prepaid expenses and other .............................       4,668        3,127
     Income taxes receivable ................................       4,037        3,819
     Deferred income taxes ..................................         114          120
                                                                ---------    ---------
          Total current assets ..............................      24,265       14,607

Property and equipment, net .................................     243,335      245,143
Restricted cash .............................................       1,522        3,161
Other assets, net ...........................................       1,462        1,503
Goodwill, net ...............................................      21,883       50,489
Net assets of discontinued operation ........................          --      102,653
                                                                ---------    ---------
          Total assets ......................................   $ 292,467    $ 417,556
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................   $     935    $   1,024
     Accrued liabilities ....................................       6,151        3,394
     Current portion of long-term debt ......................         685          635
     Notes payable to banks (Note 5) ........................          --      110,610
     Deferred revenue .......................................      21,108       12,912
                                                                ---------    ---------
          Total current liabilities .........................      28,879      128,575

Notes payable to banks (Note 5) .............................      59,688           --
Long-term debt ..............................................      19,220       19,905
Other liabilities ...........................................         123          131
Deferred income taxes .......................................      28,048       24,426

Commitments and contingencies (see Notes to the Consolidated
   Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized;
issued and outstanding: none ................................
Common stock, $.10 par value; 75,000,000 shares authorized;
issued and outstanding: June-14,448,252 shares;
December-14,284,252 shares ..................................       1,444        1,428
Class A common stock, $.10 par value; 55,000,000 shares
authorized; issued and outstanding: June-23,615,085 shares;
December-23,769,085 shares ..................................       2,361        2,376
Additional paid-in capital ..................................     120,204      120,080
Retained earnings ...........................................      32,500      128,425
                                                                ---------    ---------
                                                                  156,509      252,309
Receivable from Dover Downs Gaming & Entertainment, Inc. ....          --       (7,790)
                                                                ---------    ---------
          Total stockholders' equity ........................     156,509      244,519
                                                                ---------    ---------
          Total liabilities and stockholders' equity ........   $ 292,467    $ 417,556
                                                                =========    =========

       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In Thousands
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
Cash flows from operating activities:                                  2002         2001
                                                                    ---------    ---------
   Net (loss) earnings ..........................................   $ (21,110)   $  16,750
   Adjustments to reconcile net (loss) earnings to net
     cash provided by operating activities:
     Depreciation and amortization ..............................       4,729        4,642
     Earnings from discontinued operation, net ..................      (5,168)     (11,143)
     Cumulative effect of accounting change .....................      28,606           --
     (Increase) decrease in assets:
        Accounts receivable .....................................     (10,077)      (8,042)
        Inventories .............................................         (69)        (162)
        Prepaid expenses and other ..............................      (1,901)        (349)
     Increase (decrease) in liabilities:
        Accounts payable ........................................         (89)      (3,261)
        Accrued liabilities .....................................       2,757        2,268
        Current and deferred income taxes .......................       3,410        2,194
        Deferred revenue ........................................       8,196        6,613
                                                                    ---------    ---------
Net cash provided by continuing operations ......................       9,284        9,510
                                                                    ---------    ---------

Cash flows from investing activities:
   Capital expenditures .........................................      (2,520)     (23,538)
   Restricted cash ..............................................       1,639          903
   Other assets .................................................          --          (95)
                                                                    ---------    ---------
Net cash used in investing activities of continuing operations ..        (881)     (22,730)
                                                                    ---------    ---------

Cash flows from financing activities:
    Borrowings from revolving debt ..............................      96,699      176,250
    Repayments of revolving debt ................................    (147,621)    (151,900)
    Debt paid down by Dover Downs Gaming & Entertainment, Inc. ..      45,000           --
    Repayments of long-term debt ................................        (635)        (585)
    Repayment of shareholder loan ...............................          92           --
    Proceeds from stock options exercised .......................          33           89
    Other assets and liabilities ................................          (8)         (80)
    Dividends paid ..............................................      (2,474)      (3,412)
                                                                    ---------    ---------
Net cash (used in) provided by financing activities of continuing
operations ......................................................      (8,914)      20,362
                                                                    ---------    ---------
Net cash used in discontinued operation .........................      (1,730)      (5,465)
                                                                    ---------    ---------
Net (decrease) increase in cash and cash equivalents ............      (2,241)       1,677
Cash and cash equivalents, beginning of period ..................       2,948          408
                                                                    ---------    ---------
Cash and cash equivalents, end of period ........................   $     707    $   2,085
                                                                    =========    =========

Supplemental information:
   Interest paid ................................................   $   2,379    $   1,117
                                                                    =========    =========
   Income taxes paid ............................................   $   1,120    $   1,365
                                                                    =========    =========

       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Motorsports, Inc. (formerly Dover Downs Entertainment, Inc.) and its wholly owned subsidiaries. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonal nature of the Company's business.

     References in this document to "we," "our," "us," "DVD" or "the Company" mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

NOTE 2 - Business Operations

     Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and are scheduled to promote 18 major events during 2002 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League (IRL) and the National Hot Rod Association (NHRA). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Grand Prix of Denver in Colorado, beginning with the inaugural event scheduled for September 2002, and the Grand Prix of St. Petersburg in Florida, beginning with the inaugural event scheduled for February 2003.

     The Company's tax-free spin-off of Dover Downs, Inc., its gaming business, was effective March 31, 2002. The Company changed its name to Dover Motorsports, Inc. and will focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming & Entertainment to the Company's stockholders on a pro-rata basis. Holders of the Company's common stock or Class A common stock received 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of the Company's common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidated financial statements. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company's continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming & Entertainment, and Gaming & Entertainment became an independent public company. A total of 9,998,976 shares of Gaming & Entertainment common stock and 16,638,359 shares of Gaming & Entertainment Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming & Entertainment was cancelled. See NOTE 4 - Discontinued Operation for further discussion.

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

     Earnings per share-Basic and diluted earnings per share (EPS) are calculated using the following number of weighted average shares:

                             Three Months Ended June 30,         Six Months Ended June 30,
                           ------------------------------     -------------------------------
                                 2002              2001              2002              2001
                           -------------    --------------    -------------     -------------
     Basic EPS                38,059,000        37,940,000       38,056,000        37,925,000
     Effect of options           515,000           324,000          411,000           285,000
                           -------------    --------------    -------------     -------------
     Diluted EPS              38,574,000        38,264,000       38,467,000        38,210,000
                           =============    ==============    =============     =============

     Property and equipment-Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and six-month periods ended June 30, 2002, the Company incurred $1,138,000 and $2,035,000 of interest cost, respectively, none of which was capitalized. During the three months ended June 30, 2001, the Company incurred $1,115,000 of interest cost, $251,000 of which was capitalized. During the six months ended June 30, 2001, the Company incurred $2,395,000 of interest cost, of which $1,531,000 was capitalized.

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

     Segment information-The Company accounts for its operating segment in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 provides guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single motorsports segment.

     Reclassifications-Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

     Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $363,000 reduction in amortization expense in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, and a $727,000 reduction in amortization expense in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. To comply with the transitional provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology by an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix Association of Long Beach, Inc. (Grand Prix), a wholly owned subsidiary, as a cumulative effect of an accounting change for the write-off of goodwill in the first six months of 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

     The following schedules reconcile net earnings (loss) and earnings (loss) per share adjusted to exclude after-tax amortization expense for the period prior to adoption of Statement No. 142, and the cumulative effect of the accounting change recognized in the current year (in thousands, except per share amounts):

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------    -------------------------
                                                        2002             2001          2002          2001
                                                     -----------     -----------    -----------   -----------
     Net earnings (loss)                             $     7,382     $    14,368    $   (21,110)  $    16,750
     Earnings from discontinued operation and
        direct costs of spin-off, net of income taxes          -          (5,414)        (4,477)      (11,143)
                                                     -----------     -----------    -----------   -----------
     Earnings (loss) from continuing operations            7,382           8,954        (25,587)        5,607
     Amortization expense, net of
        income tax benefit of $16 for the three
         months ended June 30, 2001 and $33
          for the six months ended June 30, 2001               -             347              -           694
     Cumulative effect of accounting
        change                                                 -               -         28,606             -
                                                     -----------     -----------    -----------   -----------
     Adjusted net earnings from continuing
        operations                                   $     7,382     $     9,301    $     3,019   $     6,301
                                                     ===========     ===========    ===========   ===========

     Earnings Per Common Share - Basic:
     ----------------------------------
     Net earnings (loss)                             $      0.19     $      0.38          (0.55)  $      0.44
     Earnings from discontinued operation                      -           (0.14)         (0.12)        (0.29)
                                                     -----------     -----------    -----------   -----------
     Earnings (loss) from continuing operations             0.19            0.24          (0.67)         0.15
     Amortization expense, net of income tax benefit           -            0.01              -          0.02
     Cumulative effect of accounting
        change                                                 -               -           0.75             -
                                                     -----------     -----------    -----------   -----------
     Adjusted net earnings per share
        from continuing operations                   $      0.19     $      0.25    $      0.08   $      0.17
                                                     ===========     ===========    ===========   ===========

     Earnings Per Common Share - Diluted:
     ------------------------------------
     Net earnings (loss)                             $      0.19     $      0.38    $     (0.55)  $      0.44
     Earnings from discontinued operation                      -           (0.14)         (0.12)        (0.29)
                                                     -----------     -----------    -----------   -----------
     Earnings (loss) from continuing operations             0.19            0.24          (0.67)         0.15
     Amortization expense, net of income tax benefit           -            0.01              -          0.02
     Cumulative effect of accounting
        change                                                 -               -           0.75             -
                                                     -----------     -----------    -----------   -----------
     Adjusted net earnings per share
        from continuing operations                   $      0.19     $      0.25    $      0.08   $      0.17
                                                     ===========     ===========    ===========   ===========

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

     On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of Statement No. 145 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt Statement No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

NOTE 4 - Discontinued Operation

     The Company's former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the net assets and operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense of $332,000 for the three months ended June 30, 2001, and $351,000 and $684,000 for the six months ended June 30, 2002 and 2001, respectively, which has been allocated based upon each company's earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

     A summary of the net assets of this discontinued operation is as follows (the March 31, 2002 amounts are immediately prior to the spin-off):

                                                  March 31,        December 31,
                                                     2002              2001
                                                -------------     -------------
     Current assets                             $  18,657,000     $  24,485,000
     Property and equipment, net                  115,971,000       106,772,000
     Current liabilities                          (25,819,000)      (27,658,000)
     Deferred income taxes                           (988,000)         (946,000)
                                                -------------     -------------
     Net assets of discontinued operation       $ 107,821,000     $ 102,653,000
                                                =============     =============

     A summary of the operating results of this discontinued operation which are included in the net earnings (loss) of DVD is as follows (the Company's tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from discontinued operation in the second quarter of 2002):

                                                Three Months
                                                Ended June 30,      Six Months Ended June 30,
                                                                  -----------------------------
                                                     2001              2002             2001
                                                -------------     ------------------------------
     Revenues                                   $  44,687,000     $  49,780,000    $  89,595,000
     Operating earnings                             9,122,000         8,710,000       18,910,000
     Earnings before income taxes                   9,126,000         8,710,000       18,782,000
     Income taxes                                   3,712,000         3,542,000        7,639,000
     Net earnings                               $   5,414,000     $   5,168,000    $  11,143,000

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

NOTE 5 - Indebtedness

     Long-term debt is as follows:
                                                   June 30,        December 31,
                                                     2002             2001
                                                -------------     -------------
     Notes payable to banks                     $  59,688,000     $ 110,610,000
     SWIDA loan                                    19,905,000        20,540,000
                                                -------------     -------------
                                                   79,593,000       131,150,000
     Less: current portion                           (685,000)     (111,245,000)
                                                -------------     -------------
                                                $  78,908,000     $  19,905,000
                                                =============     =============

     The Company entered into a new $105,000,000 unsecured credit facility on February 20, 2002 that expires on February 19, 2005. This new facility replaced the prior $150,000,000 facilities on its April 1, 2002 effective date. The new $105,000,000 credit facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new $55 million credit facility which has been established by Gaming & Entertainment. Interest is based, at the Company's option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus .5%), plus a margin determined by the Company's leverage ratio. The credit facility contains certain covenants including; minimum net worth, fixed charge coverage and maximum leverage ratio requirements. The Company was not in compliance with the leverage ratio covenant at June 30, 2002, but on July 29, 2002 the Company and the banks entered into an amendment that revised this covenant effective as of June 29, 2002. As a result of the amendment, the Company is now in compliance with the leverage ratio covenant. The Company expects to be in compliance with the covenants at the next measurement date. Material adverse changes in the Company's results of operation would impact our ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company's subsidiaries. At June 30, 2002, there was $59,688,000 outstanding under the facility at a weighted average interest rate of 4.69%.

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,905,000 is outstanding at June 30, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of

Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2002, $1,522,000 of the Company's cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 6 - Stockholders' Equity

     Changes in the components of stockholders' equity are as follows (in thousands):

                                                       Class A       Additional
                                        Common         Common          Paid-in       Retained
                                         Stock          Stock          Capital       Earnings
                                      -----------    -----------     -----------    ----------
Balance at December 31, 2001          $     1,428    $     2,376     $   120,080    $  128,425
Net earnings (loss)                             -              -               -       (21,110)
Repayment of shareholder loan                   -              -              92             -
Proceeds from stock options exercised           1              -              32             -
Dividends paid                                  -              -               -        (2,474)
Conversion of Class A to common                15            (15)              -             -
Cancellation of receivable
   from Gaming & Entertainment                  -              -               -        (9,520)
Debt paid down by Gaming &
   Entertainment on April 1, 2002               -              -               -        45,000
Spin-off transaction                            -              -               -      (107,821)
                                      -----------    -----------     -----------    ----------
Balance at June 30, 2002              $     1,444    $     2,361     $   120,204    $   32,500
                                      ===========    ===========     ===========    ==========

     The Company has a stock option plan pursuant to which the Company's Board of Directors may grant stock options to officers and key employees at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

     Historically, certain Gaming & Entertainment employees participated in the DVD stock option plan. In conjunction with the spin-off, Gaming & Entertainment adopted a stock option plan for its employees. Following the spin-off, grants to purchase 125,000 shares of common stock under the DVD plan held by Gaming & Entertainment employees were cancelled and replaced with Gaming & Entertainment stock option grants.

NOTE 7 - Related Party Transactions

      During the six months ended June 30, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $429,000 and $1,040,000, respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these allocations are reasonable.

     At June 30, 2002, Gaming & Entertainment owed the Company $2.7 million for its portion of the Company's consolidated federal income tax liability for 2002. This receivable is included in the income taxes receivable balance reported on the June 30, 2002 balance sheet and is expected to be received by September 15, 2002.

     Use by Gaming & Entertainment of the Company's 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports speedway. Gaming & Entertainment's indoor grandstands are used by the Company free of charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

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

NOTE 8 - Commitments and Contingencies

     In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through Nashville Speedway, USA. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be September 1, 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes (the taxes) generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued on behalf of the Company by several banks and the bonds would become a liability of the Company.

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

     On April 4, 2002, the Illinois Supreme Court reversed its earlier decision of April 19, 2001 and ruled that Southwestern Illinois Development Authority ("SWIDA") exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company's subsidiary, Gateway International Motorsports Corp. ("Gateway"). The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway's desire to expand its parking facilities. The circuit court of St. Clair County originally ruled that SWIDA had properly exercised its authority to take the land. This decision was then reversed by an appellate court. In 2001, the Illinois Supreme Court reversed the appellate court's decision and found that the taking was proper. The Court has now reversed that decision and Gateway is pursuing an appeal to the United States Supreme Court. If the United States Supreme Court does not choose to hear the case or if Gateway is unsuccessful on appeal, it will (a) be required to find other property or alternate means to meet its parking needs, (b) have the $900,000 purchase price refunded, and (c) need to expense approximately $350,000 of legal and engineering costs associated with the purchase. In addition, the former landowner has indicated that it intends to make a claim for attorney's fees alleged to approximate $900,000. The Company believes that it has viable defenses to and would vigorously contest any such claim.

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

Results of Operations

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

     Revenues increased by $2,135,000, or 4.6%, to $48,641,000, primarily the result of increased admissions and other event related revenue at Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway. The aforementioned increases in revenues were offset by a decline in admission revenues at the Company's Grand Prix of Long Beach and Nashville April Busch Series events.

     Operating expenses increased by $3,412,000, or 13.7%, in the second quarter of 2002 compared with the second quarter of 2001, primarily due to increased purse and sanction fee expenses related to Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway.

     Depreciation and amortization expense decreased by $228,000 primarily due to the adoption of Statement of Financial Accounting Standards No. 142 which reduced the Company's amortization expense by $363,000 in the second quarter of 2002 as compared to the second quarter of 2001. The decrease in amortization expense was offset by an increase in depreciation expense related to the addition of grandstand seats at Dover International Speedway in June 2001.

     General and administrative expenses increased by $1,215,000 to $3,886,000 from $2,671,000 in the second quarter of 2001, primarily due to an increase in wages and related employee benefits, insurance, taxes, and pre-opening expenses related to the inaugural Grand Prix of Denver event scheduled for September 2002 and the inaugural Grand Prix of St. Petersburg event scheduled for February 2003.

     Net interest expense increased by $249,000 primarily the result of the Company capitalizing $251,000 of interest related to the construction of major facilities in the second quarter of 2001. No interest was capitalized in the second quarter of 2002. Capitalization of interest on Nashville Superspeedway ceased when the facility opened in April 2001.

     The Company's effective income tax rates for the three months ended June 30, 2002 and 2001 were 42.9% and 42.0%, respectively. The increase resulted primarily from the limitation of state net operating losses for the Company's Grand Prix subsidiary located in California.

     Earnings from continuing operations decreased by $1,572,000, primarily the result of lower admission revenues at the Company's Grand Prix of Long Beach and Nashville April Busch Series events, increased purse and sanction fee expenses related to Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway, increased general and administrative expenses due to an increase in wages and related employee benefits, insurance, taxes, and pre-opening expenses related to the inaugural Grand Prix of Denver and the inaugural Grand Prix of St. Petersburg, and increased interest expense due to the opening of Nashville Superspeedway in April 2001 at which point capitalization of interest on construction of the Superspeedway ceased. The aforementioned decreases in earnings from continuing operations were offset by an increase in revenues primarily the result of increased admissions and other event related revenue at Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway, and a decrease in depreciation and amortization expense primarily due to the adoption of Statement of Financial Accounting Standards No. 142.

     The Company's tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from discontinued operation in the second quarter of 2002 as compared with the second quarter of 2001.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

     Revenues increased by $2,055,000, or 4.3%, to $49,637,000, primarily the result of increased admissions and other event related revenue at Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway. The aforementioned increases in revenues were offset by a decline in admission revenues at the Company's Grand Prix of Long Beach and Nashville April Busch Series events.

     Operating expenses increased by $3,619,000, or 13.4%, in the first six months of 2002 compared with the first six months of 2001, primarily due to increased purse and sanction fee expenses related to Dover International Speedway's spring NASCAR weekend, the opening of Nashville Superspeedway in April 2001 and the addition of a second Busch Series event at Nashville Superspeedway in 2002.

     Depreciation and amortization expense increased by $87,000 primarily due to the opening of Nashville Superspeedway in April 2001 and the addition of grandstand seats at Dover International Speedway in June 2001. The aforementioned increase was offset by the adoption of Statement of Financial Accounting Standards No. 142 which reduced the Company's amortization expense by $727,000 in the first six months of 2002 as compared to the first six months of 2001.

     General and administrative expenses increased by $2,019,000 to $7,397,000 from $5,378,000 in the first six months of 2001, primarily due to the opening of Nashville Superspeedway in April 2001 and an increase in wages and related employee benefits, insurance, taxes, and pre-opening expenses related to the inaugural Grand Prix of Denver event scheduled for September 2002 and the inaugural Grand Prix of St. Petersburg event scheduled for February 2003.

     Net interest expense increased by $1,261,000 primarily the result of the Company capitalizing $1,531,000 of interest related to the construction of major facilities in the first six months of 2001. No interest was capitalized in the first six months of 2002. Capitalization of interest on Nashville Superspeedway ceased when the facility opened in April 2001.

     The Company's effective income tax rates for the six months ended June 30, 2002 and 2001 were 39.3% and 43.4%, respectively. The decrease resulted primarily from the classification of direct costs of the spin-off as part of the discontinued operation and the non-deductibility of some of these costs for tax purposes.

     Earnings from continuing operations before cumulative effect of accounting change decreased by $2,588,000, primarily the result of lower admission revenues at the Company's Grand Prix of Long Beach and Nashville April Busch Series events, increased purse and sanction fee expenses related to Dover International Speedway's spring NASCAR weekend, the opening of Nashville Superspeedway in April 2001 and the addition of a second Busch Series event at Nashville Superspeedway, increased general and administrative expenses due to the opening of Nashville Superspeedway and an increase in wages and related employee benefits, insurance, taxes, and pre-opening expenses related to the inaugural Grand Prix of Denver and the inaugural Grand Prix of St. Petersburg, and increased interest expense due to the opening of Nashville Superspeedway at which point capitalization of interest on construction of the Superspeedway ceased. The aforementioned decreases in earnings from continuing operations were offset by an increase in revenues primarily the result of increased admissions and other event related revenue at Dover International Speedway's spring NASCAR weekend and the addition of a second Busch Series event at Nashville Superspeedway.

     Earnings from discontinued operation (net of income taxes) were $4,477,000 in the first six months of 2002 compared to $11,143,000 in the first six months of 2001. The Company's tax-free spin-off of its gaming business became effective March 31, 2002 and as a result, earnings from discontinued operation were no longer recognized by the Company subsequent to that date.

     The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with the Grand Prix Association of Long Beach, Inc. (Grand Prix), a wholly owned subsidiary, in the first six months of 2002. The charge resulted from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Liquidity and Capital Resources

     Net cash provided by continuing operations was $9,284,000 for the six months ended June 30, 2002 compared to $9,510,000 for the six months ended June 30, 2001. The decrease in 2002 as compared to 2001 was primarily due to a reduction in earnings from continuing operations before cumulative effect of accounting change and depreciation and amortization expense from $10,249,000 in 2001 to $7,748,000 in 2002, the timing of receipts from customers, and an increase in prepaid insurance and other expenses that are incurred directly by the Company subsequent to the spin-off. The aforementioned decreases in net cash provided by continuing operations were offset by the timing of construction related payments, the timing of certain income tax payments and an increase in deferred revenue related to the inaugural Grand Prix of Denver event.

     Net cash used in investing activities was $881,000 for the six months ended June 30, 2002 compared to $22,730,000 for the six months ended June 30, 2001. The decrease in 2002 was primarily due to the completion of Nashville Superspeedway in April 2001.

     Net cash used in financing activities was $8,914,000 for the six months ended June 30, 2002 as compared to net cash provided by financing activities of $20,362,000 for the six months ended June 30, 2001. The change from 2002 to 2001 was primarily due to reduced borrowings under our revolving credit agreement since the majority of the 2001 borrowings were for construction of the Nashville Superspeedway.

     The Company entered into a new $105,000,000 unsecured credit facility on February 20, 2002 that expires on February 19, 2005. This new facility replaced the prior $150,000,000 facilities on its April 1, 2002 effective date. The new $105,000,000 credit facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new $55 million credit facility which has been established by Gaming & Entertainment. Interest is based, at the Company's option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus .5%) , plus a margin determined by the Company's leverage ratio. The credit facility contains certain covenants including; minimum net worth, fixed charge coverage and maximum leverage ratio requirements. The Company was not in compliance with the leverage ratio covenant at June 30, 2002, but on July 29, 2002 the Company and the banks entered into an amendment that revised this covenant effective June 29, 2002. As a result of the amendment, the Company is now in compliance with the leverage ratio covenant. The Company expects to be in compliance with the covenants at the next measurement date. Material adverse changes in the Company's results of operation would impact our ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company's subsidiaries. At June 30, 2002, there was $59,688,000 outstanding under the facility at a weighted average interest rate of 4.69%.

     We expect to make capital expenditures of approximately $6 million during the second half of 2002. These projects primarily relate to improvements necessary to promote our inaugural Grand Prix of Denver and Grand Prix of St. Petersburg events, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements in calendar 2002, as well as any cash dividends the board of directors may declare. If there are no significant additions to our race schedule, our future capital expenditure requirements should be significantly less than in 2001. As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

Related Party Transactions

     During the six months ended June 30, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $429,000 and $1,040,000, respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these allocations are reasonable.

     At June 30, 2002, Gaming & Entertainment owed the Company $2.7 million for its portion of the consolidated federal income tax liability for 2002. This receivable is included in the income taxes receivable balance reported on the June 30, 2002 balance sheet and is expected to be received by September 15, 2002.

     Use by Gaming & Entertainment of our 5/8-mile harness racing track is under an easement granted by us which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by us and is on the inside of our one-mile motorsports speedway. Gaming & Entertainment's indoor grandstands are used by us free of charge in connection with our motorsports events. We also lease our principal executive office space from Gaming & Entertainment. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming & Entertainment.

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

Contractual Obligations

     The Company has issued a standby letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee. Interest only payments are required until September 1, 2002, and will be made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. When the capitalized interest fund is depleted, which is estimated to be September 1, 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made pursuant to the aforementioned letter of credit. The Company believes that the sales and incremental property taxes generated from the facility will satisfy the debt service requirements of the bonds. However, if the debt service is not satisfied from the aforementioned sources, the bonds would become a liability of the Company. If we fail to maintain the letter of credit which secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

     The Company has entered into several sanctioning agreements to conduct motorsports events at its various venues. The Company has held NASCAR-sanctioned events for 33 consecutive years and its subsidiary, Grand Prix Association of Long Beach, has operated the Grand Prix of Long Beach for 28 consecutive years. Nonrenewal or termination of a sanctioning body event license could have a material adverse effect on the Company's financial condition and results of operations.

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,905,000 is outstanding on June 30, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2002, $1,522,000 of the Company's cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix Association of Long Beach, Inc., a wholly owned subsidiary of the Company. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

     Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We completed our analysis of impairment of our goodwill as a result of adopting Statement No. 142 during the second quarter of 2002 and recorded a non-cash charge of $28,606,000. There are many assumptions and estimates underlying the determination of our impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

Accrued Pension Cost

     The benefits provided by the Company's pension plans are based on years of service and employee's remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of Statement No. 87, Employers' Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $363,000 reduction in amortization expense in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, and a $727,000 reduction in amortization expense in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. To comply with the transitional provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology by an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of an accounting change for the write-off of goodwill in the first six months of 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

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

     On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy

Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of Statement No. 145 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt Statement No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

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

..    availability of air travel; and

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

Our Street Races Depend On City Permits And Good Relationships With City Officials And Others

      In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-eight years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix events we have planned for Denver, Colorado and St. Petersburg, Florida require that we obtain a variety of licenses and permits. Our agreements with the cities of Denver and St. Petersburg extend though 2008 and 2007, respectively. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials. Furthermore, a portion of the Grand Prix of Denver will be run on property leased to us by the Pepsi Center. Therefore, we must maintain an excellent relationship with management of the Pepsi Center.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

     In September 1999, the Sports Authority of Wilson County, Tennessee issued $25,900,000 in revenue bonds to build local infrastructure improvements which will benefit the operation of Nashville Superspeedway. Interest only payments are required until September 1, 2002 and will be made from a capitalized interest fund established from bond proceeds. When the capitalized interest fund is depleted, which is estimated to be September 1, 2002, the debt service on the bonds will be payable solely from sales and incremental property taxes generated from the facility. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

     Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in June and September. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.

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

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

     We sponsor and promote outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although we sell many tickets well in advance of the outdoor events and these tickets are issued on a non-refundable basis, poor weather conditions may adversely affect additional ticket sales, and concessions and souvenir sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in the first six months of 2002. Even after this charge, approximately $21,883,000, or 7.5%, of our total assets as of June 30, 2002, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders' equity.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

     The carrying values of DVD's long-term debt approximates its fair value at June 30, 2002 and December 31, 2001. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $59,688,000 at June 30, 2002 under its revolving credit facilities. A change in interest rates of one percent on the balance outstanding at June 30, 2002 would cause a change in total annual interest costs of $597,000.

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

   None.

Item 3.   Defaults Upon Senior Securities

   None.

Item 4.   Submission Of Matters To A Vote Of Security Holders

   At the Annual Meeting of Stockholders held on May 22, 2002, Denis McGlynn and Jeffrey W. Rollins were re-elected as directors by the Company's stockholders. Directors whose terms of office continued after the meeting were Henry B. Tippie, Denis McGlynn, Patrick J. Bagley, Melvin Joseph, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Eugene W. Weaver. In addition to the election of two directors, the stockholders gave the Board of Directors discretionary authority to effect a reverse stock split in a ratio of one for two.

                                                                              Votes       Votes       Shares
                                                              Votes For      Against    Abstained    Not Voted
                                                             -----------    --------    ---------    ---------
Election of Denis McGlynn ..............................     245,963,659           -    2,991,409    3,020,034
Election of Jeffrey W. Rollins .........................     248,798,009           -      157,059    3,020,034
Authorization for Board of Directors to effect a reverse
stock split in a ratio of one for two ..................     248,471,570     443,414       40,084    3,020,034

Item 5.   Other Information

   None.

Item 6.   Exhibits And Reports On Form 8-K

(a)  Exhibits

  3.1 Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 as filed with the Company's Quarterly Report on Form 10-Q dated May 10, 2002, is incorporated herein by reference.

  10.1 First Amendment to Credit Agreement among Dover Downs Entertainment, Inc. and PNC Bank, National Association, as agent, dated as of March 31, 2002.

  10.2 Second Amendment to Credit Agreement among Dover Motorsports, Inc. and PNC Bank, National Association, as agent, dated as of July 29, 2002.

  99.1 Certification of Periodic Financial Reports

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on April 1, 2002 announcing that the spin-off of Dover Downs, Inc., the gaming business of DVD, to the Company's stockholders was effective.

     The Company filed a Form 8-K on May 10, 2002 announcing the election of Patrick J. Bagley to the position of Vice President - Finance and the appointment of Kenneth K. Chalmers to the Company's Board of Directors and his appointment as chairman of the Company's audit committee.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 7, 2002                Dover Motorsports, Inc.
                                     -----------------------
                                            Registrant

                                     /s/ Denis McGlynn
                                     ---------------------------
                                         Denis McGlynn
                                         President and Chief Executive Officer
                                         and Director

                                     /s/ Patrick J. Bagley
                                     ---------------------------
                                         Patrick J. Bagley
                                         Vice President-Finance and
                                         Chief Financial Officer