Form 10-Q
period 2002-09-30
DOVER MOTORSPORTS INC
filed 2002-11-05
CIK 1017673

--------------------------------------------------------------------------------
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------



                                    Form 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2002

                       Commission file number    1-11929
                       ---------------------------------

                             Dover Motorsports, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                                    51-0357525
(State or Other Jurisdiction of Incorporation)   (I.R.S. Employer Identification Number)


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


   As of October 31, 2002, the number of shares of each class of the Registrant's common stock outstanding is as follows:

           Common Stock -                       15,901,752 shares
           Class A Common Stock -               23,615,085 shares

Part I - Financial Information
Item 1. Financial Statements

                             DOVER MOTORSPORTS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                     In Thousands, Except Per Share Amounts
                                   (Unaudited)

                                                                   Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                     -------------           -------------
                                                                    2002        2001        2002        2001
                                                                  --------    --------    --------    --------
Revenues ......................................................   $ 41,622    $ 35,891    $ 91,259    $ 83,473

Expenses:
    Operating .................................................     25,933      18,896      56,472      45,816
    Depreciation and amortization .............................      2,475       2,751       7,204       7,393
    General and administrative ................................      4,197       2,943      11,594       8,321
                                                                  --------    --------    --------    --------
                                                                    32,605      24,590      75,270      61,530
                                                                  --------    --------    --------    --------
Operating earnings ............................................      9,017      11,301      15,989      21,943

Interest income ...............................................          7          --          45         128

Interest expense ..............................................     (1,337)       (424)     (3,372)     (1,288)
                                                                  --------    --------    --------    --------

Earnings from continuing operations before income taxes and
cumulative effect of accounting change ........................      7,687      10,877      12,662      20,783

Income taxes ..................................................      3,956       4,784       5,912       9,083
                                                                  --------    --------    --------    --------

Earnings from continuing operations before cumulative effect of
accounting change .............................................      3,731       6,093       6,750      11,700

Earnings from discontinued operation, net of income taxes of
$3,631 for the three months ended September 30, 2001, and
$3,542 and $11,270 for the nine months ended September 30,
2002 and 2001, respectively ...................................         --       5,298       5,168      16,441

Direct costs of spin-off, net of income tax benefit of $90 ....         --          --        (691)         --
                                                                  --------    --------    --------    --------
Earnings before cumulative effect of accounting change ........      3,731      11,391      11,227      28,141

Cumulative effect of accounting change for goodwill impairment          --          --     (28,606)         --
                                                                  --------    --------    --------    --------
Net earnings (loss) ...........................................   $  3,731    $ 11,391    $(17,379)   $ 28,141
                                                                  ========    ========    ========    ========

Earnings (loss) per common share - basic:
    Continuing operations before accounting change ............   $   0.10    $   0.16    $   0.18    $   0.31
    Discontinued operation ....................................         --        0.14        0.12        0.43
    Accounting change .........................................         --          --       (0.75)         --
                                                                  --------    --------    --------    --------
    Net earnings (loss) .......................................   $   0.10    $   0.30    $  (0.45)   $   0.74
                                                                  ========    ========    ========    ========

Earnings (loss) per common share - diluted:
    Continuing operations before accounting change ............   $   0.10    $   0.16    $   0.17    $   0.31
    Discontinued operation ....................................         --        0.14        0.12        0.43
    Accounting change .........................................         --          --       (0.74)         --
                                                                  --------    --------    --------    --------
    Net earnings (loss) .......................................   $   0.10    $   0.30    $  (0.45)   $   0.74
                                                                  ========    ========    ========    ========

       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                           CONSOLIDATED BALANCE SHEET
                     In Thousands, Except Per Share Amounts

                                                                     (Unaudited)
                                                                    September 30,    December 31,
                                                                         2002            2001
                                                                    -------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents .................................      $   1,776       $   2,948
     Accounts receivable .......................................         13,022           4,170
     Inventories ...............................................            415             423
     Prepaid expenses and other ................................          2,551           3,127
     Income taxes receivable ...................................          4,127           3,819
     Deferred income taxes .....................................            139             120
                                                                      ---------       ---------
          Total current assets .................................         22,030          14,607

Property and equipment, net ....................................        245,204         245,143
Restricted cash ................................................          2,466           3,161
Other assets, net ..............................................          1,834           1,503
Goodwill, net ..................................................         21,883          50,489
Net assets of discontinued operation ...........................             --         102,653
                                                                      ---------       ---------
          Total assets .........................................      $ 293,417       $ 417,556
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable ..........................................      $   3,753       $   1,024
     Accrued liabilities .......................................          7,023           3,394
     Current portion of long-term debt .........................            685             635
     Notes payable to banks (Note 5) ...........................             --         110,610
     Deferred revenue ..........................................          7,055          12,912
                                                                      ---------       ---------
          Total current liabilities ............................         18,516         128,575

Notes payable to banks (Note 5) ................................         55,050              --
Long-term debt .................................................         19,229          19,905
Other liabilities ..............................................            107             131
Deferred income taxes ..........................................         34,819          24,426

Commitments and contingencies (see Notes to the Consolidated
   Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized;
issued and outstanding: none
Common stock, $.10 par value; 75,000,000 shares authorized;
issued and outstanding: September 30, 2002-15,901,752 shares;
December 31, 2001-14,284,252 shares ............................          1,590           1,428
Class A common stock, $.10 par value; 55,000,000 shares
authorized; issued and outstanding: September 30, 2002-
23,615,085 shares; December 31, 2001-23,769,085 shares .........          2,361           2,376
Additional paid-in capital .....................................        126,276         120,080
Retained earnings ..............................................         35,469         128,425
                                                                      ---------       ---------
                                                                        165,696         252,309
Receivable from Dover Downs Gaming & Entertainment, Inc. .......             --          (7,790)
                                                                      ---------       ---------
          Total stockholders' equity ...........................        165,696         244,519
                                                                      ---------       ---------
          Total liabilities and stockholders' equity ...........      $ 293,417       $ 417,556
                                                                      =========       =========

       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In Thousands
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                            2002         2001
                                                                         ---------    ---------
Cash flows from operating activities:
   Net (loss) earnings ..........................................        $ (17,379)   $  28,141
   Adjustments to reconcile net (loss) earnings to net
     cash provided by operating activities:
     Depreciation and amortization ..............................            7,204        7,393
     Amortization of credit facility origination fees ...........              151           --
     Earnings from discontinued operation, net ..................           (5,168)     (16,441)
     Cumulative effect of accounting change .....................           28,606           --
     (Increase) decrease in assets:
        Accounts receivable .....................................           (8,852)      (5,578)
        Inventories .............................................                8         (111)
        Prepaid expenses and other ..............................              511         (289)
     Increase (decrease) in liabilities:
        Accounts payable ........................................            2,729        1,323
        Accrued liabilities .....................................            3,629        3,251
        Current and deferred income taxes .......................           10,066        4,480
        Deferred revenue ........................................           (5,857)      (8,053)
                                                                         ---------    ---------
Net cash provided by continuing operations ......................           15,648       14,116
                                                                         ---------    ---------

Cash flows from investing activities:
   Capital expenditures .........................................           (6,843)     (26,100)
   Restricted cash ..............................................              695       (1,733)
   Other assets .................................................               --          (95)
                                                                         ---------    ---------
Net cash used in investing activities of continuing operations ..           (6,148)     (27,928)
                                                                         ---------    ---------

Cash flows from financing activities:
    Borrowings from revolving debt agreement ....................          114,094      232,730
    Repayments of revolving debt agreement ......................         (169,645)    (191,530)
    Debt paid down by Dover Downs Gaming & Entertainment, Inc. ..           45,000           --
    Repayments of long-term debt ................................             (635)        (585)
    Repayment of shareholder loan ...............................               92           --
    Proceeds from sale of common stock, net .....................            6,213           --
    Proceeds from stock options exercised .......................               38          156
    Credit facility origination fees ............................             (839)          --
    Other assets and liabilities ................................              (24)         (96)
    Dividends paid ..............................................           (3,236)      (5,121)
                                                                         ---------    ---------
Net cash (used in) provided by financing activities of continuing
operations ......................................................           (8,942)      35,554
                                                                         ---------    ---------
Net cash used in discontinued operation .........................           (1,730)     (22,150)
                                                                         ---------    ---------
Net decrease in cash and cash equivalents .......................           (1,172)        (408)
Cash and cash equivalents, beginning of period ..................            2,948          408
                                                                         ---------    ---------
Cash and cash equivalents, end of period ........................        $   1,776    $      --
                                                                         =========    =========

Supplemental information:
   Interest paid ................................................        $   4,013    $   2,788
                                                                         =========    =========
   Income taxes paid ............................................        $   1,260    $   1,755
                                                                         =========    =========



       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             DOVER MOTORSPORTS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for Dover Motorsports, Inc. (formerly Dover Downs Entertainment, Inc.) and its wholly owned subsidiaries. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to the seasonal nature of the Company's business.

     References in this document to "we," "our," "us," "DVD" or "the Company" mean Dover Motorsports, Inc. and its wholly owned subsidiaries.


NOTE 2 - Business Operations

     Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and promoted 18 major events during 2002 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (NASCAR), Championship Auto Racing Teams (CART), the Indy Racing League
(IRL) and the National Hot Rod Association (NHRA). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Grand Prix of Denver in Colorado, and the Grand Prix of St. Petersburg in Florida, beginning with the inaugural event scheduled for February 23, 2003.

     The Company's tax-free spin-off of Dover Downs, Inc., its gaming business, was effective March 31, 2002. The Company changed its name to Dover Motorsports, Inc. at that time. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (Gaming & Entertainment), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming & Entertainment to the Company's stockholders on a pro-rata basis. Holders of the Company's common stock or Class A common stock received 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of the Company's common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidated financial statements. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company's continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming & Entertainment, and Gaming & Entertainment became an independent public company. A total of 9,998,976 shares of Gaming & Entertainment common stock and 16,638,359 shares of Gaming & Entertainment Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming & Entertainment was cancelled. See NOTE 4 - Discontinued Operation for further discussion.

NOTE 3 - Summary of Significant Accounting Policies

     Revenue and expense recognition-Revenues, including admissions, broadcasting rights, sponsorships, concessions, luxury suite rentals, and souvenir sales and vendor commissions, and certain direct expenses pertaining to specific events are deferred until the event is held. Expenses primarily including race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies are deferred until the event is held.

     Earnings per share-Basic and diluted earnings per share (EPS) are calculated using the following number of weighted average shares:

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     2002         2001         2002         2001
                                  ----------   ----------   ----------   ----------
     Basic EPS                    38,853,000   37,975,000   38,325,000   37,942,000
     Effect of dilutive options      312,000      337,000      376,000      302,000
                                  ----------   ----------   ----------   ----------
     Diluted EPS                  39,165,000   38,312,000   38,701,000   38,244,000
                                  ==========   ==========   ==========   ==========

     Property and equipment-Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and nine-month periods ended September 30, 2002, the Company incurred $1,337,000 and $3,372,000 of interest cost, respectively, none of which was capitalized. During the three months ended September 30, 2001, the Company incurred $424,000 of interest cost, none of which was capitalized. During the nine months ended September 30, 2001, the Company incurred $2,819,000 of interest cost, of which $1,531,000 was capitalized.

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

     Segment information-The Company accounts for its operating segment in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 provides guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single motorsports segment.

     Reclassifications-Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on net earnings.

     Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $364,000 reduction in amortization expense in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, and a $1,091,000 reduction in amortization expense in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. To comply with the transitional provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology by an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix Association of Long Beach, Inc. (Grand Prix), a wholly owned subsidiary, as a cumulative effect of an accounting change for the write-off of goodwill in the first nine months of 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

     The following schedules reconcile net earnings (loss) and earnings (loss) per share adjusted to exclude after-tax amortization expense for the period prior to adoption of Statement No. 142, and the cumulative effect of the accounting change recognized in the current year (in thousands, except per share amounts):

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                            ---------------------------    --------------------------
                                                                2002            2001           2002           2001
                                                            -----------     -----------    -----------    -----------
     Net earnings (loss)                                    $     3,731     $    11,391    $   (17,379)   $    28,141
     Earnings from discontinued operation and
        direct costs of spin-off, net of income taxes                 -          (5,298)        (4,477)       (16,441)
                                                            -----------     -----------    -----------    -----------
     Earnings (loss) from continuing operations                   3,731           6,093        (21,856)        11,700
     Amortization expense, net of income tax
        benefit of $16 for the three months ended
         September 30, 2001 and $49 for the nine
          months ended September 30, 2001                             -             348              -          1,042
     Cumulative effect of accounting change                           -               -         28,606              -
                                                            -----------     -----------    -----------    -----------
     Adjusted net earnings from continuing
        operations                                          $     3,731     $     6,441    $     6,750    $    12,742
                                                            ===========     ===========    ===========    ===========


     Earnings per common share - basic:
     Net earnings (loss)                                    $      0.10     $      0.30    $     (0.45)   $      0.74
     Earnings from discontinued operation                             -           (0.14)         (0.12)         (0.43)
                                                            -----------     -----------    -----------    -----------
     Earnings (loss) from continuing operations                    0.10            0.16          (0.57)          0.31
     Amortization expense, net of income tax benefit                  -            0.01              -           0.03
     Cumulative effect of accounting change                           -               -           0.75              -
                                                            -----------     -----------    -----------    -----------
     Adjusted net earnings per share
        from continuing operations                          $      0.10     $      0.17    $      0.18    $      0.34
                                                            ===========     ===========    ===========    ===========


     Earnings per common share - diluted:
     Net earnings (loss)                                    $      0.10     $      0.30    $     (0.45)   $      0.74
     Earnings from discontinued operation                             -           (0.14)         (0.12)         (0.43)
                                                            -----------     -----------    -----------    -----------
     Earnings (loss) from continuing operations                    0.10            0.16          (0.57)          0.31
     Amortization expense, net of income tax benefit                  -            0.01              -           0.02
     Cumulative effect of accounting change                           -               -           0.74              -
                                                            -----------     -----------    -----------    -----------
     Adjusted net earnings per share
        from continuing operations                          $      0.10     $      0.17    $      0.17    $      0.33
                                                            ===========     ===========    ===========    ===========

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. We are required and plan to adopt the provisions of Statement No. 143 in 2003. The adoption of Statement No. 143 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows, since the spin-off of our gaming operations was governed by the prior rules of APB Opinion No. 30.

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

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company plans to adopt Statement No. 146 in January 2003. The adoption of Statement No. 146 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, `Goodwill and Other Intangible Assets,' requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the FASB Statement No. 142 goodwill impairment test and provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

NOTE 4 - Discontinued Operation

     The Company's former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the net assets and operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense of $1,066,000 for the three months ended September 30, 2001, and $351,000 and $1,750,000 for the nine months ended September 30, 2002 and 2001, respectively, which has been allocated based upon each company's earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

     A summary of the net assets of this discontinued operation is as follows (the March 31, 2002 amounts are immediately prior to the spin-off):

                                                        March 31,        December 31,
                                                          2002               2001
                                                       ------------      ------------
     Current assets                                    $ 18,657,000      $ 24,485,000
     Property and equipment, net                        115,971,000       106,772,000
     Current liabilities                                (25,819,000)      (27,658,000)
     Deferred income taxes                                 (988,000)         (946,000)
                                                       ------------      ------------
     Net assets of discontinued operation              $107,821,000      $102,653,000
                                                       ============      ============

     A summary of the operating results of this discontinued operation, which are included in the net earnings (loss) of DVD, is as follows (the Company's tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

                                                        Three Months
                                                       Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                         -----------------------------
                                                            2001              2002            2001
                                                       ---------------   -----------------------------
     Revenues                                          $    47,983,000   $  49,780,000   $ 137,578,000
     Operating earnings                                      9,453,000       8,710,000      28,363,000
     Earnings before income taxes                            8,929,000       8,710,000      27,711,000
     Income taxes                                            3,631,000       3,542,000      11,270,000
     Net earnings                                      $     5,298,000   $   5,168,000   $  16,441,000

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

     The Transition Support Services Agreement provides for each of the Company and Gaming & Entertainment to provide each other with certain administrative and operational services. The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and Gaming & Entertainment. Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one-year transition period.

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

NOTE 5 - Indebtedness

     Long-term debt is as follows:
                                                September 30,      December 31,
                                                    2002              2001
                                                -------------     -------------
     Notes payable to banks                     $  55,050,000     $ 110,610,000
     SWIDA loan                                    19,914,000        20,540,000
                                                -------------     -------------
                                                   74,964,000       131,150,000
     Less: current portion                           (685,000)     (111,245,000)
                                                -------------     -------------
                                                $  74,279,000     $  19,905,000
                                                =============     =============

     The Company has a $105,000,000 unsecured credit facility that expires on February 19, 2005. The $105,000,000 credit facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new credit facility which was established by Gaming & Entertainment. Interest is based, at the Company's option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus .5%), plus a margin determined by the Company's leverage ratio. The credit facility contains certain covenants including; minimum net worth, fixed charge coverage and maximum leverage ratio requirements. Material adverse changes in the Company's results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company's subsidiaries. At September 30, 2002, the Company was in compliance with all terms of the facility and there was $55,050,000 outstanding at a weighted average interest rate of 5.1%.

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,914,000 is outstanding at September 30, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2002, $2,466,000 of the Company's cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 8 - Commitments and Contingencies.

NOTE 6 - Stockholders' Equity

     Changes in the components of stockholders' equity are as follows (in thousands):

                                                            Class A       Additional
                                             Common         Common          Paid-in       Retained
                                              Stock          Stock          Capital       Earnings
                                           -----------    -----------     -----------    -----------
Balance at December 31, 2001               $     1,428    $     2,376     $   120,080    $   128,425
Net loss                                             -              -               -        (17,379)
Repayment of shareholder loan                        -              -              92              -
Proceeds from stock options exercised                1              -              37              -
Proceeds from the sale of
    common stock, net                              146              -           6,067              -
Dividends paid, $.085 per share                      -              -               -         (3,236)
Conversion of Class A common
   stock to common stock                            15            (15)              -              -
Cancellation of receivable
   from Gaming & Entertainment                       -              -               -         (9,520)
Debt paid down by Gaming &
   Entertainment on April 1, 2002                    -              -               -         45,000
Spin-off transaction                                 -              -               -       (107,821)
                                           -----------    -----------     -----------    -----------
Balance at September 30, 2002              $     1,590    $     2,361     $   126,276    $    35,469
                                           ===========    ===========     ===========    ===========

     During the third quarter of 2002, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of its common stock for net proceeds of $6,213,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company's common stock on the day preceding the sale which was $4.30 per share. The Company used the proceeds of the sale of common stock to paydown a portion of its borrowings under its revolving credit agreement.

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

     On October 23, 2002, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.01 per share. The dividend will be payable on December 10, 2002 to shareholders of record at the close of business on November 10, 2002.

NOTE 7 - Related Party Transactions

     During the nine months ended September 30, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $714,000 and $1,655,000, respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

     During the three months ended September 30, 2002, Gaming & Entertainment paid the Company $2.7 million for its portion of the Company's consolidated federal income tax liability for 2002.

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

NOTE 8 - Commitments and Contingencies

     In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. The proceeds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through Nashville Speedway, USA. Interest only payments were required until September 1, 2002 and were made from a capitalized interest fund established from bond proceeds. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales and incremental property taxes (the taxes) generated from the facility. As of September 30, 2002, management believes that the taxes will be sufficient to pay the interest and principal on the bonds and therefore, no liability has been recorded on the accompanying balance sheet. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 letter of credit issued on behalf of the Company by several banks and the bonds would become a liability of the Company.

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

     On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority ("SWIDA") exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company's subsidiary, Gateway International Motorsports Corporation ("Gateway"). SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway's desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its parking needs. The $900,000 purchase price is expected to be refunded to the Company shortly. In addition, the owner of the condemned land has indicated that he intends to make a claim for attorney's fees alleged to approximate $1,200,000. The Company believes that it has viable defenses to and will vigorously contest any such claim.

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

     On July 25, 2001, the Board of Directors of the Company resolved to pursue the separation of its gaming and motorsports business segments into two publicly owned companies. On March 31, 2002, the tax-free spin-off of Dover Downs, Inc., its gaming business, became effective. Accordingly, the operations of this business have been reflected as a discontinued operation in the accompanying consolidated financial statements and excluded from our discussions herein.

Results of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

     Revenues increased by $5,731,000, or 16.0%, to $41,622,000, primarily the result of increased admissions and other event related revenue at Dover International Speedway's fall NASCAR weekend and the Company's inaugural Grand Prix of Denver event in September 2002. The aforementioned increases in revenues were offset by a decline in admissions and other event related revenue at the Company's Indy Racing League (IRL) and NASCAR Craftsman Truck Series events at Nashville Superspeedway and at the NASCAR Busch Series event at Gateway International Raceway (Gateway).

     Operating expenses increased by $7,037,000, or 37.2%, in the third quarter of 2002 compared with the third quarter of 2001, primarily due to increased purse and sanction fee expenses related to Dover International Speedway's fall NASCAR weekend and the inclusion of the inaugural Grand Prix of Denver event.

     Depreciation and amortization expense decreased by $276,000 primarily due to the adoption of Statement of Financial Accounting Standards No. 142 which reduced the Company's amortization expense by $364,000 in the third quarter of 2002 as compared to the third quarter of 2001. The aforementioned decrease in amortization expense was partially offset by an increase in depreciation expense related to assets acquired for the inaugural Grand Prix of Denver event and improvements at Dover International Speedway and Nashville Superspeedway in June 2002.

     General and administrative expenses increased by $1,254,000 to $4,197,000 from $2,943,000 in the third quarter of 2001, primarily due to an increase in wages and related employee benefits, insurance, non-income taxes and pre-opening expenses related to the inaugural Grand Prix of Denver event and the inaugural Grand Prix of St. Petersburg event scheduled for February 2003. Additionally, the Company incurred a charge related to costs for the attempted acquisition of additional land for parking facilities at Gateway. On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority (SWIDA) exceeded its constitutional authority in its acquisition of a 148.5 acre tract of land in a quick take eminent domain proceeding. The land was subsequently conveyed to Gateway in 1998. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. Since all appeal rights have now been exhausted, capitalized costs of $243,000 associated with acquiring the land were charged to expense in the third quarter of 2002.

     Net interest expense increased by $906,000 primarily the result of the Company's average interest rate increasing from 5.48% during the third quarter of 2001 to 6.02% during the third quarter of 2002 and the amortization of origination fees related to the Company's credit facility entered into in February 2002.

     The Company's effective income tax rates for the three months ended September 30, 2002 and 2001 were 51.5% and 44.0%, respectively. The increase resulted primarily from the non-deductibility of certain direct costs of the spin-off of the Company's gaming segment.

     Earnings from continuing operations decreased by $2,362,000, primarily the result of the aforementioned lower revenues at the Company's IRL and NASCAR Craftsman Truck Series events at Nashville Superspeedway and at the NASCAR Busch Series event at Gateway, increased general and administrative expenses, increased interest expense and a higher effective income tax rate. Earnings from continuing operations were also negatively impacted by the $243,000 write-off of deferred costs related to the attempted acquisition of additional land for parking facilities at Gateway. The aforementioned decreases in earnings from continuing operations were offset by an increase in profitability at Dover International Speedway's fall NASCAR weekend, and a decrease in depreciation and amortization expense primarily due to the adoption of Statement of Financial Accounting Standards No. 142.

     The Company's tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from discontinued operation in the third quarter of 2002 as compared with $5,298,000 of earnings in the third quarter of 2001.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

     Revenues increased by $7,786,000, or 9.3%, to $91,259,000, primarily the result of increased admissions and other event related revenue at Dover International Speedway's spring and fall NASCAR weekends, the inaugural Grand Prix of Denver event and the addition of a second Busch Series event at Nashville Superspeedway. The aforementioned increases in revenues were offset by a decline in admissions and other event related revenue at the Company's Grand Prix of Long Beach event, at the IRL and NASCAR Craftsman Truck and April Busch Series events at Nashville Superspeedway and at the NASCAR Busch Series event at Gateway.

     Operating expenses increased by $10,656,000, or 23.3%, in the first nine months of 2002 compared with the first nine months of 2001, primarily due to increased purse and sanction fee expenses related to Dover International Speedway's spring and fall NASCAR weekends, the Nashville Superspeedway being operational for the first nine months of 2002 compared with six months for the comparable period of 2001, the addition of a second Busch Series event at Nashville Superspeedway in 2002 and the inaugural Grand Prix of Denver event in September 2002.

     Depreciation and amortization expense decreased by $189,000 primarily due to the adoption of Statement of Financial Accounting Standards No. 142 which reduced the Company's amortization expense by $1,091,000 in the first nine months of 2002 as compared to the first nine months of 2001. The aforementioned decrease in amortization expense was partially offset by depreciation related to the opening of Nashville Superspeedway in April 2001, the addition of grandstand seats at Dover International Speedway in June 2001, depreciation associated with assets acquired for the inaugural Grand Prix of Denver event, and improvements at Dover International Speedway and Nashville Superspeedway in June 2002.

     General and administrative expenses increased by $3,273,000 to $11,594,000 from $8,321,000 in the first nine months of 2001, primarily due to the Nashville Superspeedway being operational for the first nine months of 2002 compared with six months for the comparable period of 2001 and an increase in wages and related employee benefits, insurance, non-income taxes and pre-opening expenses related to the inaugural Grand Prix of Denver event and the inaugural Grand Prix of St. Petersburg event scheduled for February 2003. Additionally, the Company incurred a charge related to costs for the attempted acquisition of additional land for parking facilities at Gateway. On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority (SWIDA) exceeded its constitutional authority in its acquisition of a 148.5 acre tract of land in a quick take eminent domain proceeding. The land was subsequently conveyed to Gateway in 1998. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. Since all appeal rights have now been exhausted, capitalized costs of $243,000 associated with acquiring the land were charged to expense in the third quarter of 2002.

     Net interest expense increased by $2,167,000 primarily the result of the Company capitalizing $1,531,000 of interest related to the construction of major facilities in the first nine months of 2001 and the amortization of origination fees related to the Company's credit facility entered into in February 2002. No interest was capitalized in the first nine months of 2002. Capitalization of interest on Nashville Superspeedway ceased when the facility opened in April 2001.

     The Company's effective income tax rates for the nine months ended September 30, 2002 and 2001 were 46.7% and 43.7%, respectively. The increase resulted primarily from the non-deductibility of certain direct costs of the spin-off of the Company's gaming segment.

     Earnings from continuing operations before cumulative effect of accounting change decreased by $4,950,000, primarily the result of the aforementioned lower revenues at the Company's Grand Prix of Long Beach event, at the IRL and NASCAR Craftsman Truck and April Busch Series events at Nashville Superspeedway and the NASCAR Busch Series event at Gateway, increased general and administrative expenses, increased interest expense and a higher effective income tax rate. Earnings from continuing operations were also negatively impacted by the $243,000 write-off of deferred costs related to the attempted acquisition of additional land for parking facilities at Gateway. The aforementioned decreases in earnings from continuing operations were offset by an increase in profitability at Dover International Speedway's spring and fall NASCAR weekends, the addition of a second Busch Series event at Nashville Superspeedway and a decrease in depreciation and amortization expense primarily due to the adoption of Statement of Financial Accounting Standards No. 142.

     Earnings from discontinued operation (net of income taxes) were $4,477,000 in the first nine months of 2002 compared to $16,441,000 in the first nine months of 2001. The Company's tax-free spin-off of its gaming business became effective March 31, 2002 and as a result, earnings from discontinued operation were no longer recognized by the Company subsequent to that date.

     The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with the Grand Prix Association of Long Beach, Inc. (Grand Prix), a wholly owned subsidiary, in the first nine months of 2002. The charge resulted from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Liquidity and Capital Resources

     Net cash provided by continuing operations was $15,648,000 for the nine months ended September 30, 2002 compared to $14,116,000 for the nine months ended September 30, 2001. The increase in 2002 as compared to 2001 was primarily due to the timing of certain income tax payments and an increase in deferred revenue related to Dover

International Speedway's 2003 events. The aforementioned increases in net cash provided by continuing operations were offset by a reduction in earnings from continuing operations before cumulative effect of accounting change and depreciation and amortization expense from $19,093,000 in 2001 to $14,105,000 in 2002, and the timing of invoicing to and receipts from customers.

     Net cash used in investing activities was $6,148,000 for the nine months ended September 30, 2002 compared to $27,928,000 for the nine months ended September 30, 2001. The decrease in 2002 was primarily due to the completion of Nashville Superspeedway in April 2001 and the reduction or deferral of capital projects in 2002.

     Net cash used in financing activities was $8,942,000 for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $35,554,000 for the nine months ended September 30, 2001. The change from 2002 to 2001 was primarily due to reduced borrowings under the Company's revolving credit agreement since the majority of the 2001 borrowings were for construction of the Nashville Superspeedway and projects undertaken prior to the Company completing its spin-off of its gaming segment on March 31, 2002. Additionally, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of its common stock for net proceeds of $6,213,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company's common stock on the day preceding the sale which was $4.30 per share. The Company used the proceeds of the sale of common stock to paydown a portion of its borrowings under its revolving credit agreement.

     The Company has a $105,000,000 unsecured credit facility that expires on February 19, 2005. The $105,000,000 credit facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new credit facility which was established by Gaming & Entertainment. Interest is based, at the Company's option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus .5%), plus a margin determined by the Company's leverage ratio. The credit facility contains certain covenants including; minimum net worth, fixed charge coverage and maximum leverage ratio requirements. Material adverse changes in the Company's results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company's subsidiaries. At September 30, 2002, there was $55,050,000 outstanding under the facility at a weighted average interest rate of 5.1%.

     The Company expects to make capital expenditures of approximately $2.0-2.5 million during the last quarter of 2002. These projects primarily relate to improvements necessary to promote our inaugural Grand Prix of St. Petersburg event, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the third quarter of 2003, as well as any cash dividends the board of directors may declare. As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

     On October 23, 2002, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.01 per share. This represents a reduction in the dividend rate from the previous $.02 per share. The dividend will be payable on December 10, 2002 to shareholders of record at the close of business on November 10, 2002.

Related Party Transactions

     During the nine months ended September 30, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $714,000 and $1,655,000, respectively, to the Company. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

     During the three months ended September 30, 2002, Gaming & Entertainment paid the Company $2.7 million for its portion of the consolidated federal income tax liability for 2002.

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

     In conjunction with the spin-off, the Company and Gaming & Entertainment entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. The Transition Support Services Agreement provides for each of the Company and Gaming & Entertainment to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to NOTE 4 - Discontinued Operation of the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for further discussion.

Contractual Obligations

     The Company has issued a $26,326,000 standby letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, which will be beneficial to the operation of the superspeedway complex the Company constructed through Nashville Speedway, USA. Interest only payments were required until September 1, 2002, and were made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made pursuant to the aforementioned letter of credit. The Company believes that the sales and incremental property taxes generated from the facility will satisfy the debt service requirements of the bonds. However, if the debt service is not satisfied from the aforementioned sources, the bonds would become a liability of the Company. If we fail to maintain the letter of credit which secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

     A subsidiary of the Company entered into an agreement (the "SWIDA loan") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)", a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,914,000 is outstanding on September 30, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company's subsidiary for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2002, $2,466,000 of the Company's cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company's subsidiary at Gateway International Raceway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix Association of Long Beach, Inc., a wholly owned subsidiary of the Company. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A standby letter of credit for $2,502,000, which is secured by a Trust Deed on the Company's facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

     Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We completed our analysis of impairment of our goodwill during the second quarter of 2002, as a result of adopting Statement No. 142, and recorded a non-cash charge of $28,606,000. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

Accrued Pension Cost

     The benefits provided by the Company's pension plans are based on years of service and employee's remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $364,000 reduction in amortization expense in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, and a $1,091,000 reduction in amortization expense in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. To comply with the transitional provisions of Statement No. 142, we have determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology by an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of an accounting change for the write-off of goodwill in the first nine months of 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. We are required and plan to adopt the provisions of Statement No. 143 in 2003. The adoption of Statement No. 143 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows since the spin-off transaction was governed by the prior rules of APB Opinion No. 30.

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

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company plans to adopt Statement No. 146 in January 2003. The adoption of Statement No. 146 is not expected to have a significant impact on our results of operations, financial position or cash flows.

     EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, `Goodwill and Other Intangible Assets,' requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the FASB Statement No. 142 goodwill impairment test and provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company is currently analyzing the impact EITF No. 02-13 will have on its consolidated financial statements.

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

We Rely On Sponsorship Contracts To Generate Revenues

     We receive a substantial portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and our permanent venues, such as "title," "official product" and "promotional partner" sponsorships, billboards, signage and skyboxes. Loss of our title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Our Street Races Depend On City Permits And Good Relationships With City Officials And Others

     In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-eight years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix of Denver and the event we have planned for St. Petersburg, Florida require that we obtain a variety of licenses and permits. Our agreements with the cities of Denver and St. Petersburg extend though 2008 and 2007, respectively. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials. Furthermore, a portion of the Grand Prix of Denver is run on property leased to us by the Pepsi Center. Therefore, we must maintain an excellent relationship with management of the Pepsi Center.

Grand Prix's Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

     In order to finance the redevelopment of Gateway International Raceway, Grand Prix entered into a loan agreement with the Southwest Illinois Development Authority, which agreed to fund a loan to Grand Prix by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Grand Prix. Grand Prix issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 8.91% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Grand Prix is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Grand Prix will receive certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Grand Prix's debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

     In September 1999, the Sports Authority of Wilson County, Tennessee issued $25,900,000 in revenue bonds to build local infrastructure improvements which will benefit the operation of Nashville Superspeedway. Interest only payments were required until September 1, 2002 and were made from a capitalized interest fund established from bond proceeds. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales and incremental property taxes generated from the facility. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $26,326,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in the first nine months of 2002. Even after this charge, approximately $21,883,000, or 7.5%, of our total assets as of September 30, 2002, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders' equity.

Item 3.       Quantitative And Qualitative Disclosure About Market Risk

     The carrying values of DVD's long-term debt approximates its fair value at September 30, 2002 and December 31, 2001. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $55,050,000 at September 30, 2002 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2002 would cause a change in total annual interest costs of $551,000.

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

Item 4.       Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Dover Motorsports, Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in applicable federal securities law) within 90 days of the filing of this quarterly report, and they concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.       Legal Proceedings

     On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority ("SWIDA") exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company's subsidiary, Gateway International Motorsports Corporation ("Gateway"). SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway's desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its parking needs. The $900,000 purchase price is expected to be refunded to the Company shortly. In addition, the owner of the condemned land has indicated that he intends to make a claim for attorney's fees alleged to approximate $1,200,000. The Company believes that it has viable defenses to and will vigorously contest any such claim.

     We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 2.       Changes In Securities And Use Of Proceeds

     During the third quarter of 2002, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of common stock for net proceeds of $6,213,000. The common stock was sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company's common stock on the day preceding the sale which was $4.30 per share.

Item 3.       Defaults Upon Senior Securities

     None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

     None.

Item 5.       Other Information

     None.

Item 6.       Exhibits And Reports On Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on August 12, 2002 announcing the sale of common stock to certain existing shareholders. The common stock was sold in a private offering.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 5, 2002                Dover Motorsports, Inc.
      --------------------             -----------------------
                                            Registrant

                                       /s/ Denis McGlynn
                                       -----------------
                                           Denis McGlynn
                                           President and Chief Executive Officer
                                           and Director

                                       /s/ Patrick J. Bagley
                                       ---------------------
                                           Patrick J. Bagley
                                           Vice President-Finance and
                                           Chief Financial Officer

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Denis McGlynn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dover Motorsports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002



/s/ Denis McGlynn
-----------------
Denis McGlynn
President and Chief Executive
Officer and Director

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick J. Bagley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dover Motorsports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002




/s/ Patrick J. Bagley
---------------------
Patrick J. Bagley
Vice President-Finance and
Chief Financial Officer

       Certification of Chief Executive Officer Pursuant to Section 906 of
                           Sarbanes-Oxley Act of 2002

I, Denis McGlynn, the Chief Executive Officer of Dover Motorsports, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 5, 2002



/s/ Denis McGlynn
-----------------
Denis McGlynn
President and Chief Executive
Officer and Director

       Certification of Chief Financial Officer Pursuant to Section 906 of
                           Sarbanes-Oxley Act of 2002

I, Patrick J. Bagley, the Chief Financial Officer of Dover Motorsports, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 5, 2002



/s/ Patrick J. Bagley
---------------------
Patrick J. Bagley
Vice President-Finance and
Chief Financial Officer