Form 10-K
period 2002-12-31
DOVER MOTORSPORTS INC
filed 2003-03-13
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1131 North DuPont Highway, Dover, Delaware 19901

(Address of principal executive offices)

(302) 674-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of common stock held by non-affiliates of the registrant was $50,483,545 as of February 28, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant was $76,700,819 as of June 30, 2002 (the last day of our most recently completed second quarter).

As of February 28, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock—	16,344,475 shares
Class A Common Stock—	23,448,585 shares

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference into Part III, Items 10 through 13 of this report.

Part I

References in this document to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Item 1.    Business

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and promoted 18 major events during 2002 under the auspices of four of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Grand Prix of Denver in Colorado, and the Grand Prix of St. Petersburg in Florida, beginning with the inaugural event that occurred on February 23, 2003.

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969. As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of ours and transferred all of its motorsports operations to another wholly owned subsidiary of ours, Dover International Speedway, Inc. Consequently, Dover Downs, Inc. became the operating entity for what previously comprised our gaming operations.

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. Holders of the Company’s common stock or Class A common stock received 0.7 shares of Gaming common stock or Class A common stock for each share of the Company’s common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of the gaming business have been reflected as a discontinued operation in the accompanying consolidated financial statements. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company’s continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming, and Gaming became an independent public company. A total of 9,998,976 shares of Gaming common stock and 16,638,359 shares of Gaming Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming was cancelled.

Dover International Speedway

We have presented NASCAR-sanctioned racing events for 34 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the Winston Cup professional stock car racing circuit, two races are in the Busch Series, Grand National Division (“Busch Series”) racing circuit and one race is in the Craftsman Truck Series racing circuit.

Each of the Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a Winston Cup event. Dover International Speedway is one of only seven speedways in the country that presents two Winston Cup events and two Busch Series events each year. Additionally, the Company is one of only eight tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last Winston Cup events in the Maryland to Maine region each year.

Dover International Speedway is a high-banked, one-mile, concrete superspeedway with a seating capacity for the 2002 season of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Winston Cup Series events.

Nashville Superspeedway

The Company acquired Nashville Speedway, USA on January 2, 1998. To accommodate the demand for major motorsports in the Nashville area, the Company constructed a new superspeedway and motorsports complex in Wilson County, Tennessee, that opened in April 2001. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, the first phase of construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Busch Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2002 season.

Grand Prix Association of Long Beach

The Company acquired Grand Prix Association of Long Beach, Inc. (“Grand Prix”) on July 1, 1998. For the past 28 years, Grand Prix has organized and promoted the CART-sanctioned Grand Prix of Long Beach, an annual temporary circuit professional motorsports event run in the streets of Long Beach, California. The Grand Prix of Long Beach has the second highest paid attendance of any Indy-style car race, second only to the Indianapolis 500.

Grand Prix organizes and promotes the Grand Prix of Denver in Denver, Colorado. The Grand Prix of Denver is a CART-sanctioned event held during Labor Day weekend in September. Grand Prix also organizes and promotes the Grand Prix of St. Petersburg in St. Petersburg, Florida. Another of our CART-sanctioned events, the Grand Prix of St. Petersburg had its inaugural event in February 2003 as the first race of the CART season.

Gateway International Raceway

Gateway International Raceway (“Gateway”), acquired in the Grand Prix acquisition, promoted four major events in 2002. These events were sanctioned by NASCAR, IRL and NHRA. The facility also hosts a number of regional and national touring events.

The auto racing facility includes a 1.25-mile paved oval track with 55,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located in Madison, Illinois, approximately five miles from the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”), also acquired in the Grand Prix acquisition, promoted three major events in 2002. These events were sanctioned by NASCAR and NHRA. The facility also hosts a number of regional and national touring events.

The auto racing facility includes a 0.75-mile paved tri-oval track with 16,000 permanent seats, a nationally renowned drag strip capable of seating approximated 25,000 people, a 0.25-mile dirt track and a road course. The facility is located in Millington, Tennessee, approximately 10 miles from Memphis, Tennessee.

Broadcasting Rights

In recent years, television coverage and corporate sponsorship have increased dramatically for NASCAR-sanctioned events. All NASCAR Winston Cup and Busch Series events sponsored by the Company are currently televised nationally. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events has increased significantly in recent years. In fact, there are more Fortune 500 companies involved in NASCAR than in any other sport. DVD’s sponsors include such companies as Anheuser Busch, Dodge, Ford, Kroger, MBNA, Pepsi, Pfizer and RJR Nabisco.

Since the 2001 racing season, NASCAR has negotiated directly with network and cable television companies for the television broadcast rights for Winston Cup and Busch Series events. NASCAR has a six-year agreement with the NBC and Turner networks and an eight-year agreement with Fox and its FX cable network. NASCAR has announced that the industry-wide domestic television broadcast revenues were approximately $259 million for the 2001 race season and will increase at an average annual rate of approximately 17% through the 2006 racing season. Under the terms of its sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter continues to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors.

Competition

The Company’s racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location, and customer conveniences, among other things, differentiate the motorsports facilities.

Seasonality

DVD derives a substantial portion of its total revenues from admissions, television broadcast rights and other event-related revenue attributable to its major motorsports events held from April through October (beginning in 2003, major motorsports events will be held from February through October). As a result, DVD’s business is highly seasonal.

Employees

As of December 31, 2002, DVD had approximately 176 full-time employees and 44 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

Available Information

We file annual, quarterly and current reports, information statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our Internet website is www.dovermotorsportsinc.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Item 2.    Properties

Dover International Speedway Properties

Dover International Speedway is located in Dover, Delaware, on approximately 747 acres of land owned by the Company. Use by Gaming of our 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by us and is on the inside of our motorsports superspeedway. Gaming’s indoor grandstands are used by us free of charge in connection with our motorsports events. We also lease our principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming. Effective February 10, 2003, the Company has granted a first mortgage lien on the real property owned by Dover International Speedway to PNC Bank, Delaware, as security for the repayment of principal outstanding under its revolving credit facility.

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

Denver Properties

The Company’s Grand Prix subsidiary leases 4 acres of land in Denver, Colorado for the purpose of storing its equipment and structures used in the Grand Prix of Denver event. A portion of the Grand Prix of Denver is run on property leased to us by the Pepsi Center. In addition, office space is provided to us by the Pepsi Center.

St. Petersburg Properties

The Company’s Grand Prix subsidiary leases office space in St. Petersburg, Florida, and has an agreement with the City of St. Petersburg to lease land in the City for the purpose of storing its equipment and structures used in the Grand Prix of St. Petersburg event.

Gateway International Raceway Property

Gateway International Raceway is located on approximately 416 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. The Company owns approximately 123 acres and has three long-term leases (expiring in 2011, 2025 and 2070) for an additional 259 acres, with purchase options. The Company is also a party to a ten-year lease (with four five-year renewals) for 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five-year lease for approximately 14 acres for major event parking. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on its remaining $19.9 million loan from SWIDA.

Memphis Motorsports Park Property

Memphis Motorsports Park is located on approximately 350 acres of land owned by the Company approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a stand-by letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to satisfy its debt service reserve fund obligation to SWIDA.

Item 3.    Legal Proceedings

On April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its future parking needs. The $900,000 purchase price is expected to be refunded to the Company in 2003. In addition, the owner of the condemned land has indicated that he intends to make a claim for attorney’s fees alleged to approximate $1,200,000. Settlement negotiations have been ongoing, but have been unsuccessful to date. In the event a settlement is not reached, the Company believes that it has viable defenses to and will vigorously contest any such claim.

The Company is also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5.    Market For The Registrant’s Common Stock And Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” There is no public trading market for DVD Class A common stock. However, Class A common stock is freely convertible at any time into shares of common stock on a one-for-one basis at the option of the stockholder. As of February 28, 2003, there were 16,344,475 shares of common stock and 23,448,585 shares of Class A common stock outstanding. There were 1,274 holders of record for common stock and 16 holders of record for Class A common stock.

The range of closing share prices for the Company’s common stock on the New York Stock Exchange and the dividends declared for the years ended December 31, 2002 and 2001 are as follows:

Quarter Ended:	High	Low	Dividends Declared
March 31, 2001	$12.55	$10.50	$0.045
June 30, 2001	15.40	11.80	0.045
September 30, 2001	15.20	11.69	0.045
December 31, 2001	16.87	11.73	0.045

March 31, 2002	16.98	13.30	0.02
June 30, 2002	9.75	5.22	0.02
September 30, 2002	5.51	3.67	0.01
December 31, 2002	4.65	3.40	0.01

For comparison purposes, after the March 31, 2002 tax-free spin-off of Gaming to the Company’s stockholders, the historical market value of the Company’s common stock is not meaningful since the historical values included Gaming. Similarly, a comparison of the historical dividend payout prior to the spin-off should factor in the effect of the spin-off.

Item 6.    Selected Financial Data

The following table summarizes certain selected historical financial data and should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this document. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that DVD would have reported if it had operated exclusive of its discontinued gaming operation during the periods presented or in the future. See NOTE 2–Discontinued Operation appearing in the Notes to the Consolidated Financial Statements on page 35 of this Annual Report on Form 10-K.

Five Year Selected Financial Data

	Year Ended December 31,		Six Months Ended Dec. 31, 2000	Year Ended June 30,
	2002	2001		2000	1999 (a)	1998
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues	$93,731	$86,551	$39,045	$77,311	$68,683	$25,874
Expenses:
Operating and marketing	61,062	50,882	21,573	41,984	37,138	10,462
Depreciation and amortization	9,786	10,023	4,001	6,671	5,829	1,470
General and administrative	16,113	11,408	4,661	8,578	8,519	1,436

Total expenses	86,961	72,313	30,235	57,233	51,486	13,368

Operating earnings	6,770	14,238	8,810	20,078	17,197	12,506
Interest expense (income), net	4,507	1,614	9	924	1,267	(702)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	2,263	12,624	8,801	19,154	15,930	13,208
Income taxes	852	5,753	3,945	8,181	6,735	5,742

Earnings from continuing operations before cumulative effect of accounting change	1,411	6,871	4,856	10,973	9,195	7,466
Cumulative effect of accounting change (b)	(28,606)	—	—	—	—	—

(Loss) earnings from continuing operations	$(27,195)	$6,871	$4,856	$10,973	$9,195	$7,466

(Loss) earnings per common share – basic (c):
Continuing operations before accounting change	$0.04	$0.18	$0.13	$0.30	$0.26	$0.25
Accounting change	(0.74)	—	—	—	—	—

Continuing operations	$(0.70)	$0.18	$0.13	$0.30	$0.26	$0.25

(Loss) earnings per common share – diluted (c):
Continuing operations before accounting change	$0.04	$0.18	$0.13	$0.30	$0.25	$0.24
Accounting change	(0.73)	—	—	—	—	—

Continuing operations	$(0.69)	$0.18	$0.13	$0.30	$0.25	$0.24

Dividends declared	$0.06	$0.18	$0.09	$0.18	$0.175	$0.16

	December 31,			June 30,
	2002	2001	2000	2000	1999	1998
						(unaudited)
Consolidated Balance Sheet Data (in thousands):
Working capital (deficit)	$(5,128)	$(113,968)	$(44,740)	$(45,739)	$(30,644)	$(11,851)
Property and equipment, net	244,965	245,143	235,189	189,245	143,781	38,868
Total assets	287,487	417,556	381,095	334,658	261,742	92,710
Long-term debt, less current portion	70,744	19,905	79,290	35,540	36,625	741
Total stockholders’ equity	160,533	244,519	230,382	217,791	172,658	71,365

(a)	The Grand Prix Association of Long Beach, Inc. was acquired on July 1, 1998.
(b)	Reflects the adoption of Financial Accounting Standard Board Statement No. 142, which resulted in a non-cash charge in the first quarter of 2002.
(c)	Per share amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

On March 31, 2002, DVD completed the tax-free spin-off of Dover Downs Gaming & Entertainment, Inc., its gaming business. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from consolidated revenues and expenses for all years in the accompanying consolidated financial statements and our discussions herein.

Results of Operations

We generate revenues primarily from admissions to racing events and motorsports activities held at our facilities; television, radio and ancillary rights fees; sponsorship fees; luxury suite rentals; concessions revenue from concession stands, hospitality catering and commissions paid by third-party vendors for the right to sell concessions at our facilities; and sales of souvenirs, programs and vendor commissions from the right to sell souvenirs at our facilities.

Our expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, labor, advertising, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Revenues increased by $7,180,000, or 8.3%, to $93,731,000, primarily the result of increased admissions, broadcast revenue and other event related revenue at Dover International Speedway’s spring and fall NASCAR weekends, the inaugural Grand Prix of Denver event and the addition of a second Busch Series event at Nashville Superspeedway. The increases in revenues were partially offset by a decline in admissions and other event related revenue at the Company’s Grand Prix of Long Beach event, at the IRL and NASCAR Craftsman Truck and April Busch Series events at Nashville Superspeedway and at the NASCAR Busch Series events at Gateway and Memphis.

Operating and marketing expenses increased by $10,180,000, or 20.0%, in 2002 compared with 2001, primarily due to increased purse and sanction fee expenses related to Dover International Speedway’s spring and fall NASCAR weekends, as well as at the Company’s other facilities, the Nashville Superspeedway being operational for all of 2002 compared with only nine months for the comparable period of 2001, the addition of a second Busch Series event at Nashville Superspeedway in 2002 and the inaugural Grand Prix of Denver event in September 2002.

Depreciation and amortization expense decreased by $237,000 primarily due to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142 which reduced the Company’s goodwill amortization expense by $1,454,000 in 2002 as compared to 2001. This decrease in amortization expense was partially offset by depreciation related to the opening of Nashville Superspeedway in April 2001, the addition of grandstand seats at Dover International Speedway in June 2001, depreciation associated with assets acquired for the inaugural Grand Prix of Denver event, and improvements at Dover International Speedway and Nashville Superspeedway in June 2002.

General and administrative expenses increased by $4,705,000 to $16,113,000 from $11,408,000 in 2001, primarily due to the Nashville Superspeedway being operational for all of 2002 compared with only nine months for the comparable period of 2001 and an increase in wages and related employee benefits, insurance, non-income taxes and pre-opening expenses related to the inaugural Grand Prix of Denver event and the inaugural Grand Prix of St. Petersburg event which occurred in February 2003. Additionally, the Company wrote-off $243,000 of costs related to the attempted acquisition of additional land for parking facilities at Gateway. On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority (“SWIDA”) exceeded its constitutional authority in its acquisition of a 148.5 acre tract of land in a quick take eminent domain proceeding. The land was subsequently conveyed to Gateway in 1998. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. Since all appeal rights have now been exhausted, capitalized costs of $243,000 associated with acquiring the land were charged to expense in 2002. The owner of the condemned land has indicated that he intends to make a claim for attorney’s fees alleged to approximate $1,200,000. Settlement negotiations have been ongoing, but have been unsuccessful to date. In 2002, the Company expensed and accrued $820,000 for resolution of this matter and for the settlement of another unrelated claim. In the event a settlement is not reached on the former claim, the Company believes that it has viable defenses to and will vigorously contest any such claim. The Company settled the latter claim in January 2003.

Net interest expense increased by $2,893,000 primarily the result of the Company capitalizing $1,531,000 of interest related to the construction of major facilities in 2001 and the amortization of origination fees related to the Company’s credit facility entered into in February 2002. No interest was capitalized in 2002. Capitalization of interest on Nashville Superspeedway ceased when the facility opened in April 2001. Additionally, the 2001 pre-spin-off capital structure did not include as much indebtedness.

The Company’s effective income tax rates for 2002 and 2001 were 37.6% and 45.6%, respectively. The decrease in 2002 resulted primarily from net operating losses for state income tax purposes and the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. In 2001, the Company amortized $1,454,000 of goodwill for financial reporting purposes that was not deductible for income tax purposes resulting in a permanent difference that increased the effective tax rate. These decreases in the effective tax rate were partially offset by the recording of a valuation allowance of $163,000, net of federal tax benefit, relating to state net operating loss carry-forwards that may expire prior to being realized.

Earnings from continuing operations before cumulative effect of accounting change decreased by $5,460,000, primarily the result of the lower revenues at the Company’s Grand Prix of Long Beach event, at the IRL and NASCAR Craftsman Truck and April Busch Series events at Nashville Superspeedway and the NASCAR Busch Series events at Gateway and Memphis, the increased general and administrative expenses and increased interest expense discussed above. Earnings from continuing operations were also negatively impacted by the $243,000 write-off of deferred costs and an $820,000 accrual related to the resolution of the SWIDA matter discussed above and the settlement of another unrelated claim. The decreases in earnings from continuing operations were offset by an increase in profitability at Dover International Speedway’s spring and fall NASCAR weekends, the addition of a second Busch Series event at Nashville Superspeedway and a decrease in amortization expense of $1,454,000 due to the adoption of FASB Statement No. 142.

Earnings from discontinued operation (net of income taxes) were $4,477,000 in 2002 compared to $21,095,000 in 2001. The Company’s tax-free spin-off of its gaming business became effective March 31, 2002 and as a result, earnings from discontinued operation were no longer recognized by the Company subsequent to that date.

The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with the Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, in 2002. The charge resulted from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

Revenues increased by $3,847,000, or 4.7%, to $86,551,000, primarily the result of events at the new Nashville Superspeedway and record attendance and increased broadcast revenue for the Company’s NASCAR Winston Cup events at Dover International Speedway. The increases in motorsports revenue were offset by decreased attendance at certain motorsports events at the Company’s other facilities and unusually inclement weather that negatively impacted nine of the sixteen major motorsports events promoted by the Company during the year ended December 31, 2001.

Operating and marketing expenses increased $6,894,000, or 15.7%, for 2001 compared with 2000, primarily the result of events promoted for the first time at the new Nashville Superspeedway, which opened in April 2001, and pre-opening expenses related to the inaugural Grand Prix of Denver which occurred in September 2002.

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

The Company’s effective income tax rates for the years ended December 31, 2001 and 2000 were 45.6% and 43.0%, respectively. The increase resulted primarily from lower earnings from continuing operations before income taxes magnifying the impact of goodwill amortization that is not deductible for income tax purposes.

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

Six Months Ended December 31, 2000 Compared With Six Months Ended December 31, 1999

Revenues increased by $5,393,000, or 16.0%, to $39,045,000. Approximately $465,000 of the revenue increase resulted from increased attendance, $222,000 from increased ticket prices and $2,889,000 from increased sponsorship and broadcast revenues from the NASCAR-sanctioned events at Dover International Speedway. The remainder of the revenue increase is primarily from adding a Craftsman Truck Series event to the Dover fall NASCAR weekend and the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999. The increases in revenues were offset somewhat by the Company’s decision not to promote an IRL event at Dover International Speedway during the six-month period ended December 31, 2000, and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 compared with September 1999.

Operating and marketing expenses increased by $2,005,000 principally due to the addition of a Craftsman Truck Series event to the Dover fall NASCAR weekend, the scheduling of the CART event at Gateway International Raceway in September 2000 compared with May 1999 and pre-opening expenses attributable to Nashville Superspeedway. The increases in operating expenses were offset somewhat by the Company’s decision not to promote an IRL event at Dover International Speedway during the six-month period ended December 31, 2000 and the scheduling of the Craftsman Truck Series event at Gateway International Raceway in May 2000 compared with September 1999.

Depreciation and amortization increased by $911,000, or 29.5%, from capital expenditures related to the Company’s various motorsports facilities completed during the six-month period ended December 31, 2000 and the year ended June 30, 2000.

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

Fiscal Year 2000 Compared With Fiscal Year 1999

Revenues increased by $8,628,000, or 12.6%, to $77,311,000. Approximately $2,214,000 of the revenue increase resulted from increased attendance and $995,000 from increased ticket prices for the NASCAR-sanctioned events at Dover International Speedway. The remainder of the increase was principally from increased broadcast rights fees, sponsorship, concessions and marketing-related revenues at Dover International Speedway and the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000. The increases in revenues were offset somewhat by the rescheduling of the CART-sanctioned event at Gateway International Raceway to September 2000 compared with May 1999.

Operating and marketing expenses increased by $4,846,000 principally due to a $2,319,000 increase in purse and sanction fee expenses at Dover International Speedway, and from the addition of a Busch Series event at Memphis Motorsports Park in the second quarter of fiscal 2000, offset by the rescheduling of the CART-sanctioned event at Gateway International Raceway.

Depreciation and amortization increased by $842,000, or 14.4%, due to capital expenditures related to the Company’s various motorsports facilities completed in fiscal 2000 and 1999.

General and administrative expenses increased by $59,000 to $8,578,000 from $8,519,000, primarily due to the growth at the Company’s various motorsports facilities. As a percentage of total revenues, the Company’s general and administrative costs decreased to 11.1% from 12.4% in fiscal 1999.

Net interest expense was $924,000 in fiscal 2000 compared to $1,267,000 in fiscal 1999. The decreased interest expense resulted from borrowings on the Company’s revolving credit agreement, offset by the capitalization of $1,814,000 and $414,000 of interest in fiscal 2000 and 1999, respectively, related to the construction of major facilities.

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

Liquidity and Capital Resources

Net cash provided by continuing operations was $21,778,000 for the year ended December 31, 2002 compared to $16,002,000 for the year ended December 31, 2001. The increase in 2002 as compared to 2001 was primarily due to an increase in deferred income tax liabilities relating to the difference between book and tax depreciation expense at Nashville Superspeedway and the timing of certain construction payments related to Nashville Superspeedway. Additionally, depreciation and amortization expense of $10,011,000 and $10,023,000 in 2002 and 2001, respectively, was added back to net earnings to calculate net cash provided by continuing operations. The increases in net cash provided by continuing operations were offset by a reduction in earnings from continuing operations before cumulative effect of accounting change and depreciation and amortization expense from $16,894,000 in 2001 to $10,731,000 in 2002, and the timing of invoicing to and receipts from customers.

Net cash used in investing activities was $9,689,000 for the year ended December 31, 2002 compared to $19,729,000 for the year ended December 31, 2001. The decrease in 2002 was primarily due to the completion of Nashville Superspeedway in April 2001 and the reduction or deferral of capital projects in 2002.

Net cash used in financing activities was $12,853,000 for the year ended December 31, 2002 as compared to net cash provided by financing activities of $44,608,000 for the year ended December 31, 2001. The change from 2002 to 2001 was primarily due to reduced borrowings under the Company’s revolving credit agreement since the majority of the 2001 borrowings were for construction of Nashville Superspeedway and projects undertaken by the Company’s gaming segment prior to the Company completing its spin-off of that segment on March 31, 2002.

Partially offsetting the reduced borrowings, certain existing shareholders of the Company acquired from the Company 1,453,500 shares of its common stock in August 2002 for net proceeds of $6,203,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company’s common stock on the day preceding the sale, which was $4.30 per share. The Company used the proceeds of the sale of common stock to pay down a portion of its borrowings under its revolving credit agreement. Additionally, the Company paid $3,631,000 in regular quarterly cash dividends in 2002.

As of December 31, 2002, the Company had a $105,000,000 unsecured credit facility that expires on February 19, 2005. Interest is based, at the Company’s option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%), plus a margin determined by the Company’s leverage ratio. This facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. A total of $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new credit facility that was established by Gaming. The terms of the DVD credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum leverage ratio requirements. The Company would not have been in compliance with the leverage ratio covenant at December 31, 2002, but on January 27, 2003 the Company and its banks amended this covenant effective December 31, 2002 and through the expiration date of the facility. As a result of the amendment, the Company is in compliance with the leverage ratio covenant and expects to be in compliance with the covenants throughout 2003. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company’s subsidiaries. At December 31, 2002, there was $51,515,000 outstanding under the facility at a weighted average interest rate of 4.46%. After consideration of stand-by letters of credit outstanding, borrowings of $27,566,000 were available pursuant to the facility at December 31, 2002.

The amendment to the Company’s credit agreement also reduced the facility to $85,000,000 effective January 27, 2003, and reduces it to $80,000,000 effective September 30, 2003. The amendment also revised the fixed charge coverage ratio effective December 31, 2002, and secured the credit facility with a first mortgage lien on the real property owned by the Company’s wholly owned subsidiary, Dover International Speedway, effective February 10, 2003. In the event that the Company meets certain leverage ratio covenant requirements for two consecutive fiscal quarters, the mortgage will be released.

The Company expects capital expenditures of approximately $5,000,000-$6,000,000 during 2003. These projects primarily relate to improvements necessary to promote our inaugural Grand Prix of St. Petersburg event held on February 23, 2003, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2003, as well as any cash dividends the board of directors may declare. Additionally, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

On January 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2003 to shareholders of record at the close of business on February 10, 2003.

Contractual Obligations

At December 31, 2002, the Company had the following contractual obligations and other commercial commitments:

Contractual obligations:		Payments Due by Period
	Total	2003	2004–2005	2006–2007	Thereafter
Notes payable to bank	$51,515,000	$—	$51,515,000	$—	$—
SWIDA bonds	19,914,000	685,000	1,550,000	1,830,000	15,849,000

Total debt	71,429,000	685,000	53,065,000	1,830,000	15,849,000
Operating leases	5,891,000	369,000	698,000	582,000	4,242,000

Total contractual cash obligations	$77,320,000	$1,054,000	$53,763,000	$2,412,000	$20,091,000

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000, of which $25,500,000 is outstanding on December 31, 2002. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Interest only payments were required until September 1, 2002, and were made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. If the taxes are insufficient for the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit. The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of December 31, 2002, $1,145,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. In 2003, we expect the payments into the fund to exceed the debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Grand Prix entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)”, a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,914,000 is outstanding on December 31, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2002, $3,683,000 of the Company’s cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Related Party Transactions

During the year ended December 31, 2002, Gaming allocated corporate costs of $495,000 to DVD. As of December 31, 2002, DVD’s consolidated balance sheet included a $793,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

During the third quarter of 2002, under the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return will include the operations of Gaming for the first quarter of the year.

Use by Gaming of our 5/8-mile harness racing track is under an easement granted by us and does not require the payment of any rent. Under the terms of the easement Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by us and is on the inside of our motorsports superspeedway. Gaming’s indoor grandstands are used by us free of charge in connection with our motorsports events. We also lease our principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming.

In conjunction with the spin-off, the Company and Gaming entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to NOTE 2 – Discontinued Operation of the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

In August 2002, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of its common stock for net proceeds of $6,203,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company’s common stock on the day preceding the sale which was $4.30 per share.

At the date of the acquisition of Grand Prix, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of December 31, 2001, $92,000 was outstanding from a director of the Company. This remaining balance was repaid in full in January 2002.

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

Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We completed our analysis of impairment of our goodwill during the second quarter of 2002, as a result of adopting the transitional provisions of Statement No. 142, and recorded a non-cash charge of $28,606,000. We completed the annual impairment test in November 2002 and determined that there was no additional impairment. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At December 31, 2002, the remaining balance of goodwill is $21,883,000

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a tax valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. At December 31, 2002, the Company had deferred tax assets of $7,678,000, net of an allowance of $163,000. Overall, the Company has a net deferred tax liability of $34,999,000.

Accrued Pension Cost

The benefits provided by the Company’s defined benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of FASB Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Accounts Receivable Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment annually and when an event occurs that indicates an impairment may exist.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $1,454,000 reduction in amortization expense in 2002 as compared to 2001. To comply with the transitional provisions of Statement No. 142, we determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology from an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of an accounting change for the write-off of goodwill in 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

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

In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company adopted Statement No. 146 in January 2003. The adoption of Statement No. 146 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions in Statement No. 148 in our 2002 consolidated financial statements and the accompanying notes included elsewhere in this report. The adoption of Statement No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets,’ requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the FASB Statement No. 142 goodwill impairment test and provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company considered the impact of EITF No. 02-13 on its impairment test in November 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 43 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our 2002 financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 is not expected to have a significant impact on our results of operations, financial position or cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	anticipated trends in the motorsports industry;

•	patron demographics;

•	ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies;

•	relationships with sponsors;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state, and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

Our Relationship With Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon keeping a good working relationship with the governing bodies of motorsports that sanction national racing events. These governing bodies include NASCAR, CART, IRL and NHRA. The governing bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions, and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

We Rely On Sponsorship Contracts To Generate Revenues

We receive a substantial portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and our permanent venues, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes. Loss of our title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse effect on our business, financial condition and results of operations.

Increased Government Regulation Of Sponsors And Restrictions On Advertising Could Substantially Reduce Our Advertising Revenue

We receive a significant portion of our revenue from sponsorship and advertising by various companies. Tobacco and liquor companies have traditionally sponsored motorsports events. In 1999, major tobacco companies entered into an agreement with federal negotiators and various states attorneys general whereby the tobacco companies agreed to give up certain advertising and promotional activity in exchange for liability limits in pending and future lawsuits. New laws or settlements could have a material adverse effect on the tobacco and liquor industry motorsports sponsorship and advertising expenditures. Government regulations and restrictions on advertising by tobacco companies, liquor companies and other potential sponsors could adversely impact revenues as well as the revenues of the motorsports industry as a whole. While we believe that the popularity of motorsports would allow us and the industry to secure alternate sponsors, there is no assurance that alternate sponsors could be obtained.

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

Our Street Races Depend On City Permits And Good Relationships With City Officials And Others

In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-eight years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix of Denver and the Grand Prix of St. Petersburg require that we obtain a variety of licenses and permits. Our agreements with the cities of Denver and St. Petersburg extend through 2008 and 2007, respectively. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials. Furthermore, a portion of the Grand Prix of Denver is run on property leased to us by the Pepsi Center. Therefore, we must maintain an excellent relationship with management of the Pepsi Center.

Grand Prix’s Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

In order to finance the redevelopment of Gateway International Raceway, Grand Prix entered into a loan agreement with the Southwest Illinois Development Authority, which agreed to fund a loan to Grand Prix by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Grand Prix. Grand Prix issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 8.91% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Grand Prix is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Grand Prix will receive certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Grand Prix’s debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of Wilson County, Tennessee issued $25,900,000 in revenue bonds, of which $25,500,000 is outstanding on December 31, 2002, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Interest only payments were required until September 1, 2002 and were made from a capitalized interest fund established from bond proceeds. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2002, $1,145,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. In 2003, we expect the payments into the fund to exceed the debt and interest service. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $25,919,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Postponement And/Or Cancellation Of Major Motorsports Events Could Adversely Affect Us

If one of our events is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11, 2001, terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we could incur the expenses associated with preparing to conduct the event as well as losing the revenues, including live broadcast revenues associated with the event.

If a cancelled event is part of the NASCAR Winston Cup Series or NASCAR Busch Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Even after this charge, approximately $21,883,000, or 7.6%, of our total assets as of December 31, 2002, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 7A.    Quantitative And Qualitative Disclosure About Market Risk

The carrying values of DVD’s long-term debt approximates its fair value at December 31, 2002 and 2001. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $51,515,000 at December 31, 2002 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at December 31, 2002 would cause a change in total annual interest costs of $515,000.

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

Item 8.    Financial Statements And Supplementary Data

DVD’s consolidated financial statements and the Independent Auditors’ Report included in this report are shown on the Index to Consolidated Financial Statements on page 30.

Item 9.    Disagreements With Accountants On Accounting And Financial Disclosure

None.

Part III

Item 10.    Directors And Executive Officers Of The Registrant

Except as presented below, the information called for by this Item 10 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Executive Officers of the Registrant.    As of December 31, 2002, the executive officers of the registrant were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	57	11/79 to date

Jerome Maraglia	Executive Vice President	44	1/02 to date

Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	55	5/02 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	43	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	44	7/02 to date

The Company’s Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served DVD in that capacity, or as Vice Chairman of the Board, for over 5 years. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as the Company’s President and Chief Executive Officer for 23 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Jerome Miraglia joined DVD as Executive Vice President in January 2002. Prior to joining the Company, Mr. Miraglia was the Executive Vice President of Mariah Vision 3, Inc. From 1984 to 1996, Mr. Miraglia was a partner in the law firm of Miles & Stockbridge in Baltimore, MD.

Partrick J. Bagley joined DVD as Vice President-Finance and Chief Financial Officer in May 2002. Prior to joining the Company, Mr. Bagley was the Vice President-Finance, Treasurer and CFO of Rollins Truck Leasing Corp. Mr. Bagley has been a director of the Company since 1996 and prior to that had provided consulting services since 1994.

Klaus M. Belohoubek has been Vice President-General Counsel and Secretary since 1999 and has provided legal representation to the Company in various capacities since 1990. Mr. Belohoubek also serves as Senior Vice President-General Counsel and Secretary of Gaming and previously served as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp.

Thomas Wintermantel joined DVD as Treasurer and Assistant Secretary in July 2002. For more than five years prior to joining the Company, Mr. Wintermantel was the Financial Vice President and Treasurer of John W. Rollins & Associates, Financial Vice President of Rollins Jamaica, Ltd. and President and Director of the John W. Rollins Foundation.

Item 11.    Executive Compensation

The information called for by this Item 11 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

The information called for by this Item 12 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 13.    Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 14.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Dover Motorsports, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in applicable federal securities law) within 90 days of the filing of this annual report, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1) Financial Statements – See accompanying Index to Consolidated Financial Statements on page 30.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and PNC Bank, Delaware, as agent, dated as of February 20, 2002 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 21, 2002).

10.2	First Amendment to Credit Agreement among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and PNC Bank, National Association, as agent, dated as of March 31, 2002 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 7, 2002).

10.3	Second Amendment to Credit Agreement among Dover Motorsports, Inc. and PNC Bank, National Association, as agent, dated as of July 29, 2002 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 7, 2002).

10.4	Third Amendment to Credit Agreement among Dover Motorsports, Inc. and PNC Bank, National Association, as agent, dated as of January 27, 2003.

10.5	Mortgage granted by Dover International Speedway, Inc. as of February 10, 2003 in favor of PNC Bank, Delaware, as agent.

10.6	Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.7	Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) 1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.8	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.9	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.10	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.11	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.12	Guaranty and Suretyship Agreement by and between Dover Downs International Speedway, Inc., Dover Downs Properties, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Grand Prix Association of Long Beach, Inc., Memphis International Motorsports Corporation, M & N Services Corp, Nashville Speedway, USA, Inc., and PNC Bank, Delaware, as agent, dated as of February 20, 2002 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K dated March 21, 2002).

21.1	Subsidiaries

23.1	Consent of Independent Accountants

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed with the SEC during the fourth quarter of the fiscal year covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 13, 2003	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	March 13, 2003

/s/ Henry B. Tippie Henry B. Tippie	Chairman of the Board	March 13, 2003

/s/ Kenneth K. Chalmers Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 13, 2003

/s/ John W. Rollins, Jr. John W. Rollins, Jr.	Director	March 13, 2003

/s/ Jeffrey W. Rollins Jeffrey W. Rollins	Director	March 13, 2003

/s/ Melvin L. Joseph Melvin L. Joseph	Director	March 13, 2003

/s/ R. Randall Rollins R. Randall Rollins	Director	March 13, 2003

/s/ Eugene W. Weaver Eugene W. Weaver	Director	March 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Denis McGlynn, certify that:

1.	I have reviewed this annual report on Form 10-K of Dover Motorsports, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Denis McGlynn

Denis McGlynn

President and Chief Executive

Officer and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick J. Bagley, certify that:

1.	I have reviewed this annual report on Form 10-K of Dover Motorsports, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Patrick J. Bagley

Patrick J. Bagley

Sr. Vice President-Finance and

Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report on Consolidated Financial Statements	31

Consolidated Statement of Earnings and Comprehensive Earnings for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000	32

Consolidated Balance Sheet at December 31, 2002 and 2001	33

Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000	34

Notes to the Consolidated Financial Statements	35

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors,

    Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheet of Dover Motorsports, Inc. and subsidiaries (the Company), as of December 31, 2002 and 2001, and the related consolidated statements of earnings and comprehensive earnings and cash flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Philadelphia, Pennsylvania

January 29, 2003

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

    AND COMPREHENSIVE EARNINGS

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
	2002	2001	2000	2000
Revenues	$93,731,000	$86,551,000	$39,045,000	$77,311,000

Expenses:
Operating and marketing	61,062,000	50,882,000	21,573,000	41,984,000
Depreciation and amortization	9,786,000	10,023,000	4,001,000	6,671,000
General and administrative	16,113,000	11,408,000	4,661,000	8,578,000

	86,961,000	72,313,000	30,235,000	57,233,000

Operating earnings	6,770,000	14,238,000	8,810,000	20,078,000
Interest income	53,000	107,000	175,000	313,000
Interest expense	(4,560,000)	(1,721,000)	(184,000)	(1,237,000)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	2,263,000	12,624,000	8,801,000	19,154,000
Income taxes	852,000	5,753,000	3,945,000	8,181,000

Earnings from continuing operations before cumulative effect of accounting change	1,411,000	6,871,000	4,856,000	10,973,000
Earnings from discontinued operation, net of income taxes of $3,542,000 in 2002, $14,499,000 in 2001, $7,577,000 for the six months ended December 31, 2000, and $14,366,000 in fiscal 2000	5,168,000	21,095,000	11,056,000	20,952,000
Direct costs of spin-off, net of income tax benefit of $90,000	(691,000)	—	—	—

Earnings before cumulative effect of accounting change	5,888,000	27,966,000	15,912,000	31,925,000
Cumulative effect of accounting change for goodwill impairment	(28,606,000)	—	—	—

Net (loss) earnings	(22,718,000)	27,966,000	15,912,000	31,925,000

Minimum pension liability	(330,000)	—	—	—

Comprehensive (loss) earnings	$(23,048,000)	$27,966,000	$15,912,000	$31,925,000

(Loss) earnings per common share – basic:
Continuing operations before accounting change	$0.04	$0.18	$0.13	$0.30
Discontinued operation	0.11	0.56	0.29	0.58
Accounting change	(0.74)	—	—	—

Net (loss) earnings	$(0.59)	$0.74	$0.42	$0.88

(Loss) earnings per common share – diluted:
Continuing operations before accounting change	$0.04	$0.18	$0.13	$0.30
Discontinued operation	0.11	0.55	0.29	0.56
Accounting change	(0.73)	—	—	—

Net (loss) earnings	$(0.58)	$0.73	$0.42	$0.86

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

ASSETS	December 31,
Current assets:	2002	2001
Cash and cash equivalents	$454,000	$2,948,000
Accounts receivable	3,526,000	4,170,000
Inventories	382,000	423,000
Prepaid expenses and other	4,088,000	3,127,000
Income taxes receivable	5,906,000	3,819,000
Deferred income taxes	810,000	120,000

Total current assets	15,166,000	14,607,000

Property and equipment, net	244,965,000	245,143,000
Restricted cash	3,683,000	3,161,000
Other assets, net	1,790,000	1,503,000
Goodwill, net	21,883,000	50,489,000
Net assets of discontinued operation	—	102,653,000

Total assets	$287,487,000	$417,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,411,000	$1,024,000
Accrued liabilities	5,325,000	3,394,000
Payable to Dover Downs Gaming & Entertainment, Inc.	793,000	—
Income taxes payable	—	—
Current portion of long-term debt	685,000	635,000
Notes payable to bank	—	110,610,000
Deferred revenue	12,080,000	12,912,000

Total current liabilities	20,294,000	128,575,000

Notes payable to bank	51,515,000	—
Long-term debt	19,229,000	19,905,000
Other liabilities	107,000	131,000
Deferred income taxes	35,809,000	24,426,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)
Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; issued and outstanding: 2002—16,143,252 shares; 2001—14,284,252 shares	1,614,000	1,428,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; issued and outstanding: 2002—23,448,585 shares; 2001—23,769,085 shares	2,345,000	2,376,000
Additional paid-in capital	127,169,000	120,080,000
Retained earnings	29,735,000	128,425,000
Accumulated other comprehensive loss	(330,000)	—

	160,533,000	252,309,000
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	(7,790,000)

Total stockholders’ equity	160,533,000	244,519,000

Total liabilities and stockholders’ equity	$287,487,000	$417,556,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,		Six months ended December 31, 2000	Year ended June 30, 2000
Cash flows from operating activities:	2002	2001
Net (loss) earnings	$(22,718,000)	$27,966,000	$15,912,000	$31,925,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	9,786,000	10,023,000	4,001,000	6,671,000
Amortization of credit facility origination fees	225,000	—	—	—
Earnings from discontinued operation, net	(5,168,000)	(21,095,000)	(11,056,000)	(20,952,000)
Cumulative effect of accounting change	28,606,000	—	—	—
Tax benefit of options exercised	93,000	531,000	—	—
Deferred income taxes	7,962,000	5,100,000	2,078,000	6,166,000
Changes in assets and liabilities:
Accounts receivable	644,000	885,000	5,462,000	(4,692,000)
Inventories	41,000	(90,000)	8,000	45,000
Prepaid expenses and other	(1,026,000)	(36,000)	616,000	(133,000)
Accounts payable	387,000	(4,339,000)	(3,116,000)	5,082,000
Accrued liabilities	2,102,000	1,389,000	(2,432,000)	(15,000)
Payable to Dover Downs Gaming & Entertainment, Inc.	793,000	—	—	—
Income taxes receivable/payable	883,000	(3,367,000)	(847,000)	28,000
Deferred revenue	(832,000)	(965,000)	(3,600,000)	1,667,000

Net cash provided by continuing operations	21,778,000	16,002,000	7,026,000	25,792,000

Cash flows from investing activities:
Capital expenditures	(9,167,000)	(18,445,000)	(49,179,000)	(50,592,000)
Restricted cash	(522,000)	(1,190,000)	(1,163,000)	(261,000)
Other	—	(94,000)	—	(125,000)

Net cash used in investing activities of continuing operations	(9,689,000)	(19,729,000)	(50,342,000)	(50,978,000)

Cash flows from financing activities:
Borrowings from revolving debt agreement	153,544,000	639,295,000	155,350,000	152,494,000
Repayments on revolving debt agreement	(212,639,000)	(587,435,000)	(111,600,000)	(152,994,000)
Debt paid down by Dover Downs Gaming & Entertainment, Inc.	45,000,000	—	—	—
Repayments of long-term debt	(626,000)	(585,000)	—	(335,000)
Repayment of shareholder loan	92,000	—	—	—
Proceeds from sale of common stock, net	6,203,000	—	—	19,185,000
Proceeds from stock options exercised	67,000	260,000	86,000	573,000
Credit facility origination fees	(839,000)	—	—	—
Dividends paid	(3,631,000)	(6,830,000)	(3,407,000)	(6,550,000)
Other assets and liabilities	(24,000)	(97,000)	(18,000)	(90,000)

Net cash (used in) provided by financing activities of continuing operations	(12,853,000)	44,608,000	40,411,000	12,283,000

Net cash (used in) provided by discontinued operation	(1,730,000)	(38,341,000)	(1,964,000)	15,648,000

Net (decrease) increase in cash and cash equivalents	(2,494,000)	2,540,000	(4,869,000)	2,745,000
Cash and cash equivalents, beginning of period	2,948,000	408,000	5,277,000	2,532,000

Cash and cash equivalents, end of period	$454,000	$2,948,000	$408,000	$5,277,000

Supplemental information:
Interest paid	$4,977,000	$4,044,000	$238,000	$1,515,000

Income taxes paid	$1,260,000	$4,020,000	$2,714,000	$3,939,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

References in these footnotes to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and promoted 18 major events during 2002 under the auspices of four of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Grand Prix of Denver in Colorado, and the Grand Prix of St. Petersburg in Florida, beginning with the inaugural event that occurred on February 23, 2003.

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of its subsidiary, Dover Downs, Inc., to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. Holders of the Company’s common stock or Class A common stock received 0.7 shares of Gaming common stock or Class A common stock for each share of the Company’s common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of the gaming business have been reflected as a discontinued operation in the accompanying consolidated financial statements. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company’s continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming, and Gaming became an independent public company. A total of 9,998,976 shares of Gaming common stock and 16,638,359 shares of Gaming Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming was cancelled. See NOTE 2 – Discontinued Operation for further discussion.

NOTE 2—Discontinued Operation

The Company’s former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the net assets and operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense to Gaming of $351,000, $2,645,000, $209,000 and $377,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, respectively, which has been allocated based upon each company’s earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

A summary of the net assets of this discontinued operation is as follows (the March 31, 2002 amounts are immediately prior to the spin-off):

	March 31, 2002	December 31, 2001

Current assets	$18,657,000	$24,485,000
Property and equipment, net	115,971,000	106,772,000
Current liabilities	(25,819,000)	(27,658,000)
Deferred income taxes	(988,000)	(946,000)

Net assets of discontinued operation	$107,821,000	$102,653,000

A summary of the operating results of this discontinued operation, which are included in the net (loss) earnings of DVD, is as follows (the Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

	Years ended December 31,		Six months ended Dec. 31, 2000	Year ended June 30, 2000
	2002	2001
Net revenues	$49,780,000	$181,293,000	$82,752,000	$164,515,000
Operating earnings	8,710,000	36,614,000	18,633,000	35,534,000
Earnings before income taxes	8,710,000	35,594,000	18,633,000	35,318,000
Income taxes	3,542,000	14,499,000	7,577,000	14,366,000
Net earnings	5,168,000	21,095,000	11,056,000	20,952,000

In conjunction with the spin-off, the Company and Gaming have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

The Plan of Reorganization sets forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, the continuation of the gaming business following such separation, including the allocation between the Company and Gaming of certain assets and liabilities, and the distribution of shares of Gaming common stock and Class A common stock. After the spin-off, all assets and liabilities relating to the gaming business are owned and assumed by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by the Company to those sponsored by Gaming. In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, the Company arranged for the transfer to Gaming of the assets and liabilities associated with the Company’s defined benefit pension plan and the 401(k) plan currently sponsored by the Company with respect to employees who became employees of Gaming (or remain employed by Dover Downs, Inc.) after the spin-off.

The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services. The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and Gaming. Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one-year transition period.

The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, the Company:

•	continues to be the sole and exclusive agent for Gaming in all matters relating to the income, franchise, property, sales and use tax liabilities of Gaming;

•	subject to Gaming’s obligation to pay for items relating to its gaming business, bears any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

•	continues to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated state income tax returns; and

•	subject to the right and authority of Gaming to direct the Company in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Gaming tax adjustment, generally has the powers, in the Company’s sole discretion, to contest or compromise any claim or refund on Gaming’s behalf.

NOTE 3—Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash and cash equivalents—The Company considers as cash equivalents all highly-liquid investments with an original maturity of three months or less.

Inventories—Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Property and equipment—Property and equipment are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	5-10 years

The carrying values of property and equipment are evaluated for impairment based upon expected undiscounted future cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the year ended December 31, 2002, the Company incurred $4,560,000 of interest cost, none of which was capitalized. During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, the Company incurred $3,252,000, $2,074,000 and $3,051,000 of interest cost, respectively, of which $1,531,000, $1,890,000 and $1,814,000, respectively, was capitalized.

Goodwill—Goodwill resulting from acquisitions made prior to July 1, 2001 represents the excess of the purchase price over the fair value of net assets acquired. Prior to 2002, the goodwill was amortized using the straight-line method principally over a period of 40 years. Amortization expense for the year ended December 31, 2001, the six months ended December 31, 2000 and the year ended June 30, 2000 was $1,454,000, $728,000 and $1,451,000, respectively. At December 31, 2001, accumulated amortization was $5,156,000. See Recent Accounting Pronouncements section below for further discussion.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

Revenue recognition—Revenues pertaining to specific events, including admissions to racing events and motorsports activities held at our facilities; television, radio and ancillary rights fees; sponsorship fees; luxury suite rentals; hospitality catering and commissions paid by third-party vendors for the right to sell concessions at our facilities; and sales of programs and vendor commissions for the right to sell souvenirs at our facilities are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs are expensed as incurred.

Preopening (start-up) costs represent the direct salaries and other operating costs incurred by the Company prior to opening new permanent or temporary facilities. The Company accounts for these start-up activities under provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities to be expensed as incurred.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. The number of weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,		Six months ended Dec. 31, 2000	Year ended June 30, 2000
	2002	2001
Basic EPS	38,634,000	37,955,000	37,872,000	36,482,000
Effect of dilutive options	346,000	299,000	208,000	844,000

Diluted EPS	38,980,000	38,254,000	38,080,000	37,326,000

Options to purchase 536,427 shares of common stock were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock.

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the year ended June 30, 2000.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years ended December 31,		Six months ended Dec. 31, 2000	Year ended June 30, 2000
	2002	2001
Net (loss) earnings, as reported	$(22,718,000)	$27,966,000	$15,912,000	$31,925,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(819,000)	(605,000)	(279,000)	(509,000)

Pro forma net (loss) earnings	$(23,537,000)	$27,361,000	$15,633,000	$31,416,000

Net (loss) earnings per common share:
Basic – as reported	$(0.59)	$0.74	$0.42	$0.88
Basic – pro forma	$(0.61)	$0.72	$0.41	$0.86

Diluted – as reported	$(0.58)	$0.73	$0.42	$0.86
Diluted – pro forma	$(0.60)	$0.72	$0.41	$0.84

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2002 approximates its fair value based on interest rates available on similar borrowings.

Segment information—The Company accounts for its operating segment in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single motorsports segment.

Reclassifications—Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

Recent accounting pronouncements—In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $1,454,000 reduction in amortization expense in 2002 as compared to 2001. To comply with the transitional provisions of Statement No. 142, we determined our reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of our reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was primarily determined through the use of a discounted cash flow methodology from an independent appraisal. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, as a cumulative effect of an accounting change for the write-off of goodwill in 2002. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

The following schedules reconcile net (loss) earnings and (loss) earnings per share adjusted to exclude after-tax amortization expense for the periods prior to adoption of Statement No. 142, and the cumulative effect of the accounting change recognized in the current year:

	Years ended December 31,		Six months ended Dec. 31, 2000	Year ended June 30, 2000
	2002	2001
Net (loss) earnings	$(22,718,000)	$27,966,000	$15,912,000	$31,925,000
Earnings from discontinued operation and direct costs of spin-off, net of income taxes	(4,477,000)	(21,095,000)	(11,056,000)	(20,952,000)

(Loss) earnings from continuing operations	(27,195,000)	6,871,000	4,856,000	10,973,000
Amortization expense, net of income tax benefit of $60,000 for the year ended December 31, 2001, $30,000 for the six months ended December 31, 2000 and $59,000 for the year ended June 30, 2000	—	1,394,000	698,000	1,392,000
Cumulative effect of accounting change	28,606,000	—	—	—

Adjusted net earnings from continuing operations	$1,411,000	$8,265,000	$5,554,000	$12,365,000

Earnings per common share—basic:
Net (loss) earnings	$(0.59)	$0.74	$0.42	$0.88

Earnings from discontinued operation	(0.11)	(0.56)	(0.29)	(0.58)

(Loss) earnings from continuing operations	(0.70)	0.18	0.13	0.30
Amortization expense, net of income tax benefit	—	0.04	0.02	0.04
Cumulative effect of accounting change	0.74	—	—	—

Adjusted net earnings per share from continuing operations	$0.04	$0.22	$0.15	$0.34

Earnings per common share—diluted:
Net (loss) earnings	$(0.58)	$0.73	$0.42	$0.86
Earnings from discontinued operation	(0.11)	(0.55)	(0.29)	(0.56)

(Loss) earnings from continuing operations	(0.69)	0.18	0.13	0.30
Amortization expense, net of income tax benefit	—	0.04	0.02	0.03
Cumulative effect of accounting change	0.73	—	—	—

Adjusted net earnings per share from continuing operations	$0.04	$0.22	$0.15	$0.33

We completed the annual impairment test in November 2002 and determined that there was no additional impairment of our remaining goodwill balances.

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

In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company adopted Statement No. 146 in January 2003. The adoption of Statement No. 146 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions in Statement No. 148 in our 2002 consolidated financial statements and the accompanying notes included elsewhere in this report. The adoption of Statement No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, ‘Goodwill and Other Intangible Assets,’ requires that deferred income taxes be included in the carrying amount of a reporting unit for the purposes of the first step of the FASB Statement No. 142 goodwill impairment test and provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF No. 02-13 is effective for goodwill impairment tests performed after September 12, 2002. The Company considered the impact of EITF No. 02-13 on its impairment test in November 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our 2002 financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 is not expected to have a significant impact on our results of operations, financial position or cash flows.

Fiscal year—On January 19, 2001, the Company changed its fiscal year-end from June 30 to December 31. The six-month period ended December 31, 2000 transitioned the Company’s reporting period to the new fiscal year-end. Summarized statement of earnings information is as follows:

	Six months ended December 31,		Years ended December 31,
	2000	1999	2000	1999
		(unaudited)	(unaudited)	(unaudited)
Revenues	$39,045,000	$33,652,000	$82,704,000	$74,510,000
Operating earnings	8,810,000	6,860,000	22,028,000	18,780,000
Earnings from continuing operations	4,856,000	3,329,000	12,498,000	9,902,000
Earnings from discontinued operation	11,056,000	10,442,000	21,568,000	19,969,000
Net earnings	15,912,000	13,771,000	34,066,000	29,871,000

Earnings per common share—basic:
Earnings from continuing operations	$0.13	$0.09	$0.33	$0.28
Earnings from discontinued operation	0.29	0.29	0.58	0.56

Net earnings	$0.42	$0.38	$0.91	$0.84

Earnings per common share—diluted:
Earnings from continuing operations	$0.13	$0.09	$0.33	$0.27
Earnings from discontinued operation	0.29	0.29	0.57	0.55

Net earnings	$0.42	$0.38	$0.90	$0.82

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2002	2001
Land	$27,192,000	$27,792,000
Racing facilities	231,164,000	228,867,000
Furniture, fixtures and equipment	22,165,000	16,126,000
Construction in progress	1,711,000	261,000

	282,232,000	273,046,000
Less accumulated depreciation	(37,267,000)	(27,903,000)

	$244,965,000	$245,143,000

Depreciation expense was $9,706,000, $8,490,000, $3,235,000 and $5,129,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, respectively.

NOTE 5—Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2002	2001
Payroll and related items	$591,000	$196,000
Real estate taxes	1,196,000	782,000
Interest	1,075,000	1,473,000
Pension cost	377,000	346,000
Other	2,086,000	597,000

	$5,325,000	$3,394,000

NOTE 6—Indebtedness

Long-term debt consists of the following as of December 31:

	2002	2001
Notes payable to bank	$51,515,000	$110,610,000
SWIDA bonds	19,914,000	20,540,000

	71,429,000	131,150,000
Less current portion	(685,000)	(111,245,000)

	$70,744,000	$19,905,000

As of December 31, 2002, the Company had a $105,000,000 unsecured credit facility that expires on February 19, 2005. This facility does not include Dover Downs, Inc., as it was spun-off effective March 31, 2002. Interest is based, at the Company’s option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%), plus a margin determined by the Company’s leverage ratio. A total of $45 million of the amount outstanding under the previous DVD credit facilities was paid down on April 1, 2002 through a new credit facility which was established by Gaming. The terms of the DVD credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum leverage ratio requirements. The Company would not have been in compliance with the leverage ratio covenant at December 31, 2002, but on January 27, 2003 the Company and its banks amended this covenant effective December 31, 2002 and through the expiration date of the facility. As a result of the amendment, the Company is in compliance with the leverage ratio covenant and expects to be in compliance with the covenants through 2003. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company’s subsidiaries. At December 31, 2002, there was $51,515,000 outstanding under the facility at a weighted average interest rate of 4.46%. After consideration of stand-by letters of credit outstanding, borrowings of $27,566,000 were available pursuant to the facility at December 31, 2002.

The amendment to the Company’s credit agreement also reduced the facility to $85,000,000 effective January 27, 2003, and reduces it to $80,000,000 effective September 30, 2003. The amendment also revised the fixed charge coverage ratio effective December 31, 2002, and secured the credit facility with a first mortgage lien on the real property owned by the Company’s wholly owned subsidiary, Dover International Speedway, effective February 10, 2003. In the event that the Company meets certain leverage ratio covenant requirements for two consecutive fiscal quarters, the mortgage will be released.

Grand Prix entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)”, a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,914,000 is outstanding at December 31, 2002. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2002, $3,683,000 of the Company’s cash balance is restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a Trust Deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 11 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2002 are as follows: 2003-$685,000; 2004-$745,000; 2005-$52,320,000; 2006-$875,000; 2007-$955,000; and thereafter-$15,849,000.

NOTE 7—Income Taxes

The current and deferred income tax provisions (benefits) from continuing operations are as follows:

	Years ended December 31,		Six months Ended Dec. 31,	Year ended June 30,
	2002	2001	2000	2000
Current:
Federal	$(8,259,000)	$(1,263,000)	$822,000	$308,000
State	1,149,000	1,916,000	1,045,000	1,707,000

	(7,110,000)	653,000	1,867,000	2,015,000
Deferred:
Federal	9,208,000	5,670,000	2,103,000	6,092,000
State	(1,246,000)	(570,000)	(25,000)	74,000

	7,962,000	5,100,000	2,078,000	6,166,000

Total income taxes	$852,000	$5,753,000	$3,945,000	$8,181,000

Deferred tax assets and liabilities are comprised of the following as of December 31:

	2002	2001
Deferred tax assets:
Accruals not currently deductible for income taxes	$810,000	$120,000
Net operating loss carry-forwards	7,031,000	3,933,000

Total deferred tax assets	7,841,000	4,053,000

Deferred tax liabilities:
Depreciation	(42,677,000)	(28,359,000)

Total deferred tax liabilities	(42,677,000)	(28,359,000)

	(34,836,000)	(24,306,000)
Valuation allowance	(163,000)	—

Net deferred tax liability	$(34,999,000)	$(24,306,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2022). A valuation allowance of $163,000, net of federal tax benefit, was recorded in 2002 relating to state net operating loss carry-forwards that may expire prior to being realized. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences and estimates of future taxable income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,		Six months ended Dec. 31, 2000	Year ended June 30, 2000
	2002	2001
Federal tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(2.8%)	6.8%	7.5%	6.0%
Non-deductible goodwill and other	(1.8%)	3.8%	2.3%	1.7%
Valuation allowance	7.2%	—	—	—

Effective income tax rate	37.6%	45.6%	44.8%	42.7%

NOTE 8—Pension Plan

Benefits provided by the Dover Motorsports, Inc. pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31 are as follows:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$4,933,000	$3,114,000
Service cost	287,000	569,000
Interest cost	210,000	232,000
Transfer from Rollins Truck Leasing Plan	—	736,000
Transfer to Gaming Plan	(2,546,000)	—
Actuarial loss	24,000	336,000
Benefits paid	(34,000)	(54,000)

Benefit obligation at end of period	2,874,000	4,933,000

Change in plan assets:
Fair value of plan assets at beginning of period	2,870,000	1,762,000
Actual (loss) return on plan assets	(276,000)	77,000
Transfer from Rollins Truck Leasing Plan	—	835,000
Transfer to Gaming Plan	(958,000)	—
Employer contribution	250,000	250,000
Benefits paid	(34,000)	(54,000)

Fair value of plan assets at end of period	1,852,000	2,870,000

Unfunded status	(1,022,000)	(2,063,000)
Unrecognized net loss	1,018,000	1,263,000
Unrecognized prior service cost	245,000	454,000

Net amount recognized	$241,000	$(346,000)

At December 31, 2002, the assets of the plans were invested 53% in equity funds, 28% in intermediate bond funds and the remainder in money market funds. The discount rate for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the year ended June 30, 2000 was 6.5%, 7.0%, 7.5% and 8.0%, respectively. The assumed rate of compensation increase was 5% and the expected long-term rate of return on assets was 9% for all periods presented.

The components of net periodic pension cost are as follows:

	Years ended December 31,		Six months ended Dec. 31,	Year ended June 30,
	2002	2001	2000	2000
Service cost	$287,000	$569,000	$242,000	$399,000
Interest cost	210,000	232,000	99,000	154,000
Expected return on plan assets	(190,000)	(174,000)	(106,000)	(160,000)
Recognized net actuarial loss	28,000	50,000	—	—
Net amortization	25,000	32,000	16,000	32,000

	$360,000	$709,000	$251,000	$425,000

Total retirement plan cost attributable to Gaming, which is included in the net periodic benefit cost above, was $502,000, $143,000 and $286,000 during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, respectively.

The amounts recognized in the Company’s consolidated balance sheet as of December 31 are as follows:

	2002	2001
Accrued benefit cost	$(377,000)	$(346,000)
Intangible asset	49,000	—
Deferred income taxes	239,000	—
Accumulated other comprehensive loss	330,000	—

	$241,000	$(346,000)

A minimum pension liability is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $2,874,000 and $2,365,000, respectively, at December 31, 2002, and $4,933,000 and $3,528,000, respectively, at December 31, 2001.

The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees.

Pursuant to the terms of the Employee Benefits Agreement entered into between the Company and Gaming, the Company arranged for the transfer to Gaming of the assets and liabilities associated with the Company’s defined benefit pension plans and 401(k) plan with respect to employees who are Gaming employees after the spin-off.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at June 30, 1999	$1,140,000	$2,426,000	$99,683,000	$69,409,000	$—
Net earnings	—	—	—	31,925,000	—
Proceeds from the sale of common stock, net	150,000	—	19,035,000	—	—
Dividends paid, $.18 per share	—	—	—	(6,550,000)	—
Proceeds from stock options exercised	11,000	58,000	504,000	—	—
Conversion of Class A common stock to common stock	79,000	(79,000)	—	—	—

Balance at June 30, 2000	1,380,000	2,405,000	119,222,000	94,784,000	—
Net earnings (six months)	—	—	—	15,912,000	—
Dividends paid, $.09 per share	—	—	—	(3,407,000)	—
Proceeds from stock options exercised	5,000	—	81,000	—	—
Conversion of Class A common stock to common stock	20,000	(20,000)	—	—	—

Balance at December 31, 2000	1,405,000	2,385,000	119,303,000	107,289,000	—
Net earnings	—	—	—	27,966,000	—
Dividends paid, $.18 per share	—	—	—	(6,830,000)	—
Proceeds from stock options exercised	14,000	—	246,000	—	—
Tax benefit of exercised stock options	—	—	531,000	—	—
Conversion of Class A common stock to common stock	9,000	(9,000)	—	—	—

Balance at December 31, 2001	1,428,000	2,376,000	120,080,000	128,425,000	—
Net loss	—	—	—	(22,718,000)	—
Repayment of shareholder loan	—	—	92,000	—	—
Proceeds from stock options exercised	9,000	—	58,000	—	—
Proceeds from the sale of common stock, net	146,000	—	6,057,000	—	—
Dividends paid, $.095 per share	—	—	—	(3,631,000)	—
Tax benefit of exercised stock options	—	—	93,000	—	—
Transfer of pension liability to Gaming	—	—	789,000	—	—
Minimum pension liability, net of income taxes of $239,000	—	—	—	—	(330,000)
Conversion of Class A common stock to common stock	31,000	(31,000)	—	—	—
Cancellation of receivable from Gaming	—	—	—	(9,520,000)	—
Debt paid down by Gaming on April 1, 2002	—	—	—	45,000,000	—
Spin-off transaction	—	—	—	(107,821,000)	—

Balance at December 31, 2002	$1,614,000	$2,345,000	$127,169,000	$29,735,000	$(330,000)

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

In August 2002, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of its common stock for net proceeds of $6,203,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company’s common stock on the day preceding the sale which was $4.30 per share. The Company used the proceeds of the sale of common stock to pay-down a portion of borrowings under its revolving credit agreement.

On March 3, 2000, DVD completed the issuance of 1,500,000 additional shares of Common Stock through a public offering resulting in net proceeds to the Company of $19,185,000. The Company used the net proceeds of the offering to pay down a portion of its borrowings under its revolving line of credit facility.

At December 31, 2001, Gaming owed the Company $7,790,000. The Company and Gaming agreed to cancel any remaining receivables between the Company and Gaming in connection with the spin-off and adjust the Company’s stockholders’ equity by an equal amount. As such, this balance as of December 31, 2001 was reflected as a reduction to stockholders’ equity in the consolidated balance sheet.

On January 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2003 to shareholders of record at the close of business on February 10, 2003.

The Company has a stock option plan pursuant to which the Company’s Board of Directors may grant stock options to purchase up to 2,541,084 shares of common stock to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

Historically, certain Gaming employees participated in the DVD stock option plan. In conjunction with the spin-off, Gaming adopted a stock option plan for its employees. Following the spin-off, grants to purchase 125,000 shares of common stock under the DVD plan held by Gaming employees were cancelled and replaced with Gaming stock option grants. Additionally, all outstanding DVD stock options were adjusted to obtain the same relative ratio of the exercise price to market value on a post spin-off basis. Vesting provisions, option periods and all other applicable terms and conditions remained the same.

The Company applies APB Opinion No. 25 and related interpretations, as permitted by Statement No. 123, in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December,			June, 2000
	2002	2001	2000
Risk-free interest rate	4.86%	4.30%	5.75%	6%
Volatility	67%	38%	46%	47%
Expected dividend yield	0.55%	1.18%	1.27%	1.35%
Expected life (in years)	7.5	6.5	6.5	6.5

The weighted-average fair value of options granted during the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the year ended June 30, 2000 was $4.83, $4.70, $5.37 and $5.58, respectively.

Option activity was as follows:

	December 31,			June 30, 2000
Number of options:	2002	2001	2000
Outstanding at beginning of period	962,742	1,156,030	1,154,522	1,642,406
Granted	331,000	65,000	60,000	218,000
Exercised	(85,000)	(137,788)	(58,492)	(680,884)
Expired	(66,000)	(120,500)	—	(25,000)
Cancelled	(125,000)	—	—	—
Spin-off adjustments	558,180	—	—	—

Outstanding at end of period	1,575,922	962,742	1,156,030	1,154,522

At period end:
Options available for grant	550,314	207,410	151,910	211,910
Options exercisable	941,804	512,790	562,998	563,243
Weighted average exercise price:
Options granted	$7.17	$11.55	$11.18	$11.48
Options exercised	0.78	1.87	1.52	0.83
Options outstanding	4.16	8.76	8.19	7.70
Options exercisable	2.79	6.23	4.56	3.63

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.38	436,123	1.0yrs	436,123	$0.38
$3.78-$5.45	699,199	3.7yrs	416,073	$4.36
$6.56-$7.24	440,600	6.3yrs	89,608	$6.63

	1,575,922		941,804

NOTE 10—Related Party Transactions

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, Gaming allocated corporate costs of $495,000, $2,307,000, $828,000 and $1,640,000, respectively, to DVD. As of December 31, 2002, DVD’s consolidated balance sheet included a $793,000 payable to Gaming for these costs. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable

During the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, the Company purchased certain paving, site work and construction services involving total payments of $572,000, $187,000 and $432,000 from a company wholly owned by an employee/director. During the six-month period ended December 31, 2000, the Company purchased an aircraft from a company wholly owned by the aforementioned employee/director for $6,029,000. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (“RTLC”), which were related to the Company through common ownership, during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000. The total cost of these services, which have been included in general and administrative expenses in the consolidated statement of earnings, was $6,000, $20,000 and $37,000, respectively. Gaming purchased administrative services from RTLC during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000. The total cost of these services, which have been included in earnings from discontinued operation in the consolidated statement of earnings, was $71,000, $233,000 and $420,000, respectively. RTLC ceased to provide these services effective in April 2001.

In August 2002, certain existing shareholders of the Company, including two directors, acquired from the Company 1,453,500 shares of its common stock for net proceeds of $6,203,000. The shares of common stock were sold in an unregistered private offering to accredited investors at fair value based on the closing market price of the Company’s common stock on the day preceding the sale which was $4.30 per share.

During the third quarter of 2002, under the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return will include the operations of Gaming for the first quarter of the year.

Use by Gaming of our 5/8-mile harness racing track is under an easement granted by us and does not require the payment of any rent. Under the terms of the easement Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by us and is on the inside of our motorsports superspeedway. Gaming’s indoor grandstands are used by us free of charge in connection with our motorsports events. We also lease our principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming.

In conjunction with the spin-off, the Company and Gaming entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. Refer to NOTE 2 – Discontinued Operation for further discussion.

At the date of the acquisition of Grand Prix, $299,000 was due to Grand Prix from certain shareholders/officers for outstanding loans made for the purpose of purchasing Grand Prix common stock. As of December 31, 2001, $92,000 was outstanding from a director of the Company. This remaining balance was repaid in full in January 2002.

NOTE 11—Commitments and Contingencies

The Company leases certain land at Gateway with leases expiring at various dates through 2070. The Company also leases certain land, buildings and equipment at its other facilities with leases expiring at various dates through 2009. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations for these leases amounted to $327,000, $243,000, $122,000 and $236,000 for the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the year ended June 30, 2000, respectively. The minimum lease payments due under these leases are as follows:

2003	$ 369,000
2004	351,000
2005	347,000
2006	299,000
2007	283,000
Thereafter	$4,242,000

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of Wilson, Tennessee in the amount of $25,900,000, of which $25,500,000 is outstanding on December 31, 2002. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Interest only payments were required until September 1, 2002, and were made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit. The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of December 31, 2002, $1,145,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. In 2003, we expect the payments into the fund to exceed the debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company received a notice of proposed tax adjustment for the years 1997 through 2000 related to a Tennessee state sales and use tax audit. The Company is vigorously contesting the notice. Final proposed adjustments have not been received for these years. Management believes that the ultimate outcome of the audit will not have a material adverse impact on the Company’s results of operations, financial position or cash flows.

Prior to December 28, 2001, Nashville Speedway, USA, a wholly owned subsidiary of the Company, leased the racetrack at the Tennessee State Fairgrounds pursuant to a lease expiring September 30, 2007, or earlier on September 30, 2002 at the Company’s option. Effective December 28, 2001, Nashville Speedway, USA assigned its lease of this facility to a third party. As a result, the Company’s operations at this facility ceased. Total rental expense charged to the Company was based on the profitability of the Nashville operation conducted at the fairgrounds. There was no rent expense for the year ended December 31, 2001 or the six-month period ended December 31, 2000. For the year ended June 30, 2000, $46,000 was charged to rent expense.

On April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its future parking needs. The $900,000 purchase price is expected to be refunded to the Company in 2003. In addition, the owner of the condemned land has indicated that he intends to make a claim for attorney’s fees alleged to approximate $1,200,000. Settlement negotiations have been ongoing, but have been unsuccessful to date. In the event a settlement is not reached, the Company believes that it has viable defenses to and will vigorously contest any such claim.

The Company is from time to time a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

NOTE 12—Quarterly Results – (unaudited)

	March 31 (a)	June 30	September 30	December 30
Year Ended December 31, 2002
Revenues	$996,000	$48,641,000	$41,622,000	$2,472,000
Operating (loss) earnings	(7,065,000)	14,037,000	9,017,000	(9,219,000)
(Loss) earnings from continuing operations before cumulative effect of accounting change	(4,363,000)	7,382,000	3,731,000	(5,339,000)
Earnings from discontinued operation	4,477,000	—	—	—
Net (loss) earnings	(28,492,000)	7,382,000	3,731,000	(5,339,000)

(Loss) earnings per common share—basic:
Continuing operations before accounting change	$(0.12)	$0.19	$0.10	$(0.13)
Discontinued operation	0.12	—	—	—
Accounting change	(0.75)	—	—	—

Net (loss) earnings	$(0.75)	$0.19	$0.10	$(0.13)

(Loss) earnings per common share—diluted:
Continuing operations before accounting change	$(0.12)	$0.19	$0.10	$(0.13)
Discontinued operation	0.12	—	—	—
Accounting change	(0.75)	—	—	—

Net (loss) earnings	$(0.75)	$0.19	$0.10	$(0.13)

Year Ended December 31, 2001
Revenues	$1,076,000	$46,506,000	$35,891,000	$3,078,000
Operating (loss) earnings	(5,659,000)	16,301,000	11,301,000	(7,705,000)
(Loss) earnings from continuing operations	(3,347,000)	8,954,000	6,093,000	(4,829,000)
Earnings from discontinued operation	5,729,000	5,414,000	5,298,000	4,654,000
Net earnings (loss)	2,382,000	14,368,000	11,391,000	(175,000)

(Loss) earnings per common share—basic:
Continuing operations	$(0.09)	$0.24	$0.16	$(0.13)
Discontinued operation	0.15	0.14	0.14	0.13

Net earnings	$0.06	$0.38	$0.30	$—

(Loss) earnings per common share—diluted:
Continuing operations	$(0.09)	$0.24	$0.16	$(0.13)
Discontinued operation	0.15	0.14	0.14	0.13

Net earnings	$0.06	$0.38	$0.30	$—

(a)	As a result of the adoption of Statement No. 142, the Company recorded a non-cash charge of $28,606,000 as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.