Form 10-Q
period 2003-03-31
DOVER MOTORSPORTS INC
filed 2003-05-09
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number 1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	51-0357525 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock –	16,378,353 shares
Class A Common Stock –	23,448,585 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$3,967	$996
Expenses:
Operating and marketing	6,470	2,193
Depreciation and amortization	2,626	2,357
General and administrative	3,611	3,511

	12,707	8,061

Operating loss	(8,740)	(7,065)
Interest income	3	13
Interest expense	(1,249)	(897)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(9,986)	(7,949)
Income tax benefit	(4,993)	(3,586)

Loss from continuing operations before cumulative effect of accounting change	(4,993)	(4,363)
Earnings from discontinued operation, net of income taxes of $3,542	—	5,168
Direct costs of spin-off, net of income tax benefit of $90	—	(691)

(Loss) earnings before cumulative effect of accounting change	(4,993)	114
Cumulative effect of accounting change for goodwill impairment	—	(28,606)

Net loss	$(4,993)	$(28,492)

Net loss per common share – basic:
Continuing operations before accounting change	$(0.13)	$(0.12)
Discontinued operation	—	0.12
Accounting change	—	(0.75)

Net loss	$(0.13)	$(0.75)

Net loss per common share – diluted:
Continuing operations before accounting change	$(0.13)	$(0.12)
Discontinued operation	—	0.12
Accounting change	—	(0.75)

Net loss	$(0.13)	$(0.75)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$389	$454
Accounts receivable	9,820	3,526
Inventories	585	382
Prepaid expenses and other	4,708	4,088
Income taxes receivable	5,385	5,906
Deferred income taxes	450	810

Total current assets	21,337	15,166
Property and equipment, net	244,183	244,965
Restricted cash	1,916	3,683
Other assets, net	1,741	1,790
Deferred income taxes	2,202	1,865
Goodwill	21,883	21,883

Total assets	$293,262	$289,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$1,411
Accrued liabilities	4,139	5,325
Payable to Dover Downs Gaming & Entertainment, Inc.	1,490	793
Current portion of long-term debt	745	685
Deferred revenue	31,230	12,080

Total current liabilities	39,144	20,294
Notes payable to banks	41,770	51,515
Long-term debt	18,485	19,229
Other liabilities	107	107
Deferred income taxes	38,524	37,674
Commitments and contingencies (see Notes to the Consolidated Financial Statements)
Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; issued and outstanding: March 31, 2003-16,378,353 shares; December 31, 2002-16,143,252 shares	1,638	1,614
Class A common stock, $.10 par value; 55,000,000 shares authorized; issued and outstanding: March 31, 2003-23,448,585 shares; December 31, 2002-23,448,585 shares	2,345	2,345
Additional paid-in capital	127,235	127,169
Retained earnings	24,344	29,735
Accumulated other comprehensive loss	(330)	(330)

Total stockholders’ equity	155,232	160,533

Total liabilities and stockholders’ equity	$293,262	$289,352

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,993)	$(28,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,626	2,357
Amortization and write-off of credit facility fees	220	—
Earnings from discontinued operation, net	—	(5,168)
Cumulative effect of accounting change	—	28,606
Deferred income taxes	873	555
Changes in assets and liabilities:
Accounts receivable	(6,294)	(982)
Inventories	(203)	—
Prepaid expenses and other	(567)	(4,641)
Income taxes receivable	521	(2,362)
Accounts payable	129	2,208
Accrued liabilities	(1,186)	(337)
Payable to Dover Downs Gaming & Entertainment, Inc.	697	—
Deferred revenue	19,150	19,624

Net cash provided by continuing operations	10,973	11,368

Cash flows from investing activities:
Capital expenditures	(1,823)	(543)
Restricted cash	1,767	1,656

Net cash (used in) provided by investing activities of continuing operations	(56)	1,113

Cash flows from financing activities:
Borrowings from revolving debt agreement	5,950	81,270
Repayments on revolving debt agreement	(15,695)	(88,149)
Repayments of long-term debt	(684)	(635)
Repayment of shareholder loan	—	92
Proceeds from stock options exercised	90	—
Credit facility amendment fees	(245)	—
Dividends paid	(398)	(1,713)

Net cash used in financing activities of continuing operations	(10,982)	(9,135)

Net cash used in discontinued operation	—	(1,730)

Net (decrease) increase in cash and cash equivalents	(65)	1,616
Cash and cash equivalents, beginning of period	454	2,948

Cash and cash equivalents, end of period	$389	$4,564

Supplemental information:
Interest paid	$1,581	$1,432

Income taxes paid	$(7,075)	$(766)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2003. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to the seasonal nature of the Company’s business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and are scheduled to promote 19 major events during 2003 under the auspices of four of the premier sanctioning bodies in motorsports – the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Grand Prix of Denver in Colorado, and the Grand Prix of St. Petersburg in Florida, beginning with the inaugural event that occurred on February 23, 2003.

NOTE 3 – Discontinued Operation

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of its subsidiary, Dover Downs, Inc., to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. The Company’s former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense to Gaming of $351,000 for the three months ended March 31, 2002, which was allocated based upon each company’s earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

A summary of the operating results of this discontinued operation for the three months ended March 31, 2002, which are included in the net loss of DVD, is as follows (the Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

Net revenues	$49,780,000
Operating earnings	8,710,000
Earnings before income taxes	8,710,000
Income taxes	3,542,000
Net earnings	5,168,000

NOTE 4 – Summary of Significant Accounting Policies

Basis of consolidation and presentation-The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue recognition-Revenues pertaining to specific events, including admissions to racing events and motorsports activities held at our facilities; television, radio and ancillary rights fees; sponsorship fees; luxury suite rentals; hospitality catering and commissions paid by third-party vendors for the right to sell concessions at our facilities; and sales of programs and vendor commissions for the right to sell souvenirs at our facilities are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.

Expense recognition-Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs are expensed as incurred.

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended March 31,
	2003	2002
Basic EPS	39,734,000	38,053,000
Effect of dilutive options	—	—

Diluted EPS	39,734,000	38,053,000

Options to purchase 1,605,302 shares of common stock were outstanding as of March 31, 2003, but were not included in the computation of diluted EPS because the Company incurred a loss during the period and the options would have been anti-dilutive.

Accounting for stock options-The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense during the three months ended March 31, 2003 and 2002.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(4,993,000)	$(28,492,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(265,000)	(205,000)

Pro forma net loss	$(5,258,000)	$(28,697,000)

Net loss per common share:
Basic – as reported	$(0.13)	$(0.75)
Basic – pro forma	$(0.13)	$(0.75)

Diluted – as reported	$(0.13)	$(0.75)
Diluted – pro forma	$(0.13)	$(0.75)

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

Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. We adopted the provisions of Statement No. 143 on January 1, 2003. The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of Statement No. 145 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of Statement No. 148 in our consolidated financial statements and the accompanying notes. The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our consolidated financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 did not have a significant impact on our results of operations, financial position or cash flows.

NOTE 5 – Indebtedness

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
Notes payable to banks	$41,770,000	$51,515,000
SWIDA bonds	19,230,000	19,914,000

	61,000,000	71,429,000
Less current portion	(745,000)	(685,000)

	$60,255,000	$70,744,000

As of March 31, 2003, the Company had a $85,000,000 credit facility that expires on February 19, 2005. The facility is secured by a first mortgage lien on the real property owned by the Company’s wholly owned subsidiary, Dover International Speedway. In the event that the Company meets certain leverage ratio covenant requirements for two consecutive fiscal quarters, the mortgage will be released. Interest is based, at the Company’s option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%), plus a margin determined by the Company’s leverage ratio. The terms of the DVD credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum leverage ratio requirements. At March 31, 2003, the Company was in compliance with the terms of the facility and there was $41,770,000 outstanding under the facility at a weighted average interest rate of 4.6%. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. Based on operating results to date and expected results for the remainder of the year, the Company may not be in compliance with the leverage ratio covenant as of the next measurement date (June 30, 2003). The Company would seek an amendment from its bank group if it is ultimately determined that it is not in compliance with the covenant. The Company believes that it could obtain such amendment, however there can be no assurances. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company’s subsidiaries. After consideration of stand-by letters of credit outstanding, borrowings of $17,311,000 were available pursuant to the facility at March 31, 2003. Effective September 30, 2003 based on the terms of the credit facility, it will be reduced to $80,000,000. During the three months ended March 31, 2003, interest expense included $135,000 related to the partial write-off of previously deferred fees, the majority of which were paid to the bank group, as a result of the amendment of the credit facility in January 2003.

The Company’s wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,230,000 is outstanding at March 31, 2003. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2003, $1,916,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a Trust Deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$1,614,000	$2,345,000	$127,169,000	$29,735,000	$(330,000)
Net loss	—	—	—	(4,993,000)	—
Proceeds from stock options exercised	24,000	—	66,000	—	—
Dividends paid, $0.01 per share	—	—	—	(398,000)	—

Balance at March 31, 2003	$1,638,000	$2,345,000	$127,235,000	$24,344,000	$(330,000)

On April 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend will be payable on June 10, 2003 to shareholders of record at the close of business on May 10, 2003.

The Company has a stock option plan pursuant to which the Company’s Board of Directors may grant stock options to purchase up to 2,541,084 shares of common stock to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

NOTE 7 – Related Party Transactions

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that address the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement. The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the spin-off including the allocation between the companies of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting the Company’s Dover, Delaware facility. The Employee Benefits Agreement provided for the transfer of Gaming employees from employee benefits under plans or programs sponsored by the Company to those sponsored by Gaming.

The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services and may be terminated by the party receiving the service or by the party providing the service after April 1, 2003. The Tax Sharing Agreement provides for the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

During the three months ended March 31, 2003 and 2002, Gaming allocated corporate costs of $421,000 and $164,000, respectively, to DVD. As of March 31, 2003, DVD’s consolidated balance sheet included a $1,490,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf which the Company anticipates paying by the end of the second quarter of 2003. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company free of charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

NOTE 8 – Commitments and Contingencies

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of the County of Wilson (Tennessee) in the amount of $25,900,000, of which $25,500,000 is outstanding on March 31, 2003. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Interest only payments were required until September 1, 2002, and were made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit. The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of March 31, 2003, $2,126,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its future parking needs. The $900,000 purchase price is expected to be refunded to the Company in 2003. In addition, the owner of the condemned land made a claim for attorneys’ fees alleged to approximate $1,200,000. In response, SWIDA filed a motion for declaratory relief in Circuit Court in St. Clair County, Illinois which is currently pending. While the attorneys’ fee claim is against SWIDA, Gateway believes it is responsible for its payment and continues to fund all litigation costs associated with this matter pursuant to a 1998 agreement it entered into with SWIDA when the condemnation proceedings originally began. Settlement negotiations have been ongoing, but have been unsuccessful to date. As of March 31, 2003, the Company had $355,000 accrued to settle payment of this fee dispute. In the event a settlement is not reached, the Company believes that it and SWIDA have viable defenses and will vigorously pursue the declaratory relief action.

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

On March 31, 2002, DVD completed the tax-free spin-off of Dover Downs Gaming & Entertainment, Inc., its gaming business. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from consolidated revenues and expenses in the accompanying consolidated financial statements and our discussions herein.

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

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Revenues increased by $2,971,000 to $3,967,000, primarily as a result of the Company’s inaugural Grand Prix of St. Petersburg event that occurred in February 2003.

Operating and marketing expenses increased by $4,277,000 in the first quarter of 2003 compared with the first quarter of 2002, primarily as a result of the inaugural Grand Prix of St. Petersburg event and also due to higher overall sales and marketing expenses.

Depreciation and amortization expense increased by $269,000, primarily due to an increase in depreciation expense related to assets acquired for the inaugural Grand Prix of Denver event that occurred in September 2002 and the inaugural Grand Prix of St. Petersburg event.

General and administrative expenses increased by $100,000 to $3,611,000 from $3,511,000 in the first quarter of 2002, primarily due to higher wages, benefits and insurance for the Company on a stand-alone basis after the spin-off of its gaming business. These increases were substantially offset by other cost reductions throughout the Company.

Net interest expense increased by $362,000, primarily as a result of the Company’s average interest rate increasing from 3.88% during the first quarter of 2002 to 5.90% during the first quarter of 2003 and the amortization and write-off of origination and amendment fees related to the Company’s credit facility. The Company’s credit facility was amended in January 2003, which required the partial write-off of previously deferred fees, the majority of which were paid to the bank group, in the amount of $135,000.

The Company’s effective income tax rates for the three months ended March 31, 2003 and 2002 were 50.0% and 45.1%, respectively. The increase in the effective income tax rate resulted primarily from an increase in the Company’s blended state income tax rate and from certain items that are expenses for financial reporting purposes but are not deductible in determining taxable income.

Loss from continuing operations before cumulative effect of accounting change was $4,993,000 in the first quarter of 2003 as compared with $4,363,000 in the first quarter of 2002. The increase resulted primarily from the operating loss incurred from the inaugural Grand Prix of St. Petersburg event and increased depreciation and interest expenses.

The Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from discontinued operation in the first quarter of 2003 as compared with $4,477,000 of earnings in the first quarter of 2002.

The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with the Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, in the first quarter of 2002. The charge resulted from the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Liquidity and Capital Resources

Net cash provided by continuing operations was $10,973,000 for the three months ended March 31, 2003 compared to $11,368,000 for the three months ended March 31, 2002. The decrease in 2003 as compared to 2002 was primarily due to an increase in the loss from continuing operations before cumulative effect of accounting change from $7,949,000 for the three months ended March 31, 2002 to $9,986,000 for the three months ended March 31, 2003, the timing of invoicing to and receipts from customers and the timing of invoicing from and payments to vendors. Offsetting the decreases in net cash provided by operations was a $7,075,000 tax refund received in the first quarter of 2003.

Net cash used in investing activities was $56,000 for the three months ended March 31, 2003 as compared to net cash provided by investing activities of $1,113,000 for the three months ended March 31, 2002. The change was primarily due to capital expenditures related to the inaugural Grand Prix of St. Petersburg event.

Net cash used in financing activities was $10,982,000 for the three months ended March 31, 2003 as compared to $9,135,000 for the three months ended March 31, 2002. The change from 2002 to 2003 was primarily due to reduced borrowings under the Company’s revolving credit agreement and the payment of fees to amend the Company’s credit facility. The Company paid $398,000 in regular quarterly cash dividends for the three months ended March 31, 2003 as compared to $1,713,000 for the three months ended March 31, 2002 when the Company’s operations included the spun-off gaming business.

As of March 31, 2003, the Company had a $85,000,000 credit facility that expires on February 19, 2005. The facility is secured by a first mortgage lien on the real property owned by the Company’s wholly owned subsidiary, Dover International Speedway. In the event that the Company meets certain leverage ratio covenant requirements for two consecutive fiscal quarters, the mortgage will be released. Interest is based, at the Company’s option, upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%), plus a margin determined by the Company’s leverage ratio. The terms of the DVD credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum leverage ratio requirements. At March 31, 2003, the Company was in compliance with the terms of the facility and there was $41,770,000 outstanding under the facility at a weighted average interest rate of 4.6%. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. Based on operating results to date and expected results for the remainder of the year, the Company may not be in compliance with the leverage ratio covenant as of the next measurement date (June 30, 2003). The Company would seek an amendment from its bank group if it is ultimately determined that it is not in compliance with the covenant. The Company believes that it could obtain such amendment, however there can be no assurances. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company’s subsidiaries. After consideration of stand-by letters of credit outstanding, borrowings of $17,311,000 were available pursuant to the facility at March 31, 2003. Effective September 30, 2003 based on the terms of the credit facility, it will be reduced to $80,000,000.

The Company expects capital expenditures of approximately $4,000,000-$5,000,000 during 2003. This estimate decreased from $5,000,000-$6,000,000 as of December 31, 2002, as a result of the Company delaying or eliminating certain planned capital projects. The 2003 capital projects primarily relate to improvements necessary to promote our inaugural Grand Prix of St. Petersburg event held on February 23, 2003, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2003, as well as any cash dividends the Board of Directors may declare. Additionally, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

On April 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend will be payable on June 10, 2003 to shareholders of record at the close of business on May 10, 2003.

Related Party Transactions

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that address the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement. The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the spin-off including the allocation between the companies of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting the Company’s Dover, Delaware facility. The Employee Benefits Agreement provided for the transfer of Gaming employees from employee benefits under plans or programs sponsored by the Company to those sponsored by Gaming.

The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services and may be terminated by the party receiving the service or by the party providing the service after April 1, 2003. The Tax Sharing Agreement provides for the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

During the three months ended March 31, 2003 and 2002, Gaming allocated corporate costs of $421,000 and $164,000, respectively, to DVD. As of March 31, 2003, DVD’s consolidated balance sheet included a $1,490,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf which the Company anticipates paying by the end of the second quarter of 2003. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company free of charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

Contractual Obligations

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of the County of Wilson (Tennessee) in the amount of $25,900,000, of which $25,500,000 is outstanding on March 31, 2003. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Interest only payments were required until September 1, 2002, and were made from a capitalized interest fund established from the bond proceeds. The principal payments range from $400,000 in September 2002 to $1,600,000 in 2029. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. If the taxes are insufficient for the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit. The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of March 31, 2003, $2,126,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,230,000 is outstanding at March 31, 2003. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2003, $1,916,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We completed our analysis of impairment of our goodwill during the second quarter of 2002, as a result of adopting the transitional provisions of Statement No. 142, and recorded a non-cash charge of $28,606,000 which was recognized as a cumulative effect of an accounting change in the three months ended March 31, 2002. We completed the annual impairment test in November 2002 and determined that there was no additional impairment. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At March 31, 2003, the remaining balance of goodwill is $21,883,000. The Company will be required to complete its annual assessment of goodwill in November 2003 or sooner if adverse events or circumstances occur.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. We adopted the provisions of Statement No. 143 on January 1, 2003. The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of Statement No. 145 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of Statement No. 148 in our consolidated financial statements and the accompanying notes included elsewhere in this report. The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our consolidated financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 did not have a significant impact on our results of operations, financial position or cash flows.

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

Our Relationship With Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon keeping a good working relationship with the governing bodies of motorsports that sanction national racing events. These governing bodies include NASCAR, CART, IRL and NHRA. The governing bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Street Races Depend On City Permits And Good Relationships With City Officials And Others

In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-nine years, there can be no assurance that this event will continue to be held or be successful. Similarly, the Grand Prix of Denver and the Grand Prix of St. Petersburg require that we obtain a variety of licenses and permits. Our agreements with the cities of Denver and St. Petersburg extend through 2008 and 2007, respectively. Our ability to conduct street races requires that we maintain excellent relationships with the host city and its officials. Furthermore, a portion of the Grand Prix of Denver is run on property leased to us by the Pepsi Center. Therefore, we must maintain an excellent relationship with management of the Pepsi Center.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,500,000 is outstanding on March 31, 2003, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Interest only payments were required until September 1, 2002 and were made from a capitalized interest fund established from bond proceeds. The capitalized interest fund was depleted in September 2002, at which time the debt service on the bonds became payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2003, $2,126,000 was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $25,919,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Even after this charge, approximately $21,883,000, or 7.5%, of our total assets as of March 31, 2003, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at March 31, 2003 and December 31, 2002. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $41,770,000 at March 31, 2003 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at March 31, 2003 would cause a change in total annual interest costs of $418,000.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the capitalized interest fund or the sales and incremental property taxes generated from the facility.

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

Part II – Other Information

Item 1. Legal Proceedings

On April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. As all appeal rights have now been exhausted, Gateway will be required to find other property or alternate means to meet its future parking needs. The $900,000 purchase price is expected to be refunded to the Company in 2003. In addition, the owner of the condemned land made a claim for attorneys’ fees alleged to approximate $1,200,000. In response, SWIDA filed a motion for declaratory relief in Circuit Court in St. Clair County, Illinois which is currently pending. While the attorneys’ fee claim is against SWIDA, Gateway believes it is responsible for its payment and continues to fund all litigation costs associated with this matter pursuant to a 1998 agreement it entered into with SWIDA when the condemnation proceedings originally began. Settlement negotiations have been ongoing, but have been unsuccessful to date. As of March 31, 2003, the Company had $355,000 accrued to settle payment of this fee dispute. In the event a settlement is not reached, the Company believes that it and SWIDA have viable defenses and will vigorously pursue the declaratory relief action.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2003, Henry B. Tippie, R. Randall Rollins and Patrick J. Bagley were re-elected as directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were Kenneth K. Chalmers, Melvin L. Joseph, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr. and Eugene W. Weaver.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of Henry B. Tippie	249,667,644	—	76,242	1,110,524
Election of R. Randall Rollins	249,665,574	—	78,312	1,110,524
Election of Patrick J. Bagley	249,685,707	—	58,179	1,110,524

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 9, 2003	DOVER MOTORSPORTS, INC. Registrant

/s/ DENIS MCGLYNN
Denis McGlynn President and Chief Executive Officer and Director

/s/ PATRICK J. BAGLEY
Patrick J. Bagley Senior Vice President-Finance and Chief Financial Officer

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ PATRICK J. BAGLEY
Patrick J. Bagley Senior Vice President-Finance and Chief Financial Officer