Form 10-Q
period 2003-06-30
DOVER MOTORSPORTS INC
filed 2003-08-07
CIK 1017673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of July 31, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	16,486,457 shares
Class A Common Stock -	23,448,585 shares

Part I—Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$47,849	$48,641	$51,816	$49,637

Expenses:
Operating and marketing	29,483	28,346	35,953	30,539
Depreciation and amortization	2,698	2,372	5,324	4,729
General and administrative	4,137	3,886	7,748	7,397

	36,318	34,604	49,025	42,665

Operating earnings	11,531	14,037	2,791	6,972

Interest income	3	25	6	38

Interest expense	(1,488)	(1,138)	(2,737)	(2,035)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	10,046	12,924	60	4,975

Income taxes	5,023	5,542	30	1,956

Earnings from continuing operations before cumulative effect of accounting change	5,023	7,382	30	3,019

Earnings from discontinued operation, net of income taxes of $3,542	—	—	—	5,168

Direct costs of spin-off, net of income tax benefit of $90	—	—	—	(691)

Earnings before cumulative effect of accounting change	5,023	7,382	30	7,496

Cumulative effect of accounting change for goodwill impairment	—	—	—	(28,606)

Net earnings (loss)	$5,023	$7,382	$30	$(21,110)

Net earnings (loss) per common share—basic:
Continuing operations before accounting change	$0.13	$0.19	$—	$0.08
Discontinued operation	—	—	—	0.12
Accounting change	—	—	—	(0.75)

Net earnings (loss)	$0.13	$0.19	$—	$(0.55)

Net earnings (loss) per common share—diluted:
Continuing operations before accounting change	$0.13	$0.19	$—	$0.08
Discontinued operation	—	—	—	0.12
Accounting change	—	—	—	(0.75)

Net earnings (loss)	$0.13	$0.19	$—	$(0.55)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,227	$454
Accounts receivable	11,910	3,526
Inventories	637	382
Prepaid expenses and other	4,957	4,088
Income taxes receivable	4,176	5,906
Deferred income taxes	644	810

Total current assets	23,551	15,166

Property and equipment, net	242,288	244,965
Restricted cash	1,956	3,683
Other assets, net	1,358	1,790
Deferred income taxes	2,419	1,865
Goodwill	21,883	21,883

Total assets	$293,455	$289,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,062	$1,411
Accrued liabilities	7,102	5,325
Payable to Dover Downs Gaming & Entertainment, Inc.	638	793
Notes payable to banks	43,460	—
Current portion of long-term debt	745	685
Deferred revenue	19,165	12,080

Total current liabilities	73,172	20,294

Notes payable to banks	—	51,515
Long-term debt	18,486	19,229
Other liabilities	85	107
Deferred income taxes	41,282	37,674

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; issued and outstanding: June 30, 2003—16,486,457 shares; December 31, 2002—16,143,252 shares	1,649	1,614
Class A common stock, $.10 par value; 55,000,000 shares authorized; issued and outstanding: June 30, 2003—23,448,585 shares; December 31, 2002—23,448,585 shares	2,345	2,345
Additional paid-in capital	127,799	127,169
Retained earnings	28,967	29,735
Accumulated other comprehensive loss	(330)	(330)

Total stockholders’ equity	160,430	160,533

Total liabilities and stockholders’ equity	$293,455	$289,352

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$30	$(21,110)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	5,324	4,729
Amortization and write-off of credit facility fees	743	—
Earnings from discontinued operation, net	—	(5,168)
Cumulative effect of accounting change	—	28,606
Tax benefit of options exercised	533	—
Deferred income taxes	3,220	3,628
Changes in assets and liabilities:
Accounts receivable	(8,384)	(10,077)
Inventories	(255)	(69)
Prepaid expenses and other	(1,048)	(1,901)
Income taxes receivable	1,730	(218)
Accounts payable	651	(89)
Accrued liabilities	1,777	2,757
Payable to Dover Downs Gaming & Entertainment, Inc.	(155)	—
Deferred revenue	7,085	8,196

Net cash provided by continuing operations	11,251	9,284

Cash flows from investing activities:
Capital expenditures	(2,604)	(2,520)
Restricted cash	1,727	1,639
Other	70	—

Net cash used in investing activities of continuing operations	(807)	(881)

Cash flows from financing activities:
Borrowings from revolving debt agreement	23,050	96,699
Repayments on revolving debt agreement	(31,105)	(147,621)
Debt paid down by Dover Downs Gaming & Entertainment, Inc	—	45,000
Repayments of long-term debt	(683)	(635)
Repayment of shareholder loan	—	92
Proceeds from stock options exercised	132	33
Other liabilities	(22)	(8)
Credit facility amendment fees	(245)	—
Dividends paid	(798)	(2,474)

Net cash used in financing activities of continuing operations	(9,671)	(8,914)

Net cash used in discontinued operation	—	(1,730)

Net increase (decrease) in cash and cash equivalents	773	(2,241)
Cash and cash equivalents, beginning of period	454	2,948

Cash and cash equivalents, end of period	$1,227	$707

Supplemental information:
Interest paid	$2,081	$2,379

Income taxes paid	$(6,141)	$1,120

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2003. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to the seasonal nature of the Company’s business.

NOTE 2—Business Operations

Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate seven motorsports tracks (four permanent facilities and three temporary circuits) in six states and are scheduled to promote 19 major events during 2003 under the auspices of four of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California, the Centrix Financial Grand Prix of Denver in Colorado and the Grand Prix of St. Petersburg in Florida.

NOTE 3—Discontinued Operation

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of its subsidiary, Dover Downs, Inc., to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. The Company’s former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense to Gaming of $351,000 for the six months ended June 30, 2002, which was allocated based upon each company’s earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

A summary of the operating results of this discontinued operation for the six months ended June 30, 2002, which are included in the net loss of DVD, is as follows (the Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

Net revenues	$49,780,000
Operating earnings	8,710,000
Earnings before income taxes	8,710,000
Income taxes	3,542,000
Net earnings	5,168,000

NOTE 4—Summary of Significant Accounting Policies

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

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic EPS	39,891,000	38,059,000	39,813,000	38,056,000
Effect of dilutive options	69,000	515,000	112,000	411,000

Diluted EPS	39,960,000	38,574,000	39,925,000	38,467,000

For the three and six months ended June 30, 2003, options to purchase 1,506,798 and 1,411,465 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and six months ended June 30, 2002, options to purchase 337,871 and 168,935 shares of common stock, respectively, were excluded from the computation.

Accounting for stock options-The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense during the three and six-month periods ended June 30, 2003 and 2002.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$5,023,000	$7,382,000	$30,000	$(21,110,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(266,000)	(208,000)	(531,000)	(372,000)

Pro forma net earnings (loss)	$4,757,000	$7,174,000	$(501,000)	$(21,482,000)

Net earnings (loss) per common share:
Basic—as reported	$0.13	$0.19	$—	$(0.55)
Basic—pro forma	$0.12	$0.19	$(0.01)	$(0.56)

Diluted—as reported	$0.13	$0.19	$—	$(0.55)
Diluted—pro forma	$0.12	$0.19	$(0.01)	$(0.56)

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

Recent accounting pronouncements-In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have included the disclosure requirements of Statement No. 148 in the accompanying notes to our consolidated financial statements. The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

NOTE 5—Indebtedness

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Notes payable to banks	$43,460,000	$51,515,000
SWIDA bonds	19,231,000	19,914,000

	62,691,000	71,429,000
Less current portion	(44,205,000)	(685,000)

	$18,486,000	$70,744,000

The Company has an $80,000,000 revolving credit facility, amended as of June 30, 2003, to provide for seasonal funding needs, capital improvements, letters of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus 3.75% or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus 1.50%. Provisions of the amended credit facility reduced it from $85,000,000, changed the due date to February 19, 2004, added a prepayment penalty, and added restrictions on the payment of increased dividends and on the repurchase, redemption and retirement of stock. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage, minimum consolidated EBITDA and maximum leverage ratio requirements. The credit facility is currently secured by a first mortgage lien on the real property owned by the Company’s wholly owned subsidiaries, Dover International Speedway and Nashville Superspeedway, and is guaranteed by all of the Company’s subsidiaries. At June 30, 2003, the Company was in compliance with the terms of the facility, as amended. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $43,460,000 outstanding under the facility at June 30, 2003, at a weighted average interest rate of 5.94%. After consideration of stand-by letters of credit outstanding, borrowings of $10,621,000 were available pursuant to the facility at June 30, 2003. Effective September 30, 2003 based on the current terms of the credit facility, it will be reduced to $75,000,000. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the measurement dates through December 31, 2003. Prior to the expiration of the facility on February 19, 2004, the Company expects to refinance the obligations with either a new revolving credit facility or by converting the obligations to long-term debt. However, there can be no assurance that the Company will be able to refinance the obligations, which could adversely impact the Company’s results of operations, financial position and cash flows. During the six months ended June 30, 2003, interest expense included $555,000 related to the write-off of previously deferred fees, the majority of which were paid to the bank group, as a result of the amendments of the credit facility in January 2003 and June 2003.

The Company’s wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,231,000 was outstanding at June 30, 2003. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2003, $1,956,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a Trust Deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 6—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$1,614,000	$2,345,000	$127,169,000	$29,735,000	$(330,000)
Net earnings	—	—	—	30,000	—
Proceeds from stock options exercised	35,000	—	97,000	—	—
Dividends paid, $0.02 per share	—	—	—	(798,000)	—
Tax benefit of stock options exercised	—	—	533,000	—	—

Balance at June 30, 2003	$1,649,000	$2,345,000	$127,799,000	$28,967,000	$(330,000)

On July 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend will be payable on September 10, 2003 to shareholders of record at the close of business on August 10, 2003.

The Company has a stock option plan pursuant to which the Company’s Board of Directors may grant stock options to purchase up to 2,541,084 shares of common stock to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant. As of June 30, 2003, there were 168,314 stock options available for grant.

NOTE 7—Related Party Transactions

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement. The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization sets forth the principal corporate transactions required to effect the spin-off including the allocation between the companies of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

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

During the three and six months ended June 30, 2003 and 2002, Gaming allocated corporate costs of $441,000 and $862,000, and $265,000 and $429,000, respectively, to DVD. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. In connection with the Company’s June 2003 NASCAR event weekend, Gaming provided certain catering services for which the Company was invoiced $343,000. Additionally, the Company invoiced Gaming $115,000 for tickets purchased to the event. As of June 30, 2003, DVD’s consolidated balance sheet included a $638,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf which the Company anticipates paying by the end of the third quarter of 2003. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

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

NOTE 8—Commitments and Contingencies

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of the County of Wilson (Tennessee) in the amount of $25,900,000, of which $25,500,000 is outstanding on June 30, 2003. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the taxes are insufficient to cover the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of June 30, 2003 and December 31, 2002, $1,925,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

As previously reported, on April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. All appeal rights on this ruling have been exhausted. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. The owner of the condemned land subsequently made a claim for unspecified damages to the property and for statutory attorneys’ fees alleged to approximate $1,400,000. In response to SWIDA’s motion for declaratory relief on the attorneys’ fee issue, the Circuit Court in St. Clair County, Illinois ruled that attorneys’ fees are recoverable by statute but has not ruled on the amount which would be reasonable under the circumstances. The entire dispute was settled for $700,000 in June 2003 although final settlement documents remain to be finalized. The settlement will be paid from an escrow account into which the Company previously deposited the $900,000 purchase price back in 1998. As soon as the settlement is finalized, the Company will convey the property back to the original landowner and the purchase price, less the settlement, will be refunded to the Company. The Company expects this to occur in its third fiscal quarter ending September 2003. During the three months ended June 30, 2003, the Company recorded an additional $355,000 in expense in the accompanying consolidated statement of earnings to fully provide for the settlement.

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

On March 31, 2002, DVD completed the tax-free spin-off of Dover Downs Gaming & Entertainment, Inc. (“Gaming”), its gaming business. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from consolidated revenues and expenses in the accompanying consolidated financial statements and our discussions herein.

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

Our expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including the National Association for Stock Car Auto Racing (“NASCAR”), labor, advertising, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Revenues decreased by $792,000 to $47,849,000, primarily as a result of a decline in attendance at seven of the nine major motorsports events promoted by the Company during the quarter. The decline in attendance, due mainly to inclement weather, negatively impacted admissions revenue and concession and merchandise sales. These decreases in revenues were partially offset by an increase in television broadcast and sponsor-related revenues, as well as the impact of running a NASCAR Busch Series event in May 2003 instead of a NASCAR Truck Series event as in 2002 at the Company’s Gateway International Raceway facility.

Operating expenses increased by $1,402,000 in the second quarter of 2003 compared with the second quarter of 2002, primarily as a result of higher purses and sanction fees for the Company’s major motorsports events, as well as the impact of running a NASCAR Busch Series event in May 2003 instead of a NASCAR Truck Series event as in 2002 at the Company’s Gateway International Raceway facility. Marketing expenses were $265,000 lower than in the prior year’s second quarter.

Depreciation and amortization expense increased by $326,000, primarily due to an increase in depreciation related to assets acquired for the Grand Prix of Denver event that occurred in September 2002 and the Grand Prix of St. Petersburg event that occurred in February 2003.

General and administrative expenses increased by $251,000 to $4,137,000 from $3,886,000 in the second quarter of 2002, primarily due to the Company recording a $355,000 accrual to settle a claim associated with the Company’s attempted acquisition of land at Gateway International Raceway and an increase in insurance of $185,000. These increases were partially offset by other cost reductions throughout the Company including wages, which declined as a result of fewer people.

Net interest expense increased by $372,000, primarily as a result of the write-off of origination and amendment fees related to the Company’s credit facility. The Company’s credit facility was amended in June 2003, which resulted in the write-off of previously deferred fees, the majority of which were paid to the bank group, in the amount of $420,000.

The Company’s effective income tax rates for the second quarter ended June 30, 2003 and 2002 were 50.0% and 42.9%, respectively. The increase in the effective income tax rate resulted primarily from an increase in the Company’s blended state income tax rate and from certain items that are expenses for financial reporting purposes but are not deductible in determining taxable income.

Net earnings were $5,023,000 in the second quarter of 2003 as compared with $7,382,000 in the second quarter of 2002. The decrease resulted primarily from the decline in attendance at the Company’s major motorsports events due mainly to inclement weather, higher operating expenses due mainly to increased purses and sanction fees, increased general and administrative expenses primarily from the settlement of a claim for legal fees, and increased depreciation and interest expense.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Revenues increased by $2,179,000 to $51,816,000, primarily as a result of the Company’s inaugural Grand Prix of St. Petersburg event that occurred in February 2003, as well as the impact of running a NASCAR Busch Series event in May 2003 instead of a NASCAR Truck Series event as in 2002 at the Company’s Gateway International Raceway facility. Additionally, the Company experienced an increase in television broadcast and sponsor-related revenues for its major motorsports events. These increases in revenues were partially offset by a decline in attendance at seven of the ten major motorsports events promoted by the Company during the six months ended June 30, 2003, due mainly to inclement weather.

Operating expenses increased by $5,462,000 in the first six months of 2003 compared with the first six months of 2002, primarily as a result of the inaugural Grand Prix of St. Petersburg event, higher purses and sanction fees for the Company’s major motorsports events, as well as the impact of running a NASCAR Busch Series event in May 2003 instead of a NASCAR Truck Series event as in 2002 at the Company’s Gateway International Raceway facility. Marketing expenses were $48,000 lower than in the same period of the prior year.

Depreciation and amortization expense increased by $595,000, primarily due to an increase in depreciation related to assets acquired for the Grand Prix of Denver event that occurred in September 2002 and the Grand Prix of St. Petersburg event that occurred in February 2003.

General and administrative expenses increased by $351,000 to $7,748,000 from $7,397,000 in the first six months of 2002, primarily due to the Company recording a $355,000 accrual to settle a claim associated with the Company’s attempted acquisition of land at Gateway International Raceway and an increase in insurance of $298,000. These increases were partially offset by other cost reductions throughout the Company including wages, which declined as a result of fewer people.

Net interest expense increased by $734,000, primarily as a result of the amortization and write-off of origination and amendment fees related to the Company’s credit facility. The Company’s credit facility was amended in January and June 2003, which resulted in the write-off of previously deferred fees, the majority of which were paid to the bank group, in the amount of $555,000.

The Company’s effective income tax rates for the six months ended June 30, 2003 and 2002 were 50.0% and 39.3%, respectively. The increase in the effective income tax rate resulted primarily from an increase in the Company’s blended state income tax rate and from certain items that are expenses for financial reporting purposes but are not deductible in determining taxable income.

Earnings from continuing operations before cumulative effect of accounting change was $30,000 in the first six months of 2003 as compared with $3,019,000 in the first six months of 2002. The decrease resulted primarily from the operating loss incurred from the inaugural Grand Prix of St. Petersburg event, the decline in attendance at the Company’s major motorsports events due mainly to inclement weather, higher operating and marketing expenses due to increased purses and sanction fees, increased general and administrative expenses primarily from the settlement of a claim for legal fees, and increased depreciation and interest expense.

The Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from discontinued operation in the first six months of 2003 as compared with $4,477,000 of earnings in the first six months of 2002.

The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with the Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, in the first six months of 2002. The charge resulted from the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Liquidity and Capital Resources

Net cash provided by continuing operations increased by $1,967,000 to $11,251,000 for the six months ended June 30, 2003 compared to $9,284,000 for the six months ended June 30, 2002. The increase in 2003 as compared to 2002 was primarily due to the timing of invoicing to and receipts from customers and the timing of invoicing from and payments to vendors. Offsetting these increases in net cash provided by operations was a decrease in earnings from continuing operations before cumulative effect of accounting change from $3,019,000 for the six months ended June 30, 2002 to $30,000 for the six months ended June 30, 2003, and a decrease in deferred revenue.

Net cash used in investing activities was $807,000 for the six months ended June 30, 2003 as compared to $881,000 for the six months ended June 30, 2002. The change was primarily due to a decrease in the Company’s restricted cash balance.

Net cash used in financing activities was $9,671,000 for the six months ended June 30, 2003 as compared to $8,914,000 for the six months ended June 30, 2002. The change from 2002 to 2003 was primarily due to reduced borrowings under the Company’s revolving credit agreement and the payment of fees to amend the Company’s credit facility. The Company paid $798,000 in regular quarterly cash dividends for the six months ended June 30, 2003 as compared to $2,474,000 for the six months ended June 30, 2002 when the Company’s operations included the spun-off gaming business through March 31, 2002.

The Company has an $80,000,000 revolving credit facility, amended as of June 30, 2003, to provide for seasonal funding needs, capital improvements, letters of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus 3.75% or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus 1.50%. Provisions of the amended credit facility reduced it from $85,000,000, changed the due date to February 19, 2004, added a prepayment penalty, and added restrictions on the payment of increased dividends and on the repurchase, redemption and retirement of stock. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage, minimum consolidated EBITDA and maximum leverage ratio requirements. The credit facility is currently secured by a first mortgage lien on the real property owned by the Company’s wholly owned subsidiaries, Dover International Speedway and Nashville Superspeedway, and is guaranteed by all of the Company’s subsidiaries. At June 30, 2003, the Company was in compliance with the terms of the facility, as amended. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $43,460,000 outstanding under the facility at June 30, 2003, at a weighted average interest rate of 5.94%. After consideration of stand-by letters of credit outstanding, borrowings of $10,621,000 were available pursuant to the facility at June 30, 2003. Effective September 30, 2003 based on the current terms of the credit facility, it will be reduced to $75,000,000. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the measurement dates through December 31, 2003. Prior to the expiration of the facility on February 19, 2004, the Company expects to refinance the obligations with either a new revolving credit facility or by converting the obligations to long-term debt. However, there can be no assurance that the Company will be able to refinance the obligations, which could adversely impact the Company’s results of operations, financial position and cash flows. During the six months ended June 30, 2003, interest expense included $555,000 related to the write-off of previously deferred fees, the majority of which were paid to the bank group, as a result of the amendments of the credit facility in January 2003 and June 2003.

The Company expects capital expenditures of approximately $4,000,000 during 2003. This estimate decreased from $5,000,000-$6,000,000 as of December 31, 2002, as a result of the Company delaying or eliminating certain planned capital projects. The 2003 capital projects primarily relate to improvements necessary to promote our inaugural Grand Prix of St. Petersburg event held on February 23, 2003, as well as, various improvements at our fixed facilities. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2003, as well as any cash dividends the Board of Directors may declare. The Company expects cash flows from operating activities and funds available from a new credit facility or new long-term debt to provide for long-term liquidity.

On July 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend will be payable on September 10, 2003 to shareholders of record at the close of business on August 10, 2003.

Related Party Transactions

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement. The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization sets forth the principal corporate transactions required to effect the spin-off including the allocation between the companies of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by the Company or its subsidiaries.

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

During the three and six months ended June 30, 2003 and 2002, Gaming allocated corporate costs of $441,000 and $862,000, and $265,000 and $429,000, respectively, to DVD. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. In connection with the Company’s June 2003 NASCAR event weekend, Gaming provided certain catering services for which the Company was invoiced $343,000. Additionally, the Company invoiced Gaming $115,000 for tickets purchased to the event. As of June 30, 2003, DVD’s consolidated balance sheet included a $638,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf which the Company anticipates paying by the end of the third quarter of 2003. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

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

Contractual Obligations

In conjunction with the construction of the Company’s Nashville facility, DVD issued a $25,919,000 stand-by letter of credit to guarantee Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, issued by the Sports Authority of the County of Wilson (Tennessee) in the amount of $25,900,000, of which $25,500,000 was outstanding on June 30, 2003. The proceeds from the bonds were used to acquire, construct and develop certain public infrastructure improvements in Wilson County, Tennessee, benefiting our Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the taxes are insufficient for the payment of principal and interest on the bonds, payments would be made pursuant to the letter of credit.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of June 30, 2003 and December 31, 2002, $1,925,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,231,000 was outstanding at June 30, 2003. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2003, $1,956,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Effective January 1, 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. We completed our analysis of impairment of our goodwill during the second quarter of 2002, as a result of adopting the transitional provisions of Statement No. 142, and recorded a non-cash charge of $28,606,000 which was recognized as a cumulative effect of an accounting change in the first quarter of 2002. We completed the annual impairment test in November 2002 and determined that there was no additional impairment. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At June 30, 2003, the remaining balance of goodwill is $21,883,000. The Company will complete its annual assessment of goodwill in November 2003 or sooner if adverse events or circumstances occur. Since the majority of its goodwill is associated with Grand Prix, which promotes Championship Auto Racing Teams (“CART”) sanctioned events, any material adverse events impacting CART could cause additional impairment losses to be recorded in the future.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have included the disclosure requirements of Statement No. 148 in the accompanying notes to our consolidated financial statements. The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	anticipated trends in the motorsports industry;

•	patron demographics;

•	ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies;

•	relationships with sponsors;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to maintain a good working relationship with these sanctioning bodies, including NASCAR, CART, IRL and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,500,000 was outstanding on June 30, 2003, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2003 and December 31, 2002, $1,925,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2002, $1,222,000 was paid by the Company into the sales and incremental property tax fund and $785,000 was deducted from the fund for debt and interest service. Similar to 2002, we expect the 2003 payments into the fund to exceed the 2003 debt and interest service. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. In the event the taxes are insufficient to cover the payment of principal and interest on the bonds, payments will be made under a $25,919,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Ability To Obtain Adequate Financing Could Negatively Impact Our Business

We utilize a revolving credit facility to provide for seasonal funding needs, capital improvements, letters of credit requirements and other general corporate purposes. In the event we are unable to obtain adequate financing when our current credit facility expires in February 2004, our business, financial condition and results of operations could be materially and adversely affected.

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

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

We sponsor and promote outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although we sell many tickets well in advance of the outdoor events and these tickets are issued on a non-refundable basis, poor weather conditions may adversely affect additional ticket sales and concessions and souvenir sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Even after this charge, approximately $21,883,000, or 7.5%, of our total assets as of June 30, 2003, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at June 30, 2003 and December 31, 2002. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $43,460,000 at June 30, 2003 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2003 would cause a change in total annual interest costs of $435,000.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Dover Motorsports, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in applicable federal securities law) as of the end of the period covered by this quarterly report, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

As previously reported, on April 4, 2002, the Illinois Supreme Court ruled that SWIDA exceeded its constitutional authority in its acquisition of certain property which it subsequently conveyed to the Company’s subsidiary, Gateway. All appeal rights on this ruling have been exhausted. The 148.5 acre tract of land at issue was acquired by SWIDA in a quick take eminent domain proceeding and then conveyed to Gateway in 1998 for $900,000 in connection with Gateway’s desire to expand its parking facilities. The owner of the condemned land subsequently made a claim for unspecified damages to the property and for statutory attorneys’ fees alleged to approximate $1,400,000. In response to SWIDA’s motion for declaratory relief on the attorneys’ fee issue, the Circuit Court in St. Clair County, Illinois ruled that attorneys’ fees are recoverable by statute but has not ruled on the amount which would be reasonable under the circumstances. The entire dispute was settled for $700,000 in June 2003 although final settlement documents remain to be finalized. The settlement will be paid from an escrow account into which the Company previously deposited the $900,000 purchase price back in 1998. As soon as the settlement is finalized, the Company will convey the property back to the original landowner and the purchase price, less the settlement, will be refunded to the Company. The Company expects this to occur in its third fiscal quarter ending September 2003.

The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2.	Changes In Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits

10.1	Fourth Amendment to Credit Agreement among Dover Motorsports, Inc. and PNC Bank, Delaware, as agent, dated as of June 30, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code)

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 24, 2003 announcing that it had issued a press release on the same date regarding its first quarter financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 7, 2003	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn President and Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley Senior Vice President-Finance and Chief Financial Officer