Form 10-K
period 2003-12-31
DOVER MOTORSPORTS INC
filed 2004-03-10
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant was $59,477,540 as of June 30, 2003 (the last day of our most recently completed second quarter).

As of February 29, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,617,898 shares
Class A Common Stock -	23,376,185 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 28, 2004 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Item 1. Business

Overview

Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 19 major events during 2003 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California. In 2003, the Company promoted the following major events:

•	2 NASCAR Winston Cup Series events;

•	6 NASCAR Busch Series, Grand National Division (“Busch Series”) events;

•	4 NASCAR Craftsman Truck Series events;

•	3 CART Champ Car World Series events;

•	2 IRL Indy Car Series events; and

•	2 NHRA national events.

The Company generates revenues from the following four sources: (1) admissions, which include all ticket sales to our events; (2) broadcasting fees, which include rights paid by TV networks to broadcast our events as well as radio and ancillary rights fees; (3) sponsor, hospitality and other revenue, which include sponsor and promotion fees, luxury suite rentals, hospitality tent and expo rentals and other related revenue; and (4) food, beverage and merchandise revenue.

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969. As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of the Company and transferred all of its motorsports operations to another wholly owned subsidiary of ours, Dover International Speedway, Inc. Consequently, Dover Downs, Inc. became the operating entity for what previously comprised our gaming operations.

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business. To accomplish the spin-off, the Company contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. Holders of the Company’s common stock or Class A common stock received 0.7 shares of Gaming common stock or Class A common stock for each share of the Company’s common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Accordingly, the operations of the gaming business have been reflected as a discontinued operation in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. No gain or loss was recognized as a result of the spin-off due to the pro-rata nature of the distribution. The Company’s continuing operations subsequent to the spin-off consist solely of its motorsports activities. Based on an Internal Revenue Service Private Letter Ruling, the spin-off was tax-free to the Company and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, the Company owned no shares of Gaming, and Gaming became an independent public company. A total of 9,998,976 shares of Gaming common stock and 16,638,359 shares of Gaming Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million receivable from Gaming was cancelled.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 35 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR NEXTEL Cup Series (f/k/a Winston Cup) professional stock car racing circuit, two races are in the Busch Series racing circuit and one race is in the Craftsman Truck Series racing circuit.

Each of the Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a NASCAR NEXTEL Cup Series event. Dover International Speedway is one of only seven speedways in the country that presents two NASCAR NEXTEL Cup Series events and two Busch Series events each year. Additionally, the Company is one of only seven tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR NEXTEL Cup Series events in the Maryland to Maine region each year.

Dover International Speedway is a high-banked, one-mile, concrete superspeedway with a seating capacity of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR NEXTEL Cup Series events.

Nashville Superspeedway

The Company acquired Nashville Speedway, USA, Inc. on January 2, 1998. To accommodate the demand for major motorsports events in the Nashville area, the Company constructed a new superspeedway and motorsports complex in Wilson County, Tennessee, that opened in April 2001. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, the first phase of construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Busch Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2003 season.

Grand Prix Association of Long Beach

The Company acquired Grand Prix Association of Long Beach, Inc. (“Grand Prix”) on July 1, 1998. For the past 29 years, Grand Prix has organized and promoted the Grand Prix of Long Beach, an annual temporary circuit professional motorsports event run on the streets of Long Beach, California. The Grand Prix of Long Beach is a CART-sanctioned event and has the second highest paid attendance of any Indy-style car race promoted in the United States of America, second only to the Indianapolis 500.

Grand Prix also organizes and promotes the CART-sanctioned Grand Prix of Denver in Colorado. In the fourth quarter of 2003, the Company recognized an impairment loss of $4,309,000 related to the write-down of assets used to promote the Grand Prix of Denver event. After analyzing the financial and operational difficulties of CART, and noting the bankruptcy filing by CART in December 2003, the Company concluded from its impairment review that the carrying value of assets associated with the Grand Prix of Denver was zero. On March 4, 2004, the Company announced that Grand Prix had reached an agreement with Centrix Financial LLC to assign its rights relative to the organization and promotion of the Grand Prix of Denver event to Centrix Financial LLC.

Grand Prix organized and promoted the inaugural Grand Prix of St. Petersburg in Florida in February 2003. The financial results of the event were significantly lower than expected, and as a result of uncertainties surrounding CART advance ticket and sponsorship sales for the February 2004 event indicated that the event would not generate an operating profit in 2004. In the fourth quarter of 2003, the Company recognized an impairment loss of $2,867,000 which represented the carrying value of all assets used to run the St. Petersburg event. On December 1, 2003, the Company announced that Grand Prix had reached an agreement with CART to terminate its agreement with CART relative to the organization and promotion of the St. Petersburg event. In December 2003, Grand Prix provided refunds to patrons who purchased tickets in advance for the February 2004 event since the 2004 event was cancelled. Efforts by Grand Prix to transfer certain assets and rights relative to the St. Petersburg event, first to CART and then to Open Wheel Racing Series LLC (“OWRS”), the entity which in 2004 purchased most of CART’s assets in connection with CART’s 2003 bankruptcy proceedings, proved unsuccessful.

Gateway International Raceway

Gateway International Raceway (“Gateway”), acquired in the Grand Prix acquisition, promoted four major events in 2003. These events were sanctioned by NASCAR, IRL and NHRA. The facility also hosts a number of regional and national touring events. Beginning in 2004, Gateway will no longer promote its annual IRL sanctioned event.

The auto racing facility includes a 1.25-mile paved oval track with 55,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located in Madison, Illinois, approximately five miles from the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”), also acquired in the Grand Prix acquisition, promoted three major events in 2003. These events were sanctioned by NASCAR and NHRA. The facility also hosts a number of regional and national touring events.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 16,000 permanent seats, a nationally renowned drag strip capable of seating approximately 25,000 people, a 0.25-mile dirt track and a road course. The facility is located in Millington, Tennessee, approximately 10 miles from Memphis, Tennessee.

Competition

The Company’s racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, differentiate the motorsports facilities.

Seasonality

DVD derives a substantial portion of its total revenues from admissions, television broadcast rights and other event-related revenue attributable to its major motorsports events held from February through October (beginning in 2004, major motorsports events will be held from April through October). As a result, DVD’s business is highly seasonal.

Employees

As of December 31, 2003, DVD had approximately 156 full-time employees and 28 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our Internet website is http://www.dovermotorsportsinc.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

Item 2. Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 747 acres of land owned by the Company. Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company at no charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

Nashville Superspeedway

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

Denver

The Company’s Grand Prix subsidiary leases 4 acres of land in Denver, Colorado for the purpose of storing its equipment and structures used in the Grand Prix of Denver event. A portion of the Grand Prix of Denver was run on property leased to us by the Pepsi Center. In addition, office space is provided to us by the Pepsi Center.

Gateway International Raceway

Gateway International Raceway is located on approximately 416 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. The Company owns approximately 123 acres and has three long-term leases with purchase options (expiring in 2011, 2025 and 2070) for an additional 259 acres. The Company is also a party to a ten-year lease (with four five-year renewals) for 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five-year lease for approximately 14 acres for major event parking. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on its remaining $19.2 million loan from SWIDA.

Memphis Motorsports Park

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

Other

As of December 31, 2003, all real property owned by Dover International Speedway and Nashville Speedway, USA, Inc. was encumbered by a first mortgage lien to PNC Bank, Delaware, as security for the repayment of principal outstanding under the Company’s revolving credit facility. Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new revolving credit facility with a different bank group and granted a first priority perfected security interest and lien on all available assets of the Company and its subsidiaries.

Item 3. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” There is no public trading market for DVD Class A common stock. However, Class A common stock is freely convertible at any time into shares of common stock on a one-for-one basis at the option of the stockholder. As of February 29, 2004, there were 16,617,898 shares of common stock and 23,376,185 shares of Class A common stock outstanding. There were 1,270 holders of record for common stock and 16 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2003 and 2002 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2003	$4.35	$3.50	$0.01
September 30, 2003	4.74	3.75	0.01
June 30, 2003	4.11	3.07	0.01
March 31, 2003	5.08	3.18	0.01

December 31, 2002	4.74	3.29	0.01
September 30, 2002	5.90	3.60	0.01
June 30, 2002	9.75	5.10	0.02
March 31, 2002	17.23	13.30	0.02

For comparison purposes, the historical market value of the Company’s common stock prior to the March 31, 2002 tax-free spin-off of Gaming to the Company’s stockholders is not meaningful since the historical values included Gaming. Similarly, a comparison of the historical dividend payout prior to the spin-off should factor in the effect of the spin-off.

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,445,560	$5.39	278,430

Equity compensation plans not approved by security holders	—	—	—

Total	1,445,560	$5.39	278,430

Item 6. Selected Financial Data

The following table summarizes certain selected historical financial data and should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that DVD would have reported if it had operated exclusive of its discontinued gaming operation during the periods presented or in the future. See NOTE 2–Discontinued Operation appearing in the Notes to the Consolidated Financial Statements on page 34 of this Annual Report on Form 10-K.

Five Year Selected Financial Data

	Years Ended December 31,			Six Months Ended Dec. 31, 2000	Years Ended June 30,
	2003	2002	2001		2000	1999 (a)
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues	$93,626	$93,731	$86,551	$39,045	$77,311	$68,683
Expenses:
Operating and marketing	65,824	61,062	50,882	21,573	41,984	37,138
Impairment charges (d)	21,331	—	—	—	—	—
Depreciation and amortization	10,594	9,786	10,023	4,001	6,671	5,829
General and administrative	15,151	16,113	11,408	4,661	8,578	8,519

	112,900	86,961	72,313	30,235	57,233	51,486

Operating (loss) earnings	(19,274)	6,770	14,238	8,810	20,078	17,197
Interest expense, net	5,089	4,507	1,614	9	924	1,267

(Loss) earnings from continuing operations before income tax (benefit) provision and cumulative effect of accounting change	(24,363)	2,263	12,624	8,801	19,154	15,930
Income tax (benefit) provision	(2,225)	852	5,753	3,945	8,181	6,735

(Loss) earnings from continuing operations before cumulative effect of accounting change	(22,138)	1,411	6,871	4,856	10,973	9,195
Cumulative effect of accounting change (b)	—	(28,606)	—	—	—	—

(Loss) earnings from continuing operations	$(22,138)	$(27,195)	$6,871	$4,856	$10,973	$9,195

(Loss) earnings per common share – basic (c):
Continuing operations before accounting change	$(0.56)	$0.04	$0.18	$0.13	$0.30	$0.26
Accounting change	—	(0.74)	—	—	—	—

Continuing operations	$(0.56)	$(0.70)	$0.18	$0.13	$0.30	$0.26

(Loss) earnings per common share – diluted (c):
Continuing operations before accounting change	$(0.56)	$0.04	$0.18	$0.13	$0.30	$0.25
Accounting change	—	(0.73)	—	—	—	—

Continuing operations	$(0.56)	$(0.69)	$0.18	$0.13	$0.30	$0.25

Dividends declared	$0.04	$0.06	$0.18	$0.09	$0.18	$0.175

	December 31,				June 30,
	2003	2002	2001	2000	2000	1999
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(5,565)	$(5,377)	$(113,968)	$(44,740)	$(45,739)	$(30,644)
Property and equipment, net	229,603	244,965	245,143	235,189	189,245	143,781
Total assets	257,485	290,383	417,556	381,095	334,658	261,742
Long-term debt, less current portion	61,532	70,744	19,905	79,290	35,540	36,625
Total stockholders’ equity	137,372	160,533	244,519	230,382	217,791	172,658

(a)	The Grand Prix Association of Long Beach, Inc. was acquired on July 1, 1998.
(b)	Reflects the adoption of Financial Accounting Standard Board Statement No. 142, which resulted in a non-cash charge in the first quarter of 2002.
(c)	Per share amounts have been adjusted to give retroactive effect to a two-for-one stock split distributed on September 15, 1998.
(d)	The Company recorded impairment charges of $21,331,000 in the fourth quarter of 2003. Of the total, $13,362,000 related to the impairment of goodwill and $7,969,000 related to the impairment of long-lived assets other than goodwill.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

On March 31, 2002, DVD completed the tax-free spin-off of Dover Downs Gaming & Entertainment, Inc. (“Gaming”), its gaming business. Accordingly, the operations of this business have been reflected as a discontinued operation and excluded from consolidated revenues and expenses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and our discussions herein.

Revenues

Revenues pertaining to specific events are deferred until the event is held. Concessions and souvenir sales are recorded at the time of sale. Revenue is recorded from the following four sources: (1) admissions, which include all ticket sales to our events; (2) broadcasting fees, which include rights paid by TV networks to broadcast our events as well as radio and ancillary rights fees; (3) sponsor, hospitality and other revenue, which include sponsor and promotion fees, luxury suite rentals, hospitality tent and expo rentals and other related revenue; and (4) food, beverage and merchandise revenue. The contribution to overall revenue from each of these sources for the last three years was as follows:

	2003		2002		2001
Admissions	$38,874,000	41.5%	$41,979,000	44.8%	$40,523,000	46.8%
Broadcasting fees	18,250,000	19.5%	15,909,000	17.0%	13,501,000	15.6%
Sponsor, hospitality and other	18,314,000	19.6%	17,533,000	18.7%	15,350,000	17.7%
Food, beverage and merchandise	18,188,000	19.4%	18,310,000	19.5%	17,177,000	19.9%

Total revenues	$93,626,000	100.0%	$93,731,000	100.0%	$86,551,000	100.0%

The change in composition of revenue during the last three years is expected to continue in 2004. Broadcasting rights fees under the current National Association for Stock Car Auto Racing (“NASCAR”) contract will be approximately 20.0% ($3,000,000) higher in 2004. The other sources of revenue are expected to increase at a pace similar to overall economic activity in the United States.

Expenses

Expenses that are not directly related to a specific event are recorded as incurred. Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed. Expenses to promote and operate our events are categorized as follows: (1) sanction fees and purses, which include payments made to sanctioning bodies for prize and point fund monies as well as fees to the sanctioning body; (2) sales, marketing and promotion expenses, which include all costs to advertise and promote our events together with the overhead costs of the sales and marketing organization; and (3) other operating expenses, which include all direct costs associated with running events, such as hospitality, equipment, supplies, security, traffic control and labor as well as all facility-related costs such as real estate taxes, utilities and insurance. The distribution of these expenses for the last three years was as follows:

	2003		2002		2001
Sanction fees and purses	$27,171,000	29.7%	$24,938,000	28.7%	$22,201,000	30.7%
Sales, marketing and promotion	11,643,000	12.7%	11,169,000	12.8%	7,631,000	10.6%
Other operating	27,010,000	29.5%	24,955,000	28.7%	21,050,000	29.1%
General and administrative	15,151,000	16.5%	16,113,000	18.5%	11,408,000	15.8%
Depreciation and amortization	10,594,000	11.6%	9,786,000	11.3%	10,023,000	13.8%

Total before impairment charges	91,569,000	100.0%	86,961,000	100.0%	72,313,000	100.0%

Impairment charges	21,331,000		—		—

Total expenses	$112,900,000		$86,961,000		$72,313,000

Results of Operations

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

For the year ended December 31, 2003, revenues declined by less than 1.0% to $93,626,000 as compared to 2002. We reported a loss from continuing operations before cumulative effect of accounting change of $22,138,000 in 2003 as compared to earnings from continuing operations before cumulative effect of accounting change of $1,411,000 in 2002, as follows:

	2003	2002	Change
(Loss) earnings from continuing operations before income tax (benefit) provision and cumulative effect of accounting change	$(24,363,000)	$2,263,000	$(26,626,000)
Income tax (benefit) provision	(2,225,000)	852,000	(3,077,000)

(Loss) earnings from continuing operations before cumulative effect of accounting change	$(22,138,000)	$1,411,000	$(23,549,000)

(Loss) earnings per common share from continuing operations before cumulative effect of accounting change	$(0.56)	$0.04	$(0.60)

The change from 2002 to 2003 resulted primarily for two reasons: (1) non-cash impairment charges; and (2) lower results from our Championship Auto Racing Teams’ (“CART”) events. The components of the change in (loss) earnings from continuing operations before cumulative effect of accounting change and (loss) earnings per common share from continuing operations before cumulative effect of accounting change are as follows (net of income tax benefits):

	Change	Per Common Share Change
Goodwill impairment charge	$(13,362,000)	$(0.34)
Long-lived asset impairment charges	(4,425,000)	(0.11)
Change in operating results of CART events	(2,151,000)	(0.05)
Additional depreciation from CART investments	(394,000)	(0.01)
Amortization and write-off of credit facility fees (1)	(520,000)	(0.02)
Deferred income tax asset valuation allowance	(2,667,000)	(0.07)
All other	(30,000)	—

	$(23,549,000)	$(0.60)

(1)	These fees arose primarily from amendments to the Company’s former bank facility that were required due to lower than expected earnings, principally from CART-sanctioned events.

Impairment

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill for impairment at least annually. As a result of our November 2003 annual assessment, it was determined that goodwill associated with our 1998 acquisition of the Grand Prix Association of Long Beach, Inc. (“Grand Prix”) was impaired. Therefore, an impairment charge of $13,362,000 was recorded in the fourth quarter and full year results to adjust goodwill to its fair value. After recording this charge, the amount of goodwill remaining is $8,521,000, which represents 3.3% of total assets and 6.2% of stockholders’ equity at December 31, 2003.

The Company’s investment in CART-sanctioned street venues relating to its grand prix events was $11,722,000 as of December 31, 2003. In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, the Company projects undiscounted net future cash flows expected to be generated by the asset over the remaining life of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. As a result of this assessment, it was concluded that assets related to the St. Petersburg and Denver events were impaired. Therefore, a non-cash charge of $7,176,000 was recorded in the fourth quarter to reflect the diminution in value of these assets. The uncertainty concerning the future of CART and CART’s bankruptcy filing on December 16, 2003 contributed substantially to the loss of value. In addition, the Company also recorded an impairment charge of $793,000 in the fourth quarter related to equipment that will no longer be used in the normal course of business and is being disposed of.

Impact of CART

For the year ended December 31, 2003, revenue was $93,626,000 compared with $93,731,000 in 2002. The following table displays revenue from CART-sanctioned events and all other Company events for the last two years:

	2003	2002	Change
CART events	$15,354,000	$16,421,000	(6.5)%
All other events	78,272,000	77,310,000	1.2%

Total revenues	$93,626,000	$93,731,000	—%

Two of the three CART events in 2003 were held early in the year prior to the start of the Iraqi war. We believe that the uncertainty caused by this geopolitical turmoil, together with lower consumer spending and confidence from the effects of the slow economy and the much-publicized worsening financial situation at CART, caused a decline in admissions revenue at the Long Beach event and lower than expected admissions at the inaugural St. Petersburg event. The continuing uncertainty as to the ongoing viability of CART during 2003 also contributed to a significant decline in revenue at our Denver event in August 2003.

The impact of lower revenue at the two existing CART events together with the substantial operating loss at the inaugural St. Petersburg event decreased the operating profit of the Company by $5,382,000 from the previous year. Further, the Company’s $808,000 increase in depreciation in 2003 was almost exclusively the result of its investments in CART-sanctioned events. The decline in operating results, plus additional depreciation related to our CART-sanctioned events, represented $4,607,000 of the Company’s decrease in earnings in 2003. The Company is not running events in St. Petersburg or Denver in 2004, which had revenue of $2,947,000 and $3,421,000, respectively, in 2003.

Refer to NOTE 7 – Impairment Charges of the consolidated financial statements included elsewhere in this Form 10-K for additional discussion related to our CART-sanctioned events.

All Other Operations

The Company’s other events recorded a 1.2% increase in revenues in 2003, which resulted from higher broadcasting fees, partially offset by lower admissions and other revenue. Due to the significant lead time in the industry for sponsors’ commitments and fans’ desire to purchase tickets in advance, the sluggish economy in 2002 and early 2003 negatively affected our 2003 sponsorship and admissions revenue. Poor weather on or near the dates of one-half of our major events in 2003 also impacted admissions, concessions and merchandise sales.

Operating and marketing expenses increased by 7.8% to $65,824,000 in 2003, but actually increased by less than 1% when excluding $4,316,000 of costs associated with the 2003 St. Petersburg event which will not occur in 2004.

Sanction fees and purses increased by $2,122,000 in 2003 over 2002 and was the Company’s largest cost increase in absolute and relative terms. NASCAR’s current TV broadcast rights contracts have been reported to contain approximately 20% annual increases in revenue through 2006. A portion of the purses related to the events broadcast under this contract also contain similar percentage increases and represented $1.3 million of the Company’s year-over-year change in sanction fees and purses.

Sales, marketing and promotion expenses increased by $1,060,000, primarily due to the 2003 inaugural St. Petersburg event. Other operating expenses increased by $1,580,000 due to the St. Petersburg event, offset by savings at other major events. Other operating expenses at the St. Petersburg event were $2,579,000. Lower labor, hospitality, taxes and other operating expenses at several other major events produced approximately $1,000,000 of savings compared with the prior year.

General and administrative expenses in 2003 were 6.0% lower than in the previous year, principally due to lower wages, utilities, legal claims and other expenses. Wages reflected fewer people than a year earlier and lower commissions. Also, there were no management incentive compensation payments in 2003. A decrease in utilities cost reflected internal efficiencies and tighter scrutiny of demand and usage. Legal claims in 2003 were generally at a normal level considering the risks and business issues of the Company, whereas the prior year’s legal costs were above historical levels. Legal costs were approximately $700,000 lower in 2003 than in 2002. Offsetting administrative savings in 2003 were two areas of expense increases. A full year of overhead costs at Denver and St. Petersburg increased administrative expenses by $200,000 and fringe benefits, particularly from our medical program, also increased administrative expenses by $200,000 in 2003.

Depreciation and amortization expense increased by $808,000 primarily due to an increase in depreciation related to assets acquired for the inaugural Grand Prix of Denver event that occurred in September 2002 and the Grand Prix of St. Petersburg event that occurred in February 2003.

Net interest expense increased by $582,000 in 2003 due to higher amortization and write-off of credit facility fees of $936,000, partially offset by less interest expense due to lower outstanding balances under the Company’s bank credit facility. Although overall short-term interest rates declined during the year, the Company’s effective cost did not decrease at the same rate, as pricing under the former bank facility was increased during the year as a result of amendments to the facility. Interest expense related to the SWIDA bonds was essentially the same in 2003 and 2002 at $1,761,000 and $1,818,000, respectively. These bonds contain a fixed rate of interest and the amount outstanding decreased by 3.4% during the year.

The effective income tax rate was 9.1% in 2003 compared with 37.6% in 2002. The 2003 rate was affected principally by the non-deductibility of the impairment of goodwill and also by the establishment of a valuation allowance recorded against certain state net operating loss carryforwards. The rate was also affected by other permanent book vs. tax differences and the fact that the Company paid state income taxes to Delaware because of the profitability at Dover International Speedway.

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

Depreciation and amortization expense decreased by $237,000 primarily due to the adoption of FASB Statement No. 142 which reduced the Company’s goodwill amortization expense by $1,454,000 in 2002 as compared to 2001. This decrease in amortization expense was partially offset by depreciation related to the opening of Nashville Superspeedway in April 2001, the addition of grandstand seats at Dover International Speedway in June 2001, depreciation associated with assets acquired for the inaugural Grand Prix of Denver event, and improvements at Dover International Speedway and Nashville Superspeedway in June 2002.

General and administrative expenses increased by $4,705,000 to $16,113,000 from $11,408,000 in 2001, primarily due to the Nashville Superspeedway being operational for all of 2002 compared with only nine months for the comparable period of 2001 and an increase in wages and related employee benefits, insurance, non-income taxes and pre-opening expenses related to the inaugural Grand Prix of Denver event and the inaugural Grand Prix of St. Petersburg event which occurred in February 2003. Additionally, the Company wrote-off $243,000 of costs related to the attempted acquisition of additional land for parking facilities at Gateway. On April 4, 2002, the Illinois Supreme Court ruled that Southwestern Illinois Development Authority (“SWIDA”) exceeded its constitutional authority in its acquisition of a 148.5 acre tract of land in a quick take eminent domain proceeding. The land was subsequently conveyed to Gateway in 1998. SWIDA filed a petition for writ of certiorari with the United States Supreme Court, but the writ was denied on October 7, 2002. Since all appeal rights were exhausted, capitalized costs of $243,000 associated with acquiring the land were charged to expense in 2002. The owner of the condemned land indicated that he intended to make a claim for attorney’s fees alleged to approximate $1,200,000. In 2002, the Company expensed and accrued $820,000 for resolution of this matter and for the settlement of another unrelated claim. The Company settled the latter claim in January 2003, and the former claim in June 2003.

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

The Company’s effective income tax rates for 2002 and 2001 were 37.6% and 45.6%, respectively. The decrease in 2002 resulted primarily from net operating losses for state income tax purposes and the adoption of FASB Statement No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. In 2001, the Company amortized $1,454,000 of goodwill for financial reporting purposes that was not deductible for income tax purposes resulting in a permanent difference that increased the effective tax rate. These decreases in the effective tax rate were partially offset by the recording of a valuation allowance of $163,000, net of federal tax benefit, relating to state net operating loss carry-forwards that may expire prior to being realized.

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

The Company recorded a non-cash charge of $28,606,000 as a cumulative effect of an accounting change for the write-off of goodwill associated with Grand Prix, a wholly owned subsidiary, in 2002. The charge resulted from the adoption of FASB Statement No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment write-off.

Liquidity and Capital Resources

Cash flow from continuing operations was positive in 2003 despite significant losses because a large proportion of 2003’s expenses were non-cash, as shown below:

	2003	2002
Total operating expenses	$112,900,000	$86,961,000
Less non-cash expenses:
Impairment charges	(21,331,000)	—
Depreciation	(10,594,000)	(9,786,000)
Amortization and write-off of credit facility fees	(1,161,000)	(225,000)

Cash operating expenses	$79,814,000	$76,950,000

After reflecting all other changes in working capital and deferred taxes, net cash provided by continuing operations was $15,620,000 in 2003 compared with $22,809,000 in the prior year. The decrease relates primarily to the decrease in earnings from continuing operations before deferred income taxes, cumulative effect of accounting change, impairment charges and depreciation and amortization from $18,693,000 in 2002 to $13,201,000 in 2003.

Capital expenditures were $3,117,000 in 2003, down substantially from the $9,167,000 in 2002. No major projects are currently under construction; however, various capital improvements and replacements are expected to be completed in 2004 with an expected cost of between $3,000,000-$4,000,000. Additionally, the Company expects to contribute approximately $490,000 to its pension plans in 2004.

Net cash used in financing activities was $11,173,000 for the year ended December 31, 2003 compared to $12,853,000 for the year ended December 31, 2002. Net cash used in 2003 primarily related to repayments of borrowings under the Company’s revolving credit agreement and long-term debt and the payment of fees to amend the Company’s credit facility. The Company paid $1,598,000 in regular quarterly cash dividends in 2003 as compared to $3,631,000 in 2002 when the Company’s operations included the spun-off gaming business through March 31, 2002. The quarterly cash dividend payment decreased from $0.02 per share to $0.01 per share effective in the third quarter of 2002.

Barring unforeseen economic or industry issues, the Company expects to return to profitability in 2004 and, therefore, it expects to generate additional excess cash from its operations in 2004. Cash from improved operations less a known range of spending for capital expenditures and maintenance of a dividend is expected to generate between $8,000,000-$12,000,000 in excess cash, which we expect to use to reduce indebtedness. We expect cash flows from operating activities and funds available from our credit agreement to also provide for long-term liquidity.

As of December 31, 2003, the Company had a $75,000,000 revolving credit facility that expired on February 19, 2004. Interest was based, at the Company’s option, upon LIBOR plus 3.75% or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus 1.50%. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and maximum leverage ratio requirements. The Company was in compliance with all covenants at December 31, 2003. There was $43,045,000 outstanding under the facility at a weighted average interest rate of 4.95%. After consideration of stand-by letters of credit outstanding, borrowings of $6,544,000 were available pursuant to the facility at December 31, 2003.

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, and a group of banks entered into a new three-year, $70,000,000 credit facility. Interest is based upon LIBOR or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin determined by the Company’s funded debt to EBITDA ratio. The terms of the facility contain certain covenants beginning June 30, 2004 that are similar to the former facility, but with different strike points. The Company expects to be in compliance with all covenants through the end of 2004. Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes, and is guaranteed by all of the Company’s subsidiaries. It is secured by all available assets of the Company and its subsidiaries.

On January 28, 2004, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2004 to shareholders of record at the close of business on February 10, 2004.

Contractual Obligations

At December 31, 2003, the Company had the following contractual obligations and other commercial commitments (adjusted to reflect our new credit facility in February 2004):

	Total	Payments Due by Period
		2004	2005 – 2006	2007-2008	Thereafter
Notes payable to banks	$43,045,000	$—	$—	$43,045,000	$—
SWIDA bonds	19,232,000	745,000	1,680,000	1,995,000	14,812,000

Total debt	62,277,000	745,000	1,680,000	45,040,000	14,812,000
Operating leases	5,738,000	498,000	688,000	418,000	4,134,000

Total contractual cash obligations	$68,015,000	$1,243,000	$2,368,000	$45,458,000	$18,946,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at December 31, 2003, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued as part of our bank facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of December 31, 2003 and 2002, $1,135,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,232,000 was outstanding at December 31, 2003. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2003, $3,433,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in our consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001, Gaming allocated corporate costs of $1,969,000, $495,000 and $2,307,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. In connection with the Company’s 2003 NASCAR event weekends, Gaming provided certain catering services for which the Company was invoiced $443,000. The Company invoiced Gaming $206,000 for tickets purchased to the 2003 events and other event related items. As of December 31, 2003 and 2002, DVD’s consolidated balance sheet includes a $96,000 receivable from and a $793,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf. The Company received payment for the $96,000 receivable in the first quarter of 2004. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

During the year ended December 31, 2003, the Company purchased certain paving, site work and construction services involving total payments of $413,000 from a company wholly owned by Melvin Joseph, a director.

For the year ended December 31, 2003, the Company reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid by Gaming under the Tax Sharing Agreement (see below); therefore, during the fourth quarter of 2003 the Company recorded a $330,000 receivable from Gaming for its portion of the carryforward. We received payment of the amount in the first quarter of 2004.

During the third quarter of 2002, under the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return included the operations of Gaming for the first quarter of the year.

Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company at no charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

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

The Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At December 31, 2003, the remaining balance of goodwill is $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which promotes CART-sanctioned events, any material adverse events impacting CART could cause additional impairment losses to be recorded in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance on deferred tax assets related to certain state net operating loss carry-forwards which increased $2,667,000 in 2003. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

Accrued Pension Cost

The benefits provided by the Company’s defined benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of FASB Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Accounts Receivable Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment annually and when an event occurs that indicates an impairment may exist. See NOTE 7 – Impairment Charges of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Recent Accounting Pronouncements

See NOTE 3—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	stability and viability of sanctioning bodies;

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	anticipated trends in the motorsports industry;

•	patron demographics;

•	ability to enter into additional contracts with sponsors, broadcast media and race event sanctioning bodies;

•	relationships with sponsors;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

During 2003, the Company’s operating results and cash flows were negatively impacted by the uncertainties surrounding CART. CART filed for bankruptcy in 2003 and in early 2004, various assets of CART were transferred to OWRS, including our sanction agreement with CART relative to the Grand Prix of Long Beach event. OWRS is a newly formed private entity and its ability to successfully continue the Champ Car series cannot be predicted at this time.

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

Our Long Beach Event Depends On City Permits And Good Relationships With City Officials

In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for twenty-nine years, there can be no assurance that this event will continue to be held or be successful. Our ability to conduct the Grand Prix of Long Beach requires that we maintain excellent relationships with the host city and its officials.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,000,000 was outstanding on December 31, 2003, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2003 and 2002, $1,135,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made under a $25,419,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

If a cancelled event is part of the NASCAR NEXTEL Cup Series or NASCAR Busch Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.3%, of our total assets as of December 31, 2003, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 7A. Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at December 31, 2003 and 2002. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $43,045,000 at December 31, 2003 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at December 31, 2003 would cause a change in total annual interest costs of $430,000.

In September 1999, the Sports Authority of the County of Wilson, Tennessee issued its Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, in the amount of $25,900,000. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8. Financial Statements And Supplementary Data

DVD’s consolidated financial statements and the Independent Auditors’ Report included in this report are shown on the Index to Consolidated Financial Statements on page 29.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part III

Item 10. Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions as designated by the Company’s Chief Executive Officer. A copy of the Code of Ethics is available on the Company’s website at http://www.dovermotorsportsinc.com. The Company will post on its website any amendments to, or waivers from, its Code of Ethics as required by law.

Executive Officers of the Registrant. As of December 31, 2003, the executive officers of the registrant were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	58	11/79 to date

Jerome Maraglia	Executive Vice President	45	1/02 to date

Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	56	5/02 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	44	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	45	7/02 to date

The Company’s Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served DVD in that capacity, or as Vice Chairman of the Board, for over 5 years. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as the Company’s President and Chief Executive Officer for 24 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Jerome Miraglia joined DVD as Executive Vice President in January 2002. Prior to joining the Company, Mr. Miraglia was the Executive Vice President of Mariah Vision 3, Inc. From 1991 to 1996, Mr. Miraglia was a partner in the law firm of Miles & Stockbridge in Baltimore, MD.

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

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 14. Principal Accountant Fees And Services

The information called for by this Item 14 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 29.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.2	Mortgage and Security Agreement executed by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.3	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Wilson County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.4	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Rutherford County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.5	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Grand Prix Association of Long Beach, Inc. for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.6	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Memphis International Motorsports Corporation for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.7	Pledge Agreement by Dover Motorsports, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.8	Pledge Agreement by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.9	Pledge Agreement by Grand Prix Association of Long Beach, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004.

10.10	Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.11	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.12	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.13	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.14	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

21.1	Subsidiaries

23.1	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

(b) Reports on Form 8-K

The Company furnished a Form 8-K on October 30, 2003 announcing that it had issued a press release on the same date regarding its third quarter financial results.

The Company filed a Form 8-K on December 4, 2003 announcing that its wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), had reached an agreement with CART, Inc. to transfer to CART certain assets and rights that Grand Prix had relative to the organization and promotion of the Grand Prix of St. Petersburg.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 10, 2004	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	March 10, 2004
Patrick J. Bagley

/s/ Henry B. Tippie	Chairman of the Board	March 10, 2004
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 10, 2004
Kenneth K. Chalmers

/s/ John W. Rollins, Jr.	Director	March 10, 2004
John W. Rollins, Jr.

/s/ Jeffrey W. Rollins	Director	March 10, 2004
Jeffrey W. Rollins

/s/ Melvin L. Joseph	Director	March 10, 2004
Melvin L. Joseph

/s/ R. Randall Rollins	Director	March 10, 2004
R. Randall Rollins

/s/ Eugene W. Weaver	Director	March 10, 2004
Eugene W. Weaver

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors,

    Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheet of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Philadelphia, Pennsylvania

January 28, 2004, except

    as to the second paragraph

    of Note 6 and the third

    paragraph of Note 7, which

    is as of March 4, 2004

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2003	2002	2001
Revenues	$93,626,000	$93,731,000	$86,551,000

Expenses:

Operating and marketing	65,824,000	61,062,000	50,882,000
Impairment charges	21,331,000	—	—
Depreciation and amortization	10,594,000	9,786,000	10,023,000
General and administrative	15,151,000	16,113,000	11,408,000

	112,900,000	86,961,000	72,313,000

Operating (loss) earnings	(19,274,000)	6,770,000	14,238,000

Interest income	165,000	53,000	107,000
Interest expense	(5,254,000)	(4,560,000)	(1,721,000)

(Loss) earnings from continuing operations before income tax (benefit) provision and cumulative effect of accounting change	(24,363,000)	2,263,000	12,624,000

Income tax (benefit) provision	(2,225,000)	852,000	5,753,000

(Loss) earnings from continuing operations before cumulative effect of accounting change	(22,138,000)	1,411,000	6,871,000

Earnings from discontinued operation, net of income tax provision of $3,542,000 in 2002 and $14,499,000 in 2001	—	5,168,000	21,095,000

Direct costs of spin-off, net of income tax benefit of $90,000	—	(691,000)	—

(Loss) earnings before cumulative effect of accounting change	(22,138,000)	5,888,000	27,966,000

Cumulative effect of accounting change for goodwill impairment	—	(28,606,000)	—

Net (loss) earnings	(22,138,000)	(22,718,000)	27,966,000

Change in minimum pension liability, net of income tax provision	(80,000)	(330,000)	—

Comprehensive (loss) earnings	$(22,218,000)	$(23,048,000)	$27,966,000

Net (loss) earnings per common share – basic:
Continuing operations before accounting change	$(0.56)	$0.04	$0.18
Discontinued operation	—	0.11	0.56
Accounting change	—	(0.74)	—

Net (loss) earnings	$(0.56)	$(0.59)	$0.74

Net (loss) earnings per common share – diluted:
Continuing operations before accounting change	$(0.56)	$0.04	$0.18
Discontinued operation	—	0.11	0.55
Accounting change	—	(0.73)	—

Net (loss) earnings	$(0.56)	$(0.58)	$0.73

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,348,000	$1,485,000
Accounts receivable	2,643,000	3,526,000
Inventories	259,000	382,000
Prepaid expenses and other	1,691,000	3,839,000
Receivable from Dover Downs Gaming & Entertainment, Inc.	96,000	—
Income taxes receivable	5,819,000	5,906,000
Deferred income taxes	548,000	810,000

Total current assets	14,404,000	15,948,000

Property and equipment, net	229,603,000	244,965,000
Restricted cash	3,433,000	3,683,000
Other assets, net	1,434,000	2,039,000
Deferred income taxes	90,000	1,865,000
Goodwill	8,521,000	21,883,000

Total assets	$257,485,000	$290,383,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,333,000	$2,442,000
Accrued liabilities	4,587,000	5,325,000
Payable to Dover Downs Gaming & Entertainment, Inc.	—	793,000
Current portion of long-term debt	745,000	685,000
Deferred revenue	11,304,000	12,080,000

Total current liabilities	19,969,000	21,325,000

Notes payable to banks	43,045,000	51,515,000
Long-term debt	18,487,000	19,229,000
Other liabilities	85,000	107,000
Deferred income taxes	38,527,000	37,674,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; issued and outstanding: December 31, 2003-16,557,898 shares; 2002-16,143,252 shares	1,656,000	1,614,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; issued and outstanding: December 31, 2003-23,436,185 shares; 2002-23,448,585 shares	2,344,000	2,345,000
Additional paid-in capital	127,783,000	127,169,000
Retained earnings	5,999,000	29,735,000
Accumulated other comprehensive loss	(410,000)	(330,000)

Total stockholders’ equity	137,372,000	160,533,000

Total liabilities and stockholders’ equity	$257,485,000	$290,383,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net (loss) earnings	$(22,138,000)	$(22,718,000)	$27,966,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	10,594,000	9,786,000	10,023,000
Amortization and write-off of credit facility fees	1,161,000	225,000	—
Impairment charges	21,331,000	—	—
Earnings from discontinued operation, net	—	(5,168,000)	(21,095,000)
Cumulative effect of accounting change	—	28,606,000	—
Tax benefit of options exercised	500,000	93,000	531,000
Deferred income taxes	2,253,000	7,962,000	5,100,000
Changes in assets and liabilities:
Accounts receivable	883,000	644,000	885,000
Inventories	123,000	41,000	(90,000)
Prepaid expenses and other	1,776,000	(1,026,000)	(36,000)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(371,000)	793,000	—
Income taxes receivable/payable	278,000	883,000	(3,367,000)
Accounts payable	891,000	1,418,000	(4,339,000)
Accrued liabilities	(885,000)	2,102,000	1,389,000
Deferred revenue	(776,000)	(832,000)	(965,000)

Net cash provided by continuing operations	15,620,000	22,809,000	16,002,000

Investing activities:
Capital expenditures	(3,117,000)	(9,167,000)	(18,445,000)
Restricted cash	250,000	(522,000)	(1,190,000)
Other	283,000	—	(94,000)

Net cash used in investing activities of continuing operations	(2,584,000)	(9,689,000)	(19,729,000)

Financing activities:
Borrowings from revolving debt agreement	48,165,000	153,544,000	639,295,000
Repayments on revolving debt agreement	(56,635,000)	(212,639,000)	(587,435,000)
Debt paid down by Dover Downs Gaming & Entertainment, Inc.	—	45,000,000	—
Repayments of long-term debt	(682,000)	(626,000)	(585,000)
Repayment of shareholder loan	—	92,000	—
Proceeds from sale of common stock, net	—	6,203,000	—
Proceeds from stock options exercised	155,000	67,000	260,000
Credit facility origination and amendment fees	(556,000)	(839,000)	—
Dividends paid	(1,598,000)	(3,631,000)	(6,830,000)
Other assets and liabilities	(22,000)	(24,000)	(97,000)

Net cash (used in) provided by financing activities of continuing operations	(11,173,000)	(12,853,000)	44,608,000

Net cash used in discontinued operation	—	(1,730,000)	(38,341,000)

Net increase (decrease) in cash and cash equivalents	1,863,000	(1,463,000)	2,540,000
Cash and cash equivalents, beginning of year	1,485,000	2,948,000	408,000

Cash and cash equivalents, end of year	$3,348,000	$1,485,000	$2,948,000

Supplemental information:
Interest paid	$4,233,000	$4,977,000	$4,044,000

Income taxes paid, net of refunds	$(5,779,000)	$(6,961,000)	$2,755,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in these footnotes to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Dover Motorsports, Inc. is a leading promoter of motorsports events in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 19 major events during 2003 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), Championship Auto Racing Teams (“CART”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

In 2003, the Company promoted the following major events:

•	2 NASCAR Winston Cup Series events;

•	6 NASCAR Busch Series, Grand National Division (“Busch Series”) events;

•	4 NASCAR Craftsman Truck Series events;

•	3 CART Champ Car World Series events;

•	2 IRL Indy Car Series events; and

•	2 NHRA national events.

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

NOTE 2 – Discontinued Operation

The Company’s former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense to Gaming of $351,000 and $2,645,000 for the years ended December 31, 2002 and 2001, respectively, which has been allocated based upon each company’s earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

A summary of the operating results of this discontinued operation, which are included in the net (loss) earnings of DVD, is as follows (the Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

	Years ended December 31,
	2002	2001
Net revenues	$49,780,000	$181,293,000
Operating earnings	8,710,000	36,614,000
Earnings before income tax provision	8,710,000	35,594,000
Income tax provision	3,542,000	14,499,000
Net earnings	5,168,000	21,095,000

In conjunction with the spin-off, the Company and Gaming entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, and the continuation of the gaming business following such separation, including the allocation between the Company and Gaming of certain assets and liabilities, and the distribution of shares of Gaming common stock and Class A common stock. As a result of the spin-off, all assets and liabilities relating to the gaming business were assumed and are owned by Gaming or its subsidiaries, and all assets and liabilities relating to the motorsports business were assumed and are owned by the Company or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting the Company’s Dover, Delaware facility.

The Employee Benefits Agreement provided for the transfer of Gaming employees from employee benefits under plans or programs sponsored by the Company to those sponsored by Gaming. In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, the Company arranged for the transfer to Gaming of the assets and liabilities associated with the Company’s defined-benefit pension plan and the 401(k) plan sponsored by the Company with respect to employees who became employees of Gaming (or remain employed by Dover Downs, Inc.) after the spin-off.

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

Refer to NOTE 11 – Related Party Transactions for further discussion.

NOTE 3 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash and cash equivalents—The Company considers as cash equivalents all highly-liquid investments with an original maturity of three months or less.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the years ended December 31, 2003 and 2002, the Company incurred $5,254,000 and $4,560,000 of interest cost, respectively, none of which was capitalized. During the year ended December 31, 2001, the Company incurred $3,252,000 of interest cost, of which $1,531,000 was capitalized.

Goodwill—Goodwill resulting from acquisitions made prior to July 1, 2001 represents the excess of the purchase price over the fair value of net assets acquired. Prior to 2002, the goodwill was amortized using the straight-line method principally over a period of 40 years. Amortization expense for the year ended December 31, 2001 was $1,454,000. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $1,454,000 reduction in amortization expense in 2003 and 2002 as compared to 2001. To comply with the transitional provisions of Statement No. 142, the Company determined its reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of the Company’s reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, as a cumulative effect of an accounting change for the write-off of goodwill in 2002.

Additionally, the Company completed its annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill associated with Grand Prix. This impairment loss resulted primarily from the uncertainties surrounding CART, leading to its bankruptcy announcement in December 2003, and is included in impairment charges in the consolidated statement of earnings for the year ended December 31, 2003. Fair value for the 2002 and 2003 impairment assessments was primarily determined through the use of a discounted cash flow methodology from an independent appraisal. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment losses.

The following schedules reconcile net (loss) earnings and net (loss) earnings per share adjusted to exclude after-tax amortization expense for the periods prior to adoption of Statement No. 142, and the cumulative effect of the accounting change recognized in 2002:

	Years ended December 31,
	2002	2001
Net (loss) earnings	$(22,718,000)	$27,966,000
Earnings from discontinued operation and direct costs of spin-off, net of income taxes	(4,477,000)	(21,095,000)

(Loss) earnings from continuing operations	(27,195,000)	6,871,000
Amortization expense, net of income tax benefit of $60,000	—	1,394,000
Cumulative effect of accounting change	28,606,000	—

Adjusted net earnings from continuing operations	$1,411,000	$8,265,000

Net (loss) earnings per common share – basic:
Net (loss) earnings	$(0.59)	$0.74
Earnings from discontinued operation	(0.11)	(0.56)

(Loss) earnings from continuing operations	(0.70)	0.18
Amortization expense, net of income tax benefit	—	0.04
Cumulative effect of accounting change	0.74	—

Adjusted net earnings per share from continuing operations	$0.04	$0.22

Net (loss) earnings per common share – diluted:
Net (loss) earnings	$(0.58)	$0.73
Earnings from discontinued operation	(0.11)	(0.55)

(Loss) earnings from continuing operations	(0.69)	0.18
Amortization expense, net of income tax benefit	—	0.04
Cumulative effect of accounting change	0.73	—

Adjusted net earnings per share from continuing operations	$0.04	$0.22

Impairment of long-lived assets—The Company evaluates its long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, the Company projects undiscounted net future cash flows expected to be generated by the asset over the remaining life of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. See NOTE 7 – Impairment Charges for further discussion.

Income taxes—Deferred income taxes are provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Revenue recognition—Revenues pertaining to specific events, including admissions to racing events and motorsports activities held at our facilities; television, radio and ancillary rights fees; sponsorship fees; luxury suite rentals; hospitality catering and commissions paid by third-party vendors for the right to sell concessions at our facilities; and sales of programs and vendor commissions for the right to sell souvenirs at our facilities are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $2,154,000 and $1,450,000 of total revenues for the years ended December 31, 2003 and 2002, respectively.

Under the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series (f/k/a Winston Cup) or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter which the Company records as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors which the Company records as operating expenses.

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

Advertising expenses were $4,455,000, $4,245,000 and $3,459,000, in 2003, 2002 and 2001, respectively.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2003	2002	2001
Basic EPS	39,880,000	38,634,000	37,955,000
Effect of dilutive options	—	346,000	299,000

Diluted EPS	39,880,000	38,980,000	38,254,000

For the year ended December 31, 2003, options to purchase 1,389,050 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive.

For the year ended December 31, 2002, options to purchase 536,427 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense during the years ended December 31, 2003, 2002 and 2001.

The following table illustrates the effect on net (loss) earnings and net (loss) earnings per common share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Years ended December 31,
	2003	2002	2001
Net (loss) earnings, as reported	$(22,138,000)	$(22,718,000)	$27,966,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(685,000)	(819,000)	(605,000)

Pro forma net (loss) earnings	$(22,823,000)	$(23,537,000)	$27,361,000

Net (loss) earnings per common share:
Basic – as reported	$(0.56)	$(0.59)	$0.74
Basic – pro forma	$(0.57)	$(0.61)	$0.72
Diluted – as reported	$(0.56)	$(0.58)	$0.73
Diluted – pro forma	$(0.57)	$(0.60)	$0.72

For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December,
	2003	2002	2001
Risk-free interest rate	3.75%	4.86%	4.30%
Volatility	45%	67%	38%
Expected dividend yield	0.85%	0.55%	1.18%
Expected life (in years)	7.5	7.5	6.5

The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001, was $2.22, $4.83 and $4.70, respectively.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2003 and 2002 approximates its fair value based on interest rates available on similar borrowings.

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

Reclassifications—Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on net (loss) earnings.

Recent accounting pronouncements—In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized. We adopted the provisions of Statement No. 143 effective January 1, 2003. The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of Statement No. 145 did not have an impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company adopted Statement No. 146 in January 2003. The adoption of Statement No. 146 did not have an impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our consolidated financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 did not have an impact on our results of operations, financial position or cash flows.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans, as well as, interim disclosures. The statement generally is effective for fiscal years ending after December 15, 2003.

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2003	2002
Land	$27,192,000	$27,192,000
Facilities	230,158,000	231,862,000
Furniture, fixtures and equipment	19,053,000	22,405,000
Construction in progress	319,000	1,711,000

	276,722,000	283,170,000
Less accumulated depreciation	(47,119,000)	(38,205,000)

	$229,603,000	$244,965,000

Depreciation expense was $10,509,000, $9,706,000 and $8,490,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2003	2002
Payroll and related items	$588,000	$591,000
Real estate taxes	1,127,000	1,196,000
Interest	832,000	1,075,000
Pension	665,000	377,000
Other	1,375,000	2,086,000

	$4,587,000	$5,325,000

NOTE 6 – Indebtedness

Long-term debt consists of the following as of December 31:

	2003	2002
Notes payable to banks	$43,045,000	$51,515,000
SWIDA bonds	19,232,000	19,914,000

	62,277,000	71,429,000
Less current portion	(745,000)	(685,000)

	$61,532,000	$70,744,000

At December 31, 2003, the Company had a $75,000,000 revolving credit facility, amended as of June 30, 2003, to provide for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at the Company’s option, upon LIBOR plus 3.75% or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus 1.50%. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage, minimum consolidated EBITDA and maximum leverage ratio requirements. The credit facility was secured by a first mortgage lien on the real property owned by the Company’s wholly owned subsidiaries, Dover International Speedway and Nashville Superspeedway, and was guaranteed by all of the Company’s subsidiaries. At December 31, 2003, the Company was in compliance with the terms of the facility, as amended. There was $43,045,000 outstanding under the facility at December 31, 2003, at a weighted average interest rate of 4.95%. After consideration of stand-by letters of credit outstanding, borrowings of $6,544,000 were available pursuant to the facility at December 31, 2003. During the year ended December 31, 2003, interest expense included $555,000 related to the write-off of previously deferred fees, the majority of which were paid to the bank group, as a result of amendments of the credit facility in January 2003 and June 2003. A total of $45,000,000 of the amount outstanding under previous DVD credit facilities was paid down on April 1, 2002 through a new credit facility which was established by Gaming.

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new $70,000,000 revolving credit agreement with a different bank group that expires February 19, 2007. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the funded debt to EBITDA ratio. Provisions of the credit facility reduce it to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005, and to $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility.

The Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $19,232,000 was outstanding at December 31, 2003. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2003, $3,433,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $1,761,000, $1,818,000 and $1,870,000 in 2003, 2002 and 2001, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 12 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2003 (adjusted to reflect our new credit facility in February 2004) are as follows: 2004-$745,000; 2005-$805,000; 2006-$875,000; 2007-$44,000,000; 2008-$1,040,000; and thereafter-$14,812,000.

NOTE 7 – Impairment Charges

During the fourth quarter of 2003, the Company recorded non-cash impairment charges of $21,331,000 to write-down the carrying value of goodwill and certain property and equipment. Of the total impairment charges, $13,362,000 related to the impairment of goodwill in connection with the Company’s annual assessment of goodwill. See NOTE 3 – Summary of Significant Accounting Policies for further discussion.

Of the remaining $7,969,000 of impairment charges recorded in the fourth quarter of 2003, $2,867,000 related to the write-down of assets used to promote and run the Grand Prix of St. Petersburg event. On December 1, 2003, the Company announced that Grand Prix had reached an agreement with CART, the sanctioning body of the event, to terminate its agreement with CART relative to the organization and promotion of the event. Efforts by Grand Prix to transfer certain assets and rights relative to the St. Petersburg event, first to CART and then to Open Wheel Racing Series LLC, the entity which in 2004 purchased most of CART’s assets in connection with CART’s 2003 bankruptcy proceedings, proved unsuccessful. Based on the foregoing information and the fact that advance ticket and sponsorship sales for the February 2004 Grand Prix of St. Petersburg event were significantly below budget, the Company analyzed the carrying value of the assets associated with the event for recoverability and recorded an impairment charge to write them off.

A total of $4,309,000 of the impairment charges related to the write-down of assets used to promote and run the Grand Prix of Denver event. After analyzing the financial and operational difficulties of CART, and noting the bankruptcy filing by CART in December 2003, the Company concluded from its impairment review that the carrying value of assets associated with the Grand Prix of Denver was zero. On March 4, 2004, the Company announced that Grand Prix had reached an agreement with Centrix Financial LLC to assign its rights relative to the organization and promotion of the Grand Prix of Denver event to Centrix Financial LLC.

The remainder of the impairment charges during the fourth quarter of 2003 of $793,000 was to reduce the carrying value of other equipment to be disposed of to fair value.

NOTE 8 – Income Taxes

The current and deferred income tax (benefits) provisions from continuing operations are as follows:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$(5,978,000)	$(8,259,000)	$(1,263,000)
State	1,500,000	1,149,000	1,916,000

	(4,478,000)	(7,110,000)	653,000

Deferred:
Federal	(140,000)	9,208,000	5,670,000
State	2,393,000	(1,246,000)	(570,000)

	2,253,000	7,962,000	5,100,000

Total income tax (benefit) provision	$(2,225,000)	$852,000	$5,753,000

Deferred tax assets and liabilities are comprised of the following as of December 31:

	2003	2002
Deferred tax assets:
Accruals not currently deductible for income taxes	$548,000	$810,000
Net operating loss carry-forwards	9,437,000	7,031,000

Total deferred tax assets	9,985,000	7,841,000

Deferred tax liabilities:
Depreciation	(45,044,000)	(42,677,000)

	(35,059,000)	(34,836,000)
Valuation allowance	(2,830,000)	(163,000)

Net deferred tax liability	$(37,889,000)	$(34,999,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2023). At December 31, 2003, the Company has available federal and state net operating loss carryforwards of $6,544,000 and $138,823,000, respectively. A valuation allowance of $2,667,000 and $163,000, net of federal tax benefit, was recorded in the fourth quarter of 2003 and 2002, respectively, relating to state net operating loss carry-forwards that may expire prior to being realized. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2003	2002	2001
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(16.2)%	8.3%	6.8%
Non-deductible goodwill and other	(15.5)%	(1.8)%	3.8%
Valuation allowance	5.8%	(3.9)%	—

Effective income tax rate	9.1%	37.6%	45.6%

Prior to the spin-off, Gaming was included as part of the Company’s consolidated federal income tax return; however, the income tax expense presented in the consolidated financial statements has been computed on a separate return basis. The Company and Gaming have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 2-Discontinued Operation. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off. During the third quarter of 2002, pursuant to the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return included the operations of Gaming for the first quarter of the year.

For the year ended December 31, 2003, the Company reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid by Gaming under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 the Company recorded a $330,000 receivable from Gaming for its portion of the carryforward. We received payment of the amount in the first quarter of 2004.

NOTE 9 – Pension Plan

The Company maintains a non-contributory qualified defined benefit plan. All of DVD’s full time employees are eligible to participate in the pension plan. Benefits provided by the Dover Motorsports, Inc. pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,874,000	$4,933,000
Service cost	228,000	287,000
Interest cost	211,000	210,000
Transfer to Gaming Plan	—	(2,546,000)
Actuarial loss	463,000	24,000
Benefits paid	(43,000)	(34,000)

Benefit obligation at end of year	3,733,000	2,874,000

Change in plan assets:
Fair value of plan assets at beginning of year	1,852,000	2,870,000
Actual return (loss) on plan assets	323,000	(276,000)
Transfer to Gaming Plan	—	(958,000)
Employer contribution	240,000	250,000
Benefits paid	(43,000)	(34,000)

Fair value of plan assets at end of year	2,372,000	1,852,000

Unfunded status	(1,361,000)	(1,022,000)
Unrecognized net loss	1,242,000	1,018,000
Unrecognized prior service cost	219,000	245,000

Net amount recognized	$100,000	$241,000

The following table presents the amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2003	2002
Accrued benefit cost	$(665,000)	$(377,000)
Intangible asset	44,000	49,000
Deferred income taxes	311,000	239,000
Accumulated other comprehensive loss	410,000	330,000

	$100,000	$241,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,733,000, $3,163,000 and $2,372,000 respectively, as of December 31, 2003, and $2,874,000, $2,365,000 and $1,852,000, respectively, as of December 31, 2002.

The Company plans to contribute approximately $490,000 to its pension plans in 2004.

Since the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities, the Company was required to record a minimum pension liability in its consolidated balance sheet at December 31, 2002. The effect of this adjustment was to increase pension liabilities by $618,000, increase intangible assets by $49,000, increase deferred income tax assets by $239,000 and recognize an other comprehensive loss of $330,000. In 2003, the Company was required to record an additional minimum pension liability that increased pension liabilities by $147,000, decreased intangible assets by $5,000, increased deferred income tax assets by $72,000 and recognized an other comprehensive loss of $80,000. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2003	2002	2001
Service cost	$228,000	$287,000	$569,000
Interest cost	211,000	210,000	232,000
Expected return on plan assets	(173,000)	(190,000)	(174,000)
Recognized net actuarial loss	90,000	28,000	50,000
Net amortization	23,000	25,000	32,000

	$379,000	$360,000	$709,000

Total net periodic pension cost attributable to Gaming, which is included in the net periodic pension cost above, was $502,000 during the year ended December 31, 2001.

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2003, 2002 and 2001, and the actuarial value of the projected benefit obligation at December 31, 2003 and 2002 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2003	2002	2001	2003	2002
Weighted-average discount rate	6.5%	7.0%	6.5%	6.25%	6.5%
Weighted-average rate of compensation increase	5.0%	5.0%	5.0%	4.00%	5.0%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	n/a	n/a

For 2003, the Company assumed a long-term rate of return on plan assets of 9.0%. In developing the 9.0% expected long-term rate of return assumption, the Company considered its historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

The Company’s pension plan asset allocation at December 31, 2003 and 2002, and target allocation for 2004 are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2003	2002	2004
Equity securities	61%	53%	70%
Debt securities	24%	28%	20%
Other (money market mutual funds)	15%	19%	10%

Total	100%	100%	100%

The Company’s investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity and fixed income securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Company also maintains a defined contribution 401(k) plan that permits participation by substantially all employees.

Pursuant to the terms of the Employee Benefits Agreement entered into between the Company and Gaming, the Company arranged for the transfer to Gaming of the assets and liabilities associated with the Company’s defined benefit pension plans and 401(k) plan with respect to employees who are Gaming employees after the spin-off.

NOTE 10 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2000	$1,405,000	$2,385,000	$119,303,000	$107,289,000	$—
Net earnings	—	—	—	27,966,000	—
Dividends paid, $.18 per share	—	—	—	(6,830,000)	—
Proceeds from stock options exercised	14,000	—	246,000	—	—
Tax benefit of exercised stock options	—	—	531,000	—	—
Conversion of Class A common stock to common stock	9,000	(9,000)	—	—	—

Balance at December 31, 2001	1,428,000	2,376,000	120,080,000	128,425,000	—
Net loss	—	—	—	(22,718,000)	—
Repayment of shareholder loan	—	—	92,000	—	—
Proceeds from stock options exercised	9,000	—	58,000	—	—
Proceeds from the sale of common stock, net	146,000	—	6,057,000	—	—
Dividends paid, $.095 per share	—	—	—	(3,631,000)	—
Tax benefit of exercised stock options	—	—	93,000	—	—
Transfer of pension liability to Gaming	—	—	789,000	—	—
Change in minimum pension liability, net of income tax provision of $239,000	—	—	—	—	(330,000)
Conversion of Class A common stock to common stock	31,000	(31,000)	—	—	—
Cancellation of Gaming receivable	—	—	—	(9,520,000)	—
Debt paid down by Gaming at spin-off	—	—	—	45,000,000	—
Spin-off transaction	—	—	—	(107,821,000)	—

Balance at December 31, 2002	1,614,000	2,345,000	127,169,000	29,735,000	(330,000)
Net loss	—	—	—	(22,138,000)	—
Proceeds from stock options exercised	41,000	—	114,000	—	—
Dividends paid, $.04 per share	—	—	—	(1,598,000)	—
Tax benefit of exercised stock options	—	—	500,000	—	—
Change in minimum pension liability, net of income tax provision of $72,000	—	—	—	—	(80,000)
Conversion of Class A common stock to common stock	1,000	(1,000)	—	—	—

Balance at December 31, 2003	$1,656,000	$2,344,000	$127,783,000	$5,999,000	$(410,000)

Holders of common stock have one vote per share and holders of Class A common stock have ten votes per share. There is no cumulative voting. Shares of Class A common stock are convertible at any time into shares of common stock on a share for share basis at the option of the holder thereof. Dividends on Class A common stock cannot exceed dividends on common stock on a per share basis. Dividends on common stock may be paid at a higher rate than dividends on Class A common stock. The terms and conditions of each issue of preferred stock are determined by the Company’s Board of Directors. No preferred shares have been issued.

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

On January 28, 2004, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2004 to shareholders of record at the close of business on February 10, 2004.

The Company has a stock option plan pursuant to which the Company’s Board of Directors may grant stock options to purchase up to 2,541,084 shares of common stock to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.

Historically, certain Gaming employees participated in the DVD stock option plan. In conjunction with the spin-off from the Company, Gaming adopted a stock option plan for its employees. Following the spin-off, grants to purchase 125,000 shares of common stock under the DVD plan held by Gaming employees were cancelled and replaced with Gaming stock option grants. Additionally, all outstanding DVD stock options were adjusted to obtain the same relative ratio of the exercise price to market value on a post spin-off basis. Vesting provisions, option periods and all other applicable terms and conditions remained the same.

Option activity was as follows:

	December 31,
	2003	2002	2001
Number of options:
Outstanding at beginning of period	1,575,922	962,742	1,156,030
Granted	382,000	331,000	65,000
Exercised	(402,246)	(85,000)	(137,788)
Expired	(110,116)	(66,000)	(120,500)
Cancelled	—	(125,000)	—
Spin-off adjustments	—	558,180	—

Outstanding at end of period	1,445,560	1,575,922	962,742

At period end:
Options available for grant	278,430	550,314	207,410
Options exercisable	584,605	941,804	512,790
Weighted average exercise price:
Options granted	$4.63	$7.17	$11.55
Options exercised	0.38	0.78	1.87
Options outstanding	5.39	4.16	8.76
Options exercisable	5.14	2.79	6.23

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$3.47-$5.45	1,010,960	$4.67	2.0yrs	417,876	$4.47
$6.56-$7.24	434,600	$7.06	3.7yrs	166,729	$6.82

	1,445,560	$5.39	2.5yrs	584,605	$5.14

NOTE 11 – Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001, Gaming allocated corporate costs of $1,969,000, $495,000 and $2,307,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs. In connection with the Company’s 2003 NASCAR event weekends, Gaming provided certain catering services for which the Company was invoiced $443,000. The Company invoiced Gaming $206,000 for tickets purchased to the 2003 events and other event related items. As of December 31, 2003 and 2002, DVD’s consolidated balance sheet includes a $96,000 receivable from and a $793,000 payable to Gaming for these costs and for other payments made by Gaming on DVD’s behalf. The Company received payment for the $96,000 receivable in the first quarter of 2004. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these allocations are reasonable.

During the years ended December 31, 2003 and 2001, the Company purchased certain paving, site work and construction services involving total payments of $413,000 and $572,000, respectively, from a company wholly owned by Melvin Joseph, a director. The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (“RTLC”), which were related to the Company through common ownership, during the year ended December 31, 2001. The total cost of these services, which have been included in general and administrative expenses in the consolidated statement of earnings, was $6,000. Gaming purchased administrative services from RTLC during the year ended December 31, 2001. The total cost of these services, which have been included in earnings from discontinued operation in the consolidated statement of earnings, was $71,000. RTLC ceased to provide these services effective in April 2001.

For the year ended December 31, 2003, the Company reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid by Gaming under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 the Company recorded a $330,000 receivable from Gaming for its portion of the carryforward. We received payment of the amount in the first quarter of 2004.

During the third quarter of 2002, under the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return included the operations of Gaming for the first quarter of the year.

Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company at no charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement. The companies have several common directors and officers. Refer to NOTE 2 – Discontinued Operation for further discussion.

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

NOTE 12 – Commitments and Contingencies

The Company leases certain land at Gateway with leases expiring at various dates through 2070. The Company also leases certain land, buildings and equipment at its other facilities with leases expiring at various dates through 2009. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $460,000, $327,000 and $243,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The minimum lease payments due under these leases are as follows:

2004	$498,000
2005	423,000
2006	265,000
2007	248,000
2008	170,000
Thereafter	$4,134,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at December 31, 2003, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of December 31, 2003 and 2002, $1,135,000 and $1,145,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

NOTE 13 – Quarterly Results – (unaudited)

	March 31 (a)	June 30	September 30	Dec. 31 (b)
Year Ended December 31, 2003
Revenues	$3,967,000	$47,849,000	$38,207,000	$3,603,000
Operating (loss) earnings	(8,740,000)	11,531,000	7,302,000	(29,367,000)
Net (loss) earnings	(4,993,000)	5,023,000	4,465,000	(26,633,000)

Net (loss) earnings per common share – basic	$(0.13)	$0.13	$0.11	$(0.67)

Net (loss) earnings per common share – diluted	$(0.13)	$0.13	$0.11	$(0.67)

Year Ended December 31, 2002
Revenues	$996,000	$48,641,000	$41,622,000	$2,472,000
Operating (loss) earnings	(7,065,000)	14,037,000	9,017,000	(9,219,000)
(Loss) earnings from continuing operations before cumulative effect of accounting change	(4,363,000)	7,382,000	3,731,000	(5,339,000)
Earnings from discontinued operation	4,477,000	—	—	—
Net (loss) earnings	(28,492,000)	7,382,000	3,731,000	(5,339,000)

(Loss) earnings per common share – basic:
Continuing operations before accounting change	$(0.12)	$0.19	$0.10	$(0.13)
Discontinued operation	0.12	—	—	—
Accounting change	(0.75)	—	—	—

Net (loss) earnings	$(0.75)	$0.19	$0.10	$(0.13)

(Loss) earnings per common share – diluted:
Continuing operations before accounting change	$(0.12)	$0.19	$0.10	$(0.13)
Discontinued operation	0.12	—	—	—
Accounting change	(0.75)	—	—	—

Net (loss) earnings	$(0.75)	$0.19	$0.10	$(0.13)

(a)	As a result of the adoption of FASB Statement No. 142, the Company recorded a non-cash charge of $28,606,000 as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.
(b)	The Company recorded $900,000 related to the settlement of a contractual dispute with a vendor in the fourth quarter of 2003. Additionally, the Company recorded impairment charges of $21,331,000 in the fourth quarter of 2003. Of the total, $13,362,000 related to the impairment of goodwill and $7,969,000 related to the impairment of long-lived assets other than goodwill.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.