Form 10-Q
period 2004-03-31
DOVER MOTORSPORTS INC
filed 2004-05-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,617,898 shares
Class A Common Stock -	23,376,185 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$1,160	$3,967

Expenses:
Operating and marketing	2,325	6,470
General and administrative	3,693	3,611
Depreciation and amortization	2,392	2,626

	8,410	12,707

Operating loss	(7,250)	(8,740)

Interest income	2	3
Interest expense	(1,139)	(1,249)

Loss before income tax benefit	(8,387)	(9,986)

Income tax benefit	5,201	4,993

Net loss	$(3,186)	$(4,993)

Net loss per common share:
Basic	$(0.08)	$(0.13)

Diluted	$(0.08)	$(0.13)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,336	$3,348
Accounts receivable	10,000	2,643
Inventories	343	259
Prepaid expenses and other	4,954	1,691
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	96
Income taxes receivable	363	5,819
Deferred income taxes	337	548

Total current assets	20,333	14,404

Property and equipment, net	228,031	229,603
Restricted cash	1,810	3,433
Other assets, net	1,563	1,434
Deferred income taxes	90	90
Goodwill	8,521	8,521

Total assets	$260,348	$257,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,798	$3,333
Accrued liabilities	3,377	4,587
Payable to Dover Downs Gaming & Entertainment, Inc.	3	—
Current portion of long-term debt	805	745
Deferred revenue	32,396	11,304

Total current liabilities	39,379	19,969
Notes payable to banks	35,980	43,045
Long-term debt	17,683	18,487
Other liabilities	64	85
Deferred income taxes	33,456	38,527

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; issued and outstanding: March 31, 2004-16,617,898 shares; December 31, 2003-16,557,898 shares	1,662	1,656
Class A common stock, $0.10 par value; 55,000,000 shares authorized; issued and outstanding: March 31, 2004-23,376,185 shares; December 31, 2003-23,436,185 shares	2,338	2,344
Additional paid-in capital	127,783	127,783
Retained earnings	2,413	5,999
Accumulated other comprehensive loss	(410)	(410)

Total stockholders’ equity	133,786	137,372

Total liabilities and stockholders’ equity	$260,348	$257,485

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(3,186)	$(4,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,392	2,626
Amortization and write-off of credit facility fees	98	220
Deferred income taxes	(4,840)	873
Changes in assets and liabilities:
Accounts receivable	(7,357)	(6,294)
Inventories	(84)	(203)
Prepaid expenses and other	(3,193)	(567)
Income taxes receivable	5,436	521
Accounts payable	(535)	1,975
Accrued liabilities	(1,210)	(1,186)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	99	697
Deferred revenue	21,092	19,150

Net cash provided by operating activities	8,712	12,819

Investing activities:
Capital expenditures	(799)	(1,823)
Restricted cash	1,623	1,767

Net cash provided by (used in) investing activities	824	(56)

Financing activities:
Borrowings from revolving debt agreement	4,420	5,950
Repayments on revolving debt agreement	(11,485)	(15,695)
Repayments of long-term debt	(744)	(684)
Proceeds from stock options exercised	—	90
Other liabilities	(21)	—
Credit facility origination and amendment fees	(318)	(245)
Dividends paid	(400)	(398)

Net cash used in financing activities	(8,548)	(10,982)

Net increase in cash and cash equivalents	988	1,781
Cash and cash equivalents, beginning of period	3,348	1,485

Cash and cash equivalents, end of period	$4,336	$3,266

Supplemental information:
Interest paid	$1,399	$1,581

Income taxes paid, net of (refunds)	$(5,797)	$(7,075)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2004. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to the seasonal nature of the Company’s business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and are scheduled to promote 16 major events during 2004 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”), Championship Auto Racing Teams (“CART”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park near Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

On March 25, 2004, the Company announced that its wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), reached an agreement with Open Wheel Racing Series, LLC (“OWRS”), the successor to CART, Inc. and owner of the Champ Car World Series, to transfer to OWRS certain assets and rights that Grand Prix had relative to the organization and promotion of the Grand Prix of Denver, subject to certain conditions and approvals. Grand Prix had a multi-year agreement with the City of Denver pursuant to which it was entitled to stage an annual auto racing event in and around the PepsiCenter in Denver. Grand Prix assigned to OWRS its rights in its agreement with the city, subject to the consent of the city.

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

Barter transactions accounted for $451,000 of total revenues for the three months ended March 31, 2003. There were no barter transactions recorded as revenues for the three months ended March 31, 2004.

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

Advertising expenses were $11,000 and $756,000, for the three months ended March 31, 2004 and 2003, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended March 31,
	2004	2003
Basic EPS	39,994,000	39,734,000
Effect of dilutive options	—	—

Diluted EPS	39,994,000	39,734,000

For the three months ended March 31, 2004 and 2003, options to purchase 1,429,560 and 1,605,302 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive.

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense during the three-month periods ended March 31, 2004 and 2003.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(3,186,000)	$(4,993,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(162,000)	(174,000)

Pro forma net loss	$(3,348,000)	$(5,167,000)

Net loss per common share:
Basic – as reported	$(0.08)	$(0.13)
Basic – pro forma	$(0.08)	$(0.13)

Diluted – as reported	$(0.08)	$(0.13)
Diluted – pro forma	$(0.08)	$(0.13)

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

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net loss.

NOTE 4 – Indebtedness

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Notes payable to banks	$35,980,000	$43,045,000
SWIDA bonds	18,488,000	19,232,000

	54,468,000	62,277,000
Less current portion	(805,000)	(745,000)

	$53,663,000	$61,532,000

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. The facility, which replaced its previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the funded debt to EBITDA ratio. Provisions of the credit facility reduce it to $67,000,000 on November 1, 2004, $64,000,000 on November 1, 2005, and $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $35,980,000 outstanding under the facility at March 31, 2004, at a weighted average interest rate of 5.66%. After consideration of stand-by letters of credit outstanding, borrowings of $8,609,000 were available pursuant to the facility at March 31, 2004. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the quarterly measurement dates through December 31, 2004.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at March 31, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2004, $1,810,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $428,000 and $444,000 for the three months ended March 31, 2004 and 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 5 – Pension Plans

The Company maintains a non-contributory tax qualified defined benefit plan. All of DVD’s full time employees are eligible to participate in the pension plan. Benefits provided by the Dover Motorsports, Inc. pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three months ended March 31,
	2004	2003
Service cost	$61,000	$57,000
Interest cost	60,000	53,000
Expected return on plan assets	(61,000)	(43,000)
Recognized net actuarial loss	20,000	22,000
Net amortization	6,000	6,000

	$86,000	$95,000

The Company contributed $275,000 to its pension plans during the three months ended March 31, 2004 and expects to contribute a total of approximately $490,000 to its pension plans in 2004.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$1,656,000	$2,344,000	$127,783,000	$5,999,000	$(410,000)
Net loss	—	—	—	(3,186,000)	—
Dividends paid, $0.01 per share	—	—	—	(400,000)	—
Conversion of Class A common stock to common stock	6,000	(6,000)	—	—	—

Balance at March 31, 2004	$1,662,000	$2,338,000	$127,783,000	$2,413,000	$(410,000)

On April 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on June 10, 2004 to shareholders of record at the close of business on May 10, 2004.

The Company has a 1996 stock option plan (the “1996 Plan”) which provides for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,429,560 shares of common stock are outstanding under the 1996 Plan as of March 31, 2004. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan. As noted in Part II, Item 4 of this Quarterly Report on Form 10-Q, a 2004 Stock Incentive Plan was recently adopted by the Company’s Board of Directors and approved by the Company’s stockholders at the April 28, 2004 annual meeting of stockholders which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock.

NOTE 7 – Related Party Transactions

During the three months ended March 31, 2004 and 2003, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $256,000 and $421,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space. Additionally, DVD allocated costs of $29,000 to Gaming for the three months ended March 31, 2004. The allocations were based on an analysis of each company’s share of the costs. As of March 31, 2004, DVD’s consolidated balance sheet includes a $3,000 payable to Gaming for the aforementioned costs and for other payments made by Gaming on DVD’s behalf. DVD has since settled the payable in the second quarter of 2004. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 8 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at March 31, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of March 31, 2004 and December 31, 2003, $1,695,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Revenues were $1,160,000 in the first quarter of 2004 as compared to $3,967,000 in the first quarter of 2003. No major motorsports events were held during the first quarter of 2004, whereas the Company promoted the Grand Prix of St. Petersburg event in the first quarter of 2003, which had revenue of $2,947,000. Revenue from the Company’s weekly and other events and track rentals increased 24% over the same period in 2003.

Operating and marketing expenses decreased by $4,145,000, primarily as a result of the Company’s decision not to promote the St. Petersburg event in 2004.

General and administrative expenses increased by $82,000 to $3,693,000 from $3,611,000 in the first quarter of 2003, primarily due to an increase in professional fees, including audit and legal services. General and administrative expenses included $253,000 of costs from offices that have since been closed in St. Petersburg and Denver.

Depreciation and amortization expense decreased by $234,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $109,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facilities in the first quarter of 2004 as compared to the first quarter of 2003.

The Company’s effective income tax rates for the first quarter ended March 31, 2004 and 2003 were 62.0% and 50.0%, respectively. The increase in the effective tax rate from the comparable period in the prior year is principally due to an increase in state income tax expense attributable to valuation allowances established on state net operating losses.

The Company reported a net loss of $3,186,000 in the first quarter of 2004 as compared to $4,993,000 in the first quarter of 2003. The $1,807,000 decrease in net loss resulted primarily from the improvement in operations principally due to the cancellation of the Grand Prix of St. Petersburg event, the increase in revenues from our weekly and other events and track rentals and the increase in the Company’s income tax benefit.

Liquidity and Capital Resources

Net cash provided by operating activities was $8,712,000 for the three months ended March 31, 2004 as compared to $12,819,000 for the three months ended March 31, 2003. The decrease in 2004 as compared to 2003 was primarily due to the timing of payments to vendors, the timing of invoicing to and receipts from customers and a decrease in the federal income tax refund received in the first quarter of 2004 as compared to the first quarter of 2003. Offsetting these decreases was a reduction in the net loss before depreciation and amortization from $2,147,000 in the first quarter of 2003 to $696,000 in the first quarter of 2004 and an increase in deferred revenue primarily from greater advance ticket and sponsorship sales to our events at Dover International Speedway as compared to the same period in the prior year.

Net cash provided by investing activities was $824,000 for the three months ended March 31, 2004 as compared to net cash used in investing activities of $56,000 for the three months ended March 31, 2003. The change was primarily due to the reduction in capital expenditures and the decrease in the Company’s restricted cash balance.

Net cash used in financing activities was $8,548,000 for the three months ended March 31, 2004 as compared to $10,982,000 for the three months ended March 31, 2003. Net cash used in 2004 and 2003 primarily related to repayments of borrowings under the Company’s revolving credit agreements and long-term debt. Additionally, the Company paid $400,000 in regular quarterly cash dividends for the three months ended March 31, 2004 as compared to $398,000 for the three months ended March 31, 2003.

The Company has a new $70,000,000 revolving credit agreement that expires February 19, 2007. The facility, which replaced its previous revolving credit facility effective February 19, 2004, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the funded debt to EBITDA ratio. Provisions of the credit facility reduce it to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005, and to $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $35,980,000 outstanding under the facility at March 31, 2004, at a weighted average interest rate of 5.66%. After consideration of stand-by letters of credit outstanding, borrowings of $8,609,000 were available pursuant to the facility at March 31, 2004. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the quarterly measurement dates through December 31, 2004.

The Company expects to make additional capital expenditures of approximately $4,000,000-$5,000,000 through 2004. These expenditures primarily relate to improvements at our fixed facilities. Additionally, the Company expects to contribute approximately $490,000 to its pension plans in 2004, of which $275,000 was contributed in the first quarter of 2004. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Board of Directors may declare. The Company expects cash flows from operating activities and funds available from its credit facility to also provide for long-term liquidity.

On April 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on June 10, 2004 to shareholders of record at the close of business on May 10, 2004.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at March 31, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of March 31, 2004 and December 31, 2003, $1,695,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at March 31, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2004, $1,810,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $428,000 and $444,000 for the three months ended March 31, 2004 and 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Goodwill

The Company has made acquisitions in the past that included goodwill. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows.

The Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At March 31, 2004, the remaining balance of goodwill is $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which promotes a CART-sanctioned event, any material adverse events impacting CART could cause additional impairment losses to be recorded in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased $209,000 in the first quarter of 2004, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

Accrued Pension Cost

The benefits provided by the Company’s defined benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of FASB Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Accounts Receivable Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer profitability or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment when an event occurs that indicates an impairment may exist.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL, CART and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Long Beach Event Depends On City Permits And Good Relationships With City Officials

In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for thirty years, there can be no assurance that this event will continue to be held or be successful. Our ability to conduct the Grand Prix of Long Beach requires that we maintain excellent relationships with the host city and its officials.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,000,000 was outstanding on March 31, 2004, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2004 and December 31, 2003, $1,695,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made under a $25,419,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.3%, of our total assets as of March 31, 2004, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at March 31, 2004. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $35,980,000 at March 31, 2004 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at March 31, 2004 would cause a change in total annual interest costs of $360,000.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,000,000 was outstanding at March 31, 2004. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

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

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2.	Changes In Securities, Use Of Proceeds And Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 28, 2004, Melvin L. Joseph, John W. Rollins, Jr. and Eugene W. Weaver were re-elected as directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, R. Randall Rollins and Henry B. Tippie.

The Company’s stockholders also voted to approve our 2004 Stock Incentive Plan that provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of Melvin L. Joseph	249,310,193	—	66,428	1,003,127
Election of John W. Rollins, Jr.	249,318,223	—	58,398	1,003,127
Election of Eugene W. Weaver	249,339,382	—	37,239	1,003,127
Approval of 2004 Stock Incentive Plan	242,978,399	1,618,399	32,345	5,750,605

Item 5.	Other Information

None.

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits

10.15	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2004 NEXTEL Cup Series event

10.16	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2004 NEXTEL Cup Series event

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on January 29, 2004 announcing that it had issued a press release on the same date regarding its fourth quarter and year-end 2003 financial results.

The Company filed a Form 8-K on March 5, 2004 announcing that its wholly owned subsidiary, Grand Prix, reached an agreement with Centrix Financial, LLC (“Centrix”) to assign its rights relative to the organization and promotion of the Grand Prix of the Denver event to Centrix subject to certain conditions and approvals.

The Company filed a Form 8-K on March 22, 2004 announcing that the previously announced agreement between its wholly owned subsidiary, Grand Prix, and Centrix to transfer to Centrix certain assets and rights that Grand Prix has relative to the organization and promotion of the Grand Prix of Denver was terminated by Centrix.

The Company filed a Form 8-K on March 26, 2004 announcing that its wholly owned subsidiary, Grand Prix, has reached an agreement with OWRS to transfer to OWRS certain assets and rights that Grand Prix has relative to the organization and promotion of the Grand Prix of Denver, subject to certain conditions and approvals.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 6, 2004

Dover Motorsports, Inc. Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance
and Chief Financial Officer