Form 10-Q
period 2004-06-30
DOVER MOTORSPORTS INC
filed 2004-08-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,806,898 shares
Class A Common Stock -	23,296,185 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Admissions	$20,429	$20,021	$20,517	$21,662
Event-related revenue	17,835	17,324	18,373	19,171
Broadcasting revenue	12,514	10,386	12,514	10,386
Other revenue	110	118	644	597

	50,888	47,849	52,048	51,816

Expenses:
Operating and marketing	31,203	29,483	33,528	35,953
General and administrative	3,716	4,137	7,409	7,748
Depreciation and amortization	2,404	2,698	4,796	5,324

	37,323	36,318	45,733	49,025

Operating earnings	13,565	11,531	6,315	2,791

Interest income	482	3	484	6

Interest expense	(954)	(1,488)	(2,093)	(2,737)

Earnings before income taxes	13,093	10,046	4,706	60

Income taxes	7,930	5,023	2,729	30

Net earnings	$5,163	$5,023	$1,977	$30

Net earnings per common share:
Basic	$0.13	$0.13	$0.05	$—

Diluted	$0.13	$0.13	$0.05	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,587	$3,348
Accounts receivable	15,032	2,643
Inventories	311	259
Prepaid expenses and other	4,347	1,691
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	96
Income taxes receivable	—	5,819
Deferred income taxes	331	548

Total current assets	24,608	14,404

Property and equipment, net	226,565	229,603
Restricted cash	1,857	3,433
Other assets, net	1,515	1,434
Deferred income taxes	90	90
Goodwill	8,521	8,521

Total assets	$263,156	$257,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,518	$3,333
Accrued liabilities	6,320	4,587
Payable to Dover Downs Gaming & Entertainment, Inc.	22	—
Income taxes payable	105	—
Current portion of long-term debt	805	745
Deferred revenue	18,861	11,304

Total current liabilities	33,631	19,969

Notes payable to banks	30,600	43,045
Long-term debt	17,683	18,487
Other liabilities	64	85
Deferred income taxes	42,617	38,527

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; issued and outstanding: June 30, 2004-16,806,898 shares; December 31, 2003-16,557,898 shares	1,681	1,656
Class A common stock, $0.10 par value; 55,000,000 shares authorized; issued and outstanding: June 30, 2004-23,296,185 shares; December 31, 2003-23,436,185 shares	2,330	2,344
Additional paid-in capital	128,225	127,783
Retained earnings	7,175	5,999
Accumulated other comprehensive loss	(410)	(410)
Deferred compensation	(440)	—

Total stockholders’ equity	138,561	137,372

Total liabilities and stockholders’ equity	$263,156	$257,485

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net earnings	$1,977	$30
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,796	5,324
Amortization and write-off of credit facility fees	154	743
Amortization of deferred compensation	13	—
Tax benefit of options exercised	—	533
Deferred income taxes	1,786	3,220
Changes in assets and liabilities:
Accounts receivable	(12,389)	(8,384)
Inventories	(52)	(255)
Prepaid expenses and other	(2,616)	(1,048)
Accounts payable	4,185	591
Accrued liabilities	1,733	1,777
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	118	(155)
Income taxes payable/receivable	8,445	1,730
Deferred revenue	7,557	7,085
Other liabilities	(21)	(22)

Net cash provided by operating activities	15,686	11,169

Investing activities:
Capital expenditures	(1,715)	(2,604)
Restricted cash	1,576	1,727
Other	—	70

Net cash used in investing activities	(139)	(807)

Financing activities:
Borrowings from revolving debt agreement	55,520	23,050
Repayments on revolving debt agreement	(67,965)	(31,105)
Repayments of long-term debt	(744)	(683)
Proceeds from stock options exercised	—	132
Credit facility origination and amendment fees	(318)	(245)
Dividends paid	(801)	(798)

Net cash used in financing activities	(14,308)	(9,649)

Net increase in cash and cash equivalents	1,239	713
Cash and cash equivalents, beginning of period	3,348	1,485

Cash and cash equivalents, end of period	$4,587	$2,198

Supplemental information:
Interest paid	$1,800	$2,081

Income taxes paid, net of (refunds)	$(7,504)	$(6,141)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2004. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to the seasonal nature of the Company’s business.

NOTE 2 - Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and are scheduled to promote 16 major events during 2004 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”), the National Hot Rod Association (“NHRA”) and the Champ Car World Series (“CCWS”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

On March 25, 2004, the Company’s wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), reached an agreement with CCWS (f/k/a Open Wheel Racing Series, LLC), the successor to Championship Auto Racing Teams, Inc. (“CART”), to transfer to CCWS certain assets and rights that Grand Prix had relative to the organization and promotion of the Grand Prix of Denver. Grand Prix had a multi-year agreement with the City of Denver pursuant to which it was entitled to stage an annual auto racing event in and around the PepsiCenter in Denver. Grand Prix assigned to CCWS its rights in this agreement and the City consented to the assignment.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue recognition—The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related revenue” includes amounts received from sponsorship fees, which includes tickets provided to sponsors; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting revenue” includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other revenue” includes revenues from the Company’s grandstand rental business and other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $955,000 of total revenues for the three and six months ended June 30, 2004, and $931,000 and $1,386,000 of total revenues for the three and six months ended June 30, 2003, respectively.

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

Advertising expenses were $1,885,000 and $1,896,000, for the three and six months ended June 30, 2004, and $1,799,000 and $2,555,000 for the three and six months ended June 30, 2003, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic EPS	39,994,000	39,891,000	39,994,000	39,813,000
Effect of dilutive securities	37,000	69,000	20,000	112,000

Diluted EPS	40,031,000	39,960,000	40,014,000	39,925,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and six months ended June 30, 2004, options to purchase approximately 1,180,000 and 1,305,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and six months ended June 30, 2003, options to purchase approximately 1,507,000 and 1,411,000 shares of common stock, respectively, were excluded from the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the three and six-month periods ended June 30, 2004 and 2003. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$5,163,000	$5,023,000	$1,977,000	$30,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	5,000	—	5,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(161,000)	(175,000)	(323,000)	(349,000)

Pro forma net earnings	$5,007,000	$4,848,000	$1,659,000	$(319,000)

Net earnings per common share:
Basic – as reported	$0.13	$0.13	$0.05	$—
Basic – pro forma	$0.13	$0.12	$0.04	$(0.01)

Diluted – as reported	$0.13	$0.13	$0.05	$—
Diluted – pro forma	$0.13	$0.12	$0.04	$(0.01)

Use of estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net earnings.

NOTE 4 – Indebtedness

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Notes payable to banks	$30,600,000	$43,045,000
SWIDA bonds	18,488,000	19,232,000

	49,088,000	62,277,000
Less current portion	(805,000)	(745,000)

	$48,283,000	$61,532,000

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

Provisions of the credit facility reduce the commitment to $67,000,000 on November 1, 2004, $64,000,000 on November 1, 2005, and $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2004, the

Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $30,600,000 outstanding under the facility at June 30, 2004, at a weighted average interest rate of 4.92%. After consideration of stand-by letters of credit outstanding, borrowings of $13,981,000 were available pursuant to the facility at June 30, 2004. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the quarterly measurement dates through December 31, 2004.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at June 30, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2004, $1,857,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $423,000 and $851,000 for the three and six months ended June 30, 2004, and $439,000 and $883,000 for the three and six months ended June 30, 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 5 – Pension Plans

The Company maintains a non-contributory tax qualified defined benefit pension plan. All of DVD’s full time employees are eligible to participate in the plan. Benefits provided by the Dover Motorsports, Inc. pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$61,000	$57,000	$122,000	$114,000
Interest cost	60,000	53,000	120,000	106,000
Expected return on plan assets	(61,000)	(43,000)	(122,000)	(86,000)
Recognized net actuarial loss	20,000	22,000	40,000	44,000
Net amortization	6,000	6,000	12,000	12,000

	$86,000	$95,000	$172,000	$190,000

The Company expects to contribute approximately $490,000 to its pension plans in 2004, of which $65,000 and $340,000 was contributed to its pension plans during the three and six months ended June 30, 2004, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at Dec. 31, 2003	$1,656,000	$2,344,000	$127,783,000	$5,999,000	$(410,000)	$—
Net earnings	—	—	—	1,977,000	—	—
Dividends paid, $0.02 per share	—	—	—	(801,000)	—	—
Issuance of restricted stock	11,000	—	442,000	—	—	(453,000)
Amortization of deferred compensation	—	—	—	—	—	13,000
Conversion of Class A common stock to common stock	14,000	(14,000)	—	—	—	—

Balance at June 30, 2004	$1,681,000	$2,330,000	$128,225,000	$7,175,000	$(410,000)	$(440,000)

On July 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on September 10, 2004 to shareholders of record at the close of business on August 10, 2004.

The Company has a 1996 stock option plan (the “1996 Plan”) which provides for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,388,000 shares of common stock are outstanding under the 1996 Plan as of June 30, 2004. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the three and six months ended June 30, 2004, the Company issued 109,000 shares of restricted stock to certain officers and key employees. The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of June 30, 2004, there were 1,391,000 shares available for granting options or stock awards under the 2004 Plan.

NOTE 7 - Related Party Transactions

During the three and six months ended June 30, 2004 and 2003, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $337,000 and $593,000, and $441,000 and $862,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space. Additionally, DVD allocated costs of $33,000 and $62,000, respectively, to Gaming for the three and six months ended June 30, 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s June 2004 and 2003 NASCAR event weekends, Gaming provided certain catering services for which the Company was invoiced $445,000 and $343,000, respectively. The Company invoiced Gaming $131,000 and $115,000, respectively, for tickets purchased and other services related to the 2004 and 2003 events. As of June 30, 2004, DVD’s consolidated balance sheet includes a $22,000 payable to Gaming for the aforementioned costs and for other payments made by Gaming on DVD’s behalf. DVD has since settled the payable in the third quarter of 2004. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 8 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at June 30, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of June 30, 2004 and December 31, 2003, $1,692,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If the Company fails to maintain the letter of credit that secures the bonds or allows an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

During the three months ended June 30, 2004, the Company entered into employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $5,307,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

We classify our revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related revenue” includes amounts received from sponsorship fees, which includes tickets provided to sponsors; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting revenue” includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other revenue” includes revenues from the Company’s grandstand rental business and other miscellaneous revenues.

Our expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, labor, advertising, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Admissions revenue increased from $20,021,000 in the second quarter of 2003 to $20,429,000 in the second quarter of 2004, primarily due to an increase in attendance at the Company’s June NASCAR event weekend at Dover International Speedway and the Busch Series event at Gateway International Raceway, which more than offset a decrease in attendance at the Grand Prix of Long Beach event.

Event-related revenue was $17,835,000 in the second quarter of 2004 as compared to $17,324,000 in the second quarter of 2003. The $511,000 increase was primarily due to an increase in hospitality tent rentals and catering, concessions sales and vendor commissions for the right to sell concessions, and sponsorship fees at the Company’s June NASCAR event weekend at Dover International Speedway.

Broadcasting revenue was $12,514,000 in the second quarter of 2004 as compared to $10,386,000 in the second quarter of 2003. The $2,128,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s June NASCAR event weekend at Dover International Speedway.

Other revenue remained consistent between the second quarter of 2004 and 2003 at $110,000 and $118,000, respectively.

Operating and marketing expenses increased by $1,720,000, reflecting the higher revenues. An increase of $956,000 in sanction fees and purse expenses represented the single largest increase in operating and marketing expenses.

General and administrative expenses decreased by $421,000 to $3,716,000 from $4,137,000 in the second quarter of 2003. The second quarter of 2003 included $355,000 related to the settlement of a legal claim at Gateway International Raceway. Additionally, general and administrative expenses from the St. Petersburg and Denver offices, which were closed in April 2004, decreased $197,000 during the second quarter of 2004 as compared to the second quarter of 2003. Partially offsetting these decreases were higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense decreased by $294,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $1,013,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facilities and lower bank fees in the second quarter of 2004 as compared to the second quarter of 2003 and the receipt in May 2004 of $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years.

The Company’s effective income tax rates for the second quarter ended June 30, 2004 and 2003 were 60.6% and 50.0%, respectively. The increase in the effective tax rate from the comparable period in the prior year is principally due to an increase in state income tax expense attributable to valuation allowances established on state net operating losses.

The Company reported net earnings of $5,163,000 in the second quarter of 2004 as compared to $5,023,000 in the second quarter of 2003. The $140,000 increase resulted primarily from the improvement in operations principally due to the increase in revenues related to the Company’s June NASCAR event weekend at Dover International Speedway and the aforementioned decreases in general and administrative, depreciation and net interest expenses.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Admissions revenue decreased from $21,662,000 in the first six months of 2003 to $20,517,000 in the first six months of 2004. The decrease resulted from the Company’s decision not to promote the Grand Prix of St. Petersburg event in the first quarter of 2004 which had admissions revenue of $1,569,000 in the first quarter of 2003 and a decrease in attendance at the Grand Prix of Long Beach event. These decreases were partially offset by an increase in attendance at the Company’s June NASCAR event weekend at Dover International Speedway and the Busch Series event at Gateway International Raceway.

Event-related revenue was $18,373,000 in the first six months of 2004 as compared to $19,171,000 in the first six months of 2003. The decrease resulted from the Company’s decision not to promote the Grand Prix of St. Petersburg event in the first quarter of 2004 which had event-related revenue of $1,378,000 in the first quarter of 2003. This decrease was partially offset by an increase in hospitality tent rentals and catering, concessions sales and vendor commissions for the right to sell concessions, and sponsorship fees at the Company’s June NASCAR event weekend at Dover International Speedway.

Broadcasting revenue was $12,514,000 in the first six months of 2004 as compared to $10,386,000 in the first six months of 2003. The $2,128,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s June NASCAR event weekend at Dover International Speedway.

Other revenue was $644,000 in the first six months of 2004 as compared to $597,000 in the first six months of 2003. The increase primarily relates to additional revenues from the Company’s grandstand rental business.

Operating and marketing expenses decreased by $2,425,000, primarily as a result of the Company’s decision not to promote the St. Petersburg event in 2004, which had operating and marketing expenses of $4,157,000 in the first six months of 2003, partially offset by an increase in sanction fees and purse expenses.

General and administrative expenses decreased by $339,000 to $7,409,000 from $7,748,000 in the first six months of 2003. The first six months of 2003 included $355,000 related to the settlement of a legal claim at Gateway International Raceway. Additionally, general and administrative expenses from the St. Petersburg and Denver offices, which were closed in April 2004, decreased $277,000 during the first six months of 2004 as compared to the first six months of 2003. Partially offsetting these decreases were higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense decreased by $528,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $1,122,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facilities in the first six months of 2004 as compared to the first six months of 2003 and the receipt in May 2004 of $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years.

The Company’s effective income tax rates for the six months ended June 30, 2004 and 2003 were 58.0% and 50.0%, respectively. The increase in the effective tax rate from the comparable period in the prior year is principally due to an increase in state income tax expense attributable to valuation allowances established on state net operating losses.

The Company reported net earnings of $1,977,000 in the first six months of 2004 as compared to $30,000 in the first six months of 2003. The $1,947,000 increase resulted primarily from the improvement in operations principally due to the increase in revenues related to the Company’s June NASCAR event weekend at Dover International Speedway, the Company’s decision not to promote the Grand Prix of St. Petersburg event in 2004, and the aforementioned decreases in general and administrative, depreciation and net interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,686,000 for the six months ended June 30, 2004 as compared to $11,169,000 for the six months ended June 30, 2003. The increase in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to the improvement in net earnings before depreciation and amortization from $6,097,000 to $6,940,000, the timing of certain income tax refunds and payments and payments to vendors and greater advance ticket and sponsorship sales to our September event at Dover International Speedway as compared to the same period in the prior year. Offsetting these increases was the impact of the timing of invoicing to and receipts from customers.

Net cash used in investing activities was $139,000 for the six months ended June 30, 2004 as compared to $807,000 for the six months ended June 30, 2003. The change was primarily due to a reduction in capital expenditures.

Net cash used in financing activities was $14,308,000 for the six months ended June 30, 2004 as compared to $9,649,000 for the six months ended June 30, 2003. Net cash used in 2004 and 2003 primarily related to repayments of borrowings under the Company’s revolving credit agreements and long-term debt. Additionally, the Company paid $801,000 in regular quarterly cash dividends for the six months ended June 30, 2004 as compared to $798,000 for the six months ended June 30, 2003.

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. The facility, which replaced its previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the funded debt to EBITDA ratio. Based on the level of indebtedness at June 30, 2004 and on the operating results for the quarter ended June 30, 2004, the leverage ratio was 3.18 which indicates that the margin over LIBOR, the option chosen by the Company, will decrease by 75 basis points in the third quarter.

Provisions of the credit facility reduce the commitment to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005, and to $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $30,600,000 outstanding under the facility at June 30, 2004, at a weighted average interest rate of 4.92%. After consideration of stand-by letters of credit outstanding, borrowings of $13,981,000 were available pursuant to the facility at June 30, 2004. Based on operating results to date and expected results for the remainder of the year, the Company expects to be in compliance with the covenants at the quarterly measurement dates through December 31, 2004.

The Company expects to make additional capital expenditures of approximately $2,500,000-$3,000,000 through 2004. These expenditures primarily relate to improvements at our fixed facilities. Additionally, the Company expects to contribute approximately $490,000 to its pension plans in 2004, of which $340,000 was contributed in the first six months of 2004. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Board of Directors may declare. The Company expects cash flows from operating activities and funds available from its credit facility to also provide for long-term liquidity.

On July 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on September 10, 2004 to shareholders of record at the close of business on August 10, 2004.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $25,000,000 was outstanding at June 30, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $25,419,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of June 30, 2004 and December 31, 2003, $1,692,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at June 30, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2004, $1,857,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $423,000 and $851,000 for the three and six months ended June 30, 2004, and $439,000 and $883,000 for the three and six months ended June 30, 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in

Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At June 30, 2004, the remaining balance of goodwill is $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which promotes a CCWS-sanctioned event, any material adverse events impacting CCWS could cause additional impairment losses to be recorded in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased $157,000 in the second quarter of 2004, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL, NHRA and CCWS. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

During 2003, the Company’s operating results and cash flows were negatively impacted by the uncertainties surrounding CART. CART filed for bankruptcy in 2003 and in early 2004, various assets of CART were transferred to CCWS (f/k/a Open Wheel Racing Series, LLC), including our sanction agreement with CART relative to the Grand Prix of Long Beach event. CCWS is a newly formed private entity and its ability to successfully continue the Champ Car series cannot be predicted at this time.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,000,000 was outstanding on June 30, 2004, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2004 and December 31, 2003, $1,692,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During 2003, $1,593,000 was paid by the Company into the sales and incremental property tax fund and $1,603,000 was deducted from the fund for debt and interest service. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made under a $25,419,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.2%, of our total assets as of June 30,

2004, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at June 30, 2004. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $30,600,000 at June 30, 2004 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2004 would cause a change in total annual interest costs of $306,000.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $25,000,000 was outstanding at June 30, 2004. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

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

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

10.1	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Patrick J. Bagley dated June 16, 2004.

10.2	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated June 16, 2004.

10.3	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Melvin L. Joseph dated June 16, 2004.

10.4	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated June 16, 2004.

10.5	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Jerome T. Miraglia dated June 16, 2004.

10.6	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004.

10.7	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated June 16, 2004.

10.8	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished a Form 8-K on April 28, 2004 announcing that it had issued a press release on the same date reporting that the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share.

The Company furnished a Form 8-K on April 29, 2004 announcing that it had issued a press release on the same date regarding its first quarter 2004 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 6, 2004	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance
and Chief Financial Officer