Form 10-Q
period 2004-09-30
DOVER MOTORSPORTS INC
filed 2004-11-03
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 31, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,875,426 shares
Class A Common Stock -	23,296,185 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Admissions	$15,790	$16,738	$36,307	$38,400
Event-related revenue	12,468	13,905	30,841	33,076
Broadcasting revenue	9,133	7,417	21,647	17,803
Other revenue	1,011	147	1,655	744

	38,402	38,207	90,450	90,023

Expenses:
Operating and marketing	20,687	24,686	54,215	60,639
General and administrative	3,907	3,521	11,316	11,269
Depreciation and amortization	2,415	2,698	7,211	8,022

	27,009	30,905	72,742	79,930

Operating earnings	11,393	7,302	17,708	10,093

Interest income	1	155	485	161
Interest expense	(1,009)	(1,186)	(3,102)	(3,923)

Earnings before income taxes	10,385	6,271	15,091	6,331

Income taxes	6,249	1,806	8,978	1,836

Net earnings	$4,136	$4,465	$6,113	$4,495

Net earnings per common share:
Basic	$0.10	$0.11	$0.15	$0.11

Diluted	$0.10	$0.11	$0.15	$0.11

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$857	$3,348
Accounts receivable	10,367	2,643
Inventories	255	259
Prepaid expenses and other	1,810	1,691
Receivable from Dover Downs Gaming & Entertainment, Inc.	105	96
Income taxes receivable	—	5,819
Deferred income taxes	501	548

Total current assets	13,895	14,404

Property and equipment, net	225,191	229,603
Restricted cash	3,568	3,433
Other assets, net	1,390	1,434
Deferred income taxes	46	90
Goodwill	8,521	8,521

Total assets	$252,611	$257,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723	$3,333
Accrued liabilities	6,716	4,587
Income taxes payable	1,049	—
Current portion of long-term debt	805	745
Deferred revenue	6,412	11,304

Total current liabilities	16,705	19,969

Notes payable to banks	27,800	43,045
Long-term debt	17,683	18,487
Other liabilities	64	85
Deferred income taxes	47,773	38,527

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; issued and outstanding: September 30, 2004-16,875,426 shares; December 31, 2003-16,557,898 shares	1,688	1,656
Class A common stock, $0.10 par value; 55,000,000 shares authorized; issued and outstanding: September 30, 2004-23,296,185 shares; December 31, 2003-23,436,185 shares	2,330	2,344
Additional paid-in capital	128,483	127,783
Retained earnings	10,909	5,999
Accumulated other comprehensive loss	(403)	(410)
Deferred compensation	(421)	—

Total stockholders’ equity	142,586	137,372

Total liabilities and stockholders’ equity	$252,611	$257,485

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net earnings	$6,113	$4,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,211	8,022
Amortization and write-off of credit facility fees	220	928
Amortization of deferred compensation	32	—
Tax benefit of options exercised	6	526
Deferred income taxes	6,835	4,275
Changes in assets and liabilities:
Accounts receivable	(7,724)	(5,853)
Inventories	4	(206)
Prepaid expenses and other	(27)	2,010
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(9)	(582)
Accounts payable	(1,610)	1,319
Accrued liabilities	2,129	1,547
Income taxes payable/receivable	9,377	2,617
Deferred revenue	(4,892)	(4,411)
Other liabilities	(21)	(22)

Net cash provided by operating activities	17,644	14,665

Investing activities:
Capital expenditures	(2,735)	(2,865)
Restricted cash	(135)	(626)
Other	—	70

Net cash used in investing activities	(2,870)	(3,421)

Financing activities:
Borrowings from notes payable to banks	66,645	38,825
Repayments on notes payable to banks	(81,890)	(47,800)
Repayments of long-term debt	(744)	(683)
Proceeds from stock options exercised	259	132
Credit facility origination and amendment fees	(332)	(470)
Dividends paid	(1,203)	(1,198)

Net cash used in financing activities	(17,265)	(11,194)

Net (decrease) increase in cash and cash equivalents	(2,491)	50
Cash and cash equivalents, beginning of period	3,348	1,485

Cash and cash equivalents, end of period	$857	$1,535

Supplemental information:
Interest paid	$3,149	$3,660

Income tax refunds, net of payments	$(7,242)	$(5,916)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2004. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to the seasonal nature of the Company’s business.

NOTE 2 - Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during 2004 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”), the National Hot Rod Association (“NHRA”) and the Champ Car World Series (“CCWS”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $567,000 and $1,522,000 of total revenues for the three and nine months ended September 30, 2004, respectively, and $617,000 and $2,003,000 of total revenues for the three and nine months ended September 30, 2003, respectively.

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

Advertising expenses were $1,064,000 and $2,960,000, for the three and nine months ended September 30, 2004, and $1,621,000 and $4,176,000 for the three and nine months ended September 30, 2003, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS	40,037,000	39,935,000	40,008,000	39,854,000
Effect of dilutive securities	15,000	82,000	19,000	114,000

Diluted EPS	40,052,000	40,017,000	40,027,000	39,968,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and nine months ended September 30, 2004, options to purchase approximately 1,180,000 and 1,199,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and nine months ended September 30, 2003, options to purchase approximately 1,222,000 and 1,445,000 shares of common stock, respectively, were excluded from the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the three and nine-month periods ended September 30, 2004 and 2003. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$4,136,000	$4,465,000	$6,113,000	$4,495,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	8,000	—	13,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(157,000)	(168,000)	(480,000)	(517,000)

Pro forma net earnings	$3,987,000	$4,297,000	$5,646,000	$3,978,000

Net earnings per common share:
Basic – as reported	$0.10	$0.11	$0.15	$0.11
Basic – pro forma	$0.10	$0.11	$0.14	$0.10

Diluted – as reported	$0.10	$0.11	$0.15	$0.11
Diluted – pro forma	$0.10	$0.11	$0.14	$0.10

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $54,214,000 and $47,119,000 as of September 30, 2004 and December 31, 2003, respectively.

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

NOTE 4 – Indebtedness

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003

Notes payable to banks	$27,800,000	$43,045,000
SWIDA bonds	18,488,000	19,232,000

	46,288,000	62,277,000
Less current portion	(805,000)	(745,000)

	$45,483,000	$61,532,000

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. The facility, which replaced its previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization ratio (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio.

Provisions of the credit facility reduce the commitment to $67,000,000 on November 1, 2004, $64,000,000 on November 1, 2005, and $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At September 30, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $27,800,000 outstanding under the facility at September 30, 2004, at a weighted average interest rate of 4.73%. After consideration of stand-by letters of credit outstanding, borrowings of $17,289,000 were available pursuant to the facility at September 30, 2004 ($18,389,000 effective November 1, 2004, reflecting both the decrease in the total commitment and net repayments through that date). Based on operating results to date and expected future results, the Company expects to be in compliance with the covenants at the quarterly measurement dates through the next twelve months.

In 1996, the Company’s wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at September 30, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2004, $3,568,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $423,000 and $1,274,000 for the three and nine months ended September 30, 2004, and $439,000 and $1,322,000 for the three and nine months ended September 30, 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$95,000	$57,000	$217,000	$171,000
Interest cost	66,000	53,000	186,000	159,000
Expected return on plan assets	(60,000)	(43,000)	(182,000)	(129,000)
Recognized net actuarial loss	29,000	22,000	69,000	66,000
Net amortization	5,000	6,000	17,000	18,000

	$135,000	$95,000	$307,000	$285,000

The Company expects to contribute $580,000 to its pension plans in 2004, of which $240,000 and $580,000 was contributed during the three and nine months ended September 30, 2004, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at Dec. 31, 2003	$1,656,000	$2,344,000	$127,783,000	$5,999,000	$(410,000)	$—
Net earnings	—	—	—	6,113,000	—	—
Dividends paid, $0.03 per share	—	—	—	(1,203,000)	—	—
Proceeds from stock options exercised	7,000	—	252,000	—	—	—
Tax benefit of exercised stock options	—	—	6,000	—	—	—
Issuance of restricted stock awards	11,000	—	442,000	—	—	(453,000)
Amortization of deferred compensation	—	—	—	—	—	32,000
Adjusted tax effect of change in minimum pension liability	—	—	—	—	7,000	—
Conversion of Class A common stock to common stock	14,000	(14,000)	—	—	—	—

Balance at Sept. 30, 2004	$1,688,000	$2,330,000	$128,483,000	$10,909,000	$(403,000)	$(421,000)

On October 27, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on December 10, 2004 to shareholders of record at the close of business on November 10, 2004.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of September 30, 2004, there have been no repurchases of outstanding common stock pursuant to the authorization.

The Company has a 1996 stock option plan (the “1996 Plan”) which provides for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,210,000 shares of common stock are outstanding under the 1996 Plan as of September 30, 2004. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the nine months ended September 30, 2004, the Company issued 109,000 shares of restricted stock to certain officers and key employees. The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of September 30, 2004, there were 1,391,000 shares available for granting options or stock awards under the 2004 Plan.

NOTE 7 - Related Party Transactions

During the three and nine months ended September 30, 2004 and 2003, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $364,000 and $957,000, and $607,000 and $1,469,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space. Additionally, DVD allocated costs of $40,000 and $102,000, respectively, to Gaming for the three and nine months ended September 30, 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s NASCAR event weekends at Dover International Speedway, Gaming provided certain catering services for which the Company was invoiced $485,000 and $930,000, and $131,000 and $474,000, during the three and nine months ended September 30, 2004 and 2003, respectively. The Company invoiced Gaming $105,000 and $236,000, and $91,000 and $206,000, during the three and nine months ended September 30, 2004 and 2003, respectively, for tickets purchased and other services related to the Dover events. As of September 30, 2004, DVD’s consolidated balance sheet includes a $105,000 receivable from Gaming for the aforementioned items. DVD has since received payment on the receivable in the fourth quarter of 2004. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 8 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $24,500,000 was outstanding at September 30, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of September 30, 2004 and December 31, 2003, $1,060,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2004, $1,379,000 was paid by the Company into the sales and incremental property tax fund and $1,454,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If the Company fails to maintain the letter of credit that secures the bonds or allows an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $5,307,000.

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

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Admissions revenue was $15,790,000 in the third quarter of 2004 as compared to $16,738,000 in the third quarter of 2003. The decrease resulted from the Company’s decision not to promote the Grand Prix of Denver event and the IRL event at its Gateway International Raceway facility in 2004, which had admissions revenue of $1,372,000 in the third quarter of 2003. These decreases were partially offset by increases in admissions revenue at five of the six major events promoted by the Company in the third quarter of 2004 primarily from higher attendance.

Event-related revenue was $12,468,000 in the third quarter of 2004 as compared to $13,905,000 in the third quarter of 2003. The decrease resulted from the Company’s decision not to promote the Grand Prix of Denver event and the IRL event at its Gateway International Raceway facility in 2004, which had event-related revenue of $3,084,000 in the third quarter of 2003. These decreases were partially offset by increases in event-related revenue at all six major events promoted by the Company in the third quarter of 2004 primarily from corporate sponsorships, hospitality tent rentals and catering and concessions sales.

Broadcasting revenue was $9,133,000 in the third quarter of 2004 as compared to $7,417,000 in the third quarter of 2003. The $1,716,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s September NASCAR event weekend at Dover International Speedway.

Other revenue was $1,011,000 in the third quarter of 2004 as compared to $147,000 in the third quarter of 2003. The $864,000 increase primarily relates to additional revenues from the Company’s grandstand rental business.

Operating and marketing expenses decreased by $3,999,000. The decrease resulted from the Company’s decision not to promote the Grand Prix of Denver event and the IRL event at its Gateway International Raceway facility in 2004, which had expenses of $5,991,000 in the third quarter of 2003. These decreases were partially offset by an increase in sanction fees and purse expenses at all of the Company’s NASCAR-sanctioned events promoted in the third quarter of 2004 and an increase in expenses associated with the additional revenues from the Company’s grandstand rental business.

General and administrative expenses increased by $386,000 to $3,907,000 from $3,521,000 in the third quarter of 2003. Higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002 represented the largest increases in the third quarter of 2004. Additionally, general and administrative expenses for the third quarter of 2004 included a $267,000 judgment, which the Company is appealing, relating to a subcontractor’s claim that arose during the construction of the Company’s Nashville facility in 2000. Partially offsetting these increases was a decrease in expenses of $291,000 from the closure of the St. Petersburg and Denver offices, in April 2004.

Depreciation and amortization expense decreased by $283,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $23,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facilities and lower bank fees in the third quarter of 2004 as compared to the third quarter of 2003. Interest expense in the third quarter of 2004 included $115,000 for interest related to the judgment discussed above.

The Company’s effective income tax rates for the third quarter ended September 30, 2004 and 2003 were 60.2% and 28.8%, respectively. The increase in the effective tax rate from the comparable period in the prior year is principally due to an increase in state income tax expense attributable to valuation allowances established on state net operating losses.

The Company reported net earnings of $4,136,000 in the third quarter of 2004 as compared to $4,465,000 in the third quarter of 2003. The $329,000 decrease resulted primarily from the increase in the Company’s effective income tax rate and higher general and administrative expenses. These decreases were partially offset by the improvement in operations at five of the six major events promoted by the Company in the third quarter of 2004, the Company’s decision not to promote the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, and the decrease in depreciation expense.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Admissions revenue was $36,307,000 in the first nine months of 2004 as compared to $38,400,000 in the first nine months of 2003. The decrease resulted from the Company’s decision not to promote the Grand Prix of St. Petersburg event, the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, which had admissions revenue of $2,874,000 in the first nine months of 2003, and a decrease in attendance at the Grand Prix of Long Beach event. These decreases were partially offset by increases in admissions revenue at twelve of the fifteen major events promoted by the Company in the first nine months of 2004 primarily from higher attendance.

Event-related revenue was $30,841,000 in the first nine months of 2004 as compared to $33,076,000 in the first nine months of 2003. The decrease resulted from the Company’s decision not to promote the Grand Prix of St. Petersburg, the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, which had event-related revenue of $4,530,000 in the first nine months of 2003. These decreases were partially offset by increases in event-related revenue at thirteen of the fifteen major events promoted by the Company in the first nine months of 2004 primarily from corporate sponsorships, hospitality tent rentals and catering and concessions sales.

Broadcasting revenue was $21,647,000 in the first nine months of 2004 as compared to $17,803,000 in the first nine months of 2003. The $3,844,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s June and September NASCAR event weekends at Dover International Speedway.

Other revenue was $1,655,000 in the first nine months of 2004 as compared to $744,000 in the first nine months of 2003. The $911,000 increase primarily relates to additional revenues from the Company’s grandstand rental business.

Operating and marketing expenses decreased by $6,424,000, primarily as a result of the Company’s decision not to promote the St. Petersburg event, the Grand Prix of Denver event and the IRL event at its Gateway International Raceway facility in 2004, which had expenses of $10,140,000 in the first nine months of 2003. These decreases were partially offset by an increase in sanction fees and purse expenses at all of the Company’s NASCAR-sanctioned events promoted in the first nine months of 2004 and an increase in expenses associated with the additional revenues from the Company’s grandstand rental business.

General and administrative expenses increased by $47,000 to $11,316,000 from $11,269,000 in the first nine months of 2003. Higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002 represented the largest increases in the first nine months of 2004. Additionally, general and administrative expenses for the first nine months of 2004 included a $267,000 judgment, which the Company is appealing, relating to a subcontractor’s claim that arose during the construction of the Company’s Nashville facility in 2000. Partially offsetting these increases was a decrease in expenses of $568,000 from the closure of the St. Petersburg and Denver offices, in April 2004. The first nine months of 2003 also included $355,000 related to the settlement of a legal claim at Gateway International Raceway.

Depreciation and amortization expense decreased by $811,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $1,145,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facilities in the first nine months of 2004 as compared to the first nine months of 2003 and the receipt in May 2004 of $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. Interest expense in the first nine months of 2004 included $115,000 for interest related to the judgment discussed above.

The Company’s effective income tax rates for the nine months ended September 30, 2004 and 2003 were 59.5% and 29.0%, respectively. The increase in the effective tax rate from the comparable period in the prior year is principally due to an increase in state income tax expense attributable to valuation allowances established on state net operating losses.

The Company reported net earnings of $6,113,000 in the first nine months of 2004 as compared to $4,495,000 in the first nine months of 2003. The $1,618,000 increase resulted primarily from the improvement in operations at thirteen of the fifteen major events promoted by the Company in the first nine months of 2004, the Company’s decision not to promote the Grand Prix of St. Petersburg event, the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, and the aforementioned decreases in depreciation and net interest expenses. These increases were partially offset by the increase in the Company’s effective income tax rate.

Liquidity and Capital Resources

Net cash provided by operating activities was $17,644,000 for the nine months ended September 30, 2004 as compared to $14,665,000 for the nine months ended September 30, 2003. The increase in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to the increase in net earnings and the increase in income tax refunds received. Offsetting these increases was the impact of the timing of invoicing to and receipts from customers and the timing of payments to vendors.

Net cash used in investing activities was $2,870,000 for the nine months ended September 30, 2004 as compared to $3,421,000 for the nine months ended September 30, 2003. The decrease in net cash used in investing activities in 2004 was primarily due to the change in the Company’s restricted cash balance and a reduction in capital expenditures.

Net cash used in financing activities was $17,265,000 for the nine months ended September 30, 2004 as compared to $11,194,000 for the nine months ended September 30, 2003. The increase in net cash used in financing activities in 2004 was primarily due to higher net repayments of borrowings under the Company’s revolving credit agreement and long-term debt. Additionally, the Company paid $1,203,000 in regular quarterly cash dividends for the nine months ended September 30, 2004 as compared to $1,198,000 for the nine months ended September 30, 2003.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of September 30, 2004, there have been no repurchases of outstanding common stock pursuant to the authorization.

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a new $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. The facility, which replaced its previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization ratio (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio. At September 30, 2004 the leverage ratio was 2.32.

Provisions of the credit facility reduce the commitment to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005, and to $60,000,000 on November 1, 2006. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At September 30, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $27,800,000 outstanding under the facility at September 30, 2004, at a weighted average interest rate of 4.73%. After consideration of stand-by letters of credit outstanding, borrowings of $17,289,000 were available pursuant to the facility at September 30, 2004 ($18,389,000 effective November 1, 2004, reflecting both the decrease in the total commitment and net repayments through that date). Based on operating results to date and expected future results, the Company expects to be in compliance with the covenants at the quarterly measurement dates through the next twelve months.

The Company expects to make additional capital expenditures of approximately $1,500,000-$2,000,000 through 2004. These expenditures primarily relate to improvements at our fixed facilities. Additionally, the Company expects to contribute $580,000 to its pension plans in 2004, all of which was contributed in the first nine months of 2004. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Board of Directors may declare. The Company expects cash flows from operating activities and funds available from its credit facility to also provide for long-term liquidity.

On October 27, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on December 10, 2004 to shareholders of record at the close of business on November 10, 2004.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, of which $24,500,000 was outstanding at September 30, 2004, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway. Principal payments range from $400,000 in September 2002 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by several banks.

The Company believes that the sales taxes and incremental property taxes generated from the facility will satisfy the necessary debt service requirements of the bonds. As of September 30, 2004 and December 31, 2003, $1,060,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2004, $1,379,000 was paid by the Company into the sales and incremental property tax fund and $1,454,000 was deducted from the fund for debt and interest service. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,488,000 was outstanding at September 30, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2004, $3,568,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $423,000 and $1,274,000 for the three and nine months ended September 30, 2004, and $439,000 and $1,322,000 for the three and nine months ended September 30, 2003, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the

Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Additional impairment losses could be recorded in the future. There are many assumptions and estimates underlying the determination of this impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. At September 30, 2004, the remaining balance of goodwill is $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which promotes a CCWS-sanctioned event, any material adverse events impacting CCWS could cause additional impairment losses to be recorded in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased $150,000 in the third quarter of 2004, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,500,000 was outstanding on September 30, 2004, to build local infrastructure improvements which benefit the operation of Nashville Superspeedway. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2004 and December 31, 2003, $1,060,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by Wilson County to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2004, $1,379,000 was paid by the Company into the sales and incremental property tax fund and $1,454,000 was deducted from the fund for debt and interest service. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, payments would become the responsibility of the Company. In the event the Company was unable to make the payments, they would be made under a $24,911,000 irrevocable direct-pay letter of credit issued by several banks pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.4%, of our total assets as of

September 30, 2004, consists of goodwill. If in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying values of DVD’s long-term debt approximates its fair value at September 30, 2004. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $27,800,000 at September 30, 2004 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2004 would cause a change in total annual interest costs of $278,000.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,500,000 was outstanding at September 30, 2004. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company that is required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of September 30, 2004, there have been no repurchases of outstanding common stock pursuant to the authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan

10.2	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 3, 2004	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance
and Chief Financial Officer