Form 10-K
period 2004-12-31
DOVER MOTORSPORTS INC
filed 2005-03-11
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant was $58,791,064 as of June 30, 2004 (the last day of our most recently completed second quarter).

As of February 28, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,061,426 shares
Class A Common Stock -	23,240,185 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 27, 2005 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

In 2004, the Company promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 Champ Car World Series event;

•	1 IRL Indy Car Series events; and

•	2 NHRA national events.

The Company generates revenues primarily from the following sources:

•	ticket sales;

•	rights fees obtained for television and radio broadcasts of the Company’s events and ancillary rights fees;

•	sponsorship fees;

•	luxury suite rentals;

•	hospitality tent rentals and catering;

•	concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities;

•	track rentals and other event-related revenues; and

•	non event-related revenue from its grandstand rental business.

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

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business, by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis. The Company’s continuing operations subsequent to the spin-off consist solely of its motorsports activities.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 36 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR NEXTEL Cup Series professional stock car racing circuit, two races are in the NASCAR Busch Series racing circuit and one race is in the Craftsman Truck Series racing circuit.

Each of the NASCAR Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a NASCAR NEXTEL Cup Series event. Dover International Speedway is one of only eight speedways in the country that presents two NASCAR NEXTEL Cup Series events and two NASCAR Busch Series events each year. Additionally, the Company is one of only nine tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR NEXTEL Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Race for the NEXTEL Cup” which determines the NASCAR NEXTEL Cup Series champion for the racing season.

Dover International Speedway is a high-banked, one-mile, concrete superspeedway with a seating capacity of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR NEXTEL Cup Series events. During 2004, Dover International Speedway completed the construction of its DuPont Monster Bridge which debuted at the June 2004 NASCAR event weekend. The climate controlled DuPont Monster Bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, refreshment bar and other amenities. The bridge is the only one of its kind in the motorsports industry and has a federal patent application pending.

Nashville Superspeedway

The Company acquired Nashville Speedway, USA, Inc. on January 2, 1998. To accommodate the demand for major motorsports events in the Nashville area, the Company constructed a new superspeedway and motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee, that opened in April 2001. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, the first phase of construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Busch Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2004 season.

Grand Prix Association of Long Beach

The Company acquired Grand Prix Association of Long Beach, Inc. (“Grand Prix”) on July 1, 1998. For the past 30 years, Grand Prix has organized and promoted the Grand Prix of Long Beach, an annual temporary circuit professional motorsports event run on the streets of Long Beach, California. The Toyota Grand Prix of Long Beach is a CCWS-sanctioned event and has the second highest paid attendance of any Indy-style car race promoted in the United States of America, second only to the Indianapolis 500.

On March 25, 2004, Grand Prix reached an agreement with CCWS (f/k/a Open Wheel Racing Series, LLC), the successor to Championship Auto Racing Teams, Inc. (“CART”), to transfer to CCWS certain assets and rights that Grand Prix had relative to the organization and promotion of the Grand Prix of Denver. Grand Prix had a multi-year agreement with the City of Denver pursuant to which it was entitled to stage an annual auto racing event in and around the PepsiCenter in Denver. Grand Prix assigned to CCWS its rights in this agreement and the City consented to the assignment on July 27, 2004.

Gateway International Raceway

Gateway International Raceway (“Gateway”), acquired in the Grand Prix acquisition, promoted three major events in 2004. These events were sanctioned by NASCAR and NHRA. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course.

The auto racing facility includes a 1.25-mile paved oval track with 55,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”), also acquired in the Grand Prix acquisition, promoted three major events in 2004. These events were sanctioned by NASCAR and NHRA. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and dirt track.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 16,000 permanent seats, a nationally renowned drag strip capable of seating approximately 25,000 people, a 0.25-mile dirt track and a road course. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

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

Employees

As of December 31, 2004, DVD had approximately 161 full-time employees and 21 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

Item 2. Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 757 acres of land owned by the Company. Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company at no charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,465 acres of land owned by the Company in Wilson County and Rutherford County, Tennessee.

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

Gateway International Raceway

Gateway International Raceway is located on approximately 350 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. The Company owns approximately 130 acres and has three long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 200 additional acres. The Company is also a party to a ten-year lease (with four five-year renewals) for 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on its remaining $18.5 million loan from SWIDA.

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

Other

As of December 31, 2004, all available assets of the Company and its wholly owned subsidiaries were encumbered by a first priority perfected security interest and lien in favor of Mercantile-Safe Deposit and Trust Company as security for the repayment of principal outstanding under the Company’s revolving credit facility.

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

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” The Company’s Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into DVD common stock at any time at the option of the holder thereof. As of February 28, 2005, there were 17,061,426 shares of common stock and 23,240,185 shares of Class A common stock outstanding. There were 1,246 holders of record for common stock and 16 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2004 and 2003 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2004	$6.10	$4.16	$0.01
September 30, 2004	4.76	3.83	0.01
June 30, 2004	5.53	3.84	0.01
March 31, 2004	4.23	3.51	0.01

December 31, 2003	$4.35	$3.50	$0.01
September 30, 2003	4.74	3.75	0.01
June 30, 2003	4.11	3.07	0.01
March 31, 2003	5.08	3.18	0.01

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

Equity Compensation Plan Information

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan. The Company has a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 10 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,179,801	$5.70	1,391,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,179,801	$5.70	1,391,000

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of December 31, 2004, there have been no repurchases of outstanding common stock pursuant to the authorization.

Item 6. Selected Financial Data

The following table summarizes certain selected historical financial data and should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that DVD would have reported if it had operated exclusive of its discontinued gaming operation during the periods presented. See NOTE 2 – Discontinued Operation of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Five Year Selected Financial Data

	Years Ended December 31,				Six Months Ended Dec. 31, 2000	Year Ended June 30, 2000
	2004	2003	2002	2001
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues	$93,617	$93,626	$93,731	$86,551	$39,045	$77,311
Expenses:
Operating and marketing	59,392	65,824	61,062	50,882	21,573	41,984
Impairment charges (b)	—	21,331	—	—	—	—
General and administrative	15,414	15,151	16,113	11,408	4,661	8,578
Depreciation and amortization	9,635	10,594	9,786	10,023	4,001	6,671

	84,441	112,900	86,961	72,313	30,235	57,233

Operating earnings (loss)	9,176	(19,274)	6,770	14,238	8,810	20,078
Interest expense, net	3,427	5,089	4,507	1,614	9	924

Earnings (loss) from continuing operations before income tax provision (benefit) and cumulative effect of accounting change	5,749	(24,363)	2,263	12,624	8,801	19,154
Income tax provision (benefit)	3,309	(2,225)	852	5,753	3,945	8,181

Earnings (loss) from continuing operations before cumulative effect of accounting change	2,440	(22,138)	1,411	6,871	4,856	10,973
Cumulative effect of accounting change (a)	—	—	(28,606)	—	—	—

Earnings (loss) from continuing operations	$2,440	$(22,138)	$(27,195)	$6,871	$4,856	$10,973

Earnings (loss) per common share – basic:
Continuing operations before accounting change	$0.06	$(0.56)	$0.04	$0.18	$0.13	$0.30
Accounting change	—	—	(0.74)	—	—	—

Continuing operations	$0.06	$(0.56)	$(0.70)	$0.18	$0.13	$0.30

Earnings (loss) per common share – diluted:
Continuing operations before accounting change	$0.06	$(0.56)	$0.04	$0.18	$0.13	$0.30
Accounting change	—	—	(0.73)	—	—	—

Continuing operations	$0.06	$(0.56)	$(0.69)	$0.18	$0.13	$0.30

Dividends declared	$0.04	$0.04	$0.06	$0.18	$0.09	$0.18

	December 31,					June 30, 2000
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(12,532)	$(5,565)	$(5,377)	$(113,968)	$(44,740)	$(45,739)
Property and equipment, net	224,973	229,603	244,965	245,143	235,189	189,245
Total assets	246,255	257,485	290,383	417,556	381,095	334,658
Long-term debt, less current portion	44,684	61,532	70,744	19,905	79,290	35,540
Total stockholders’ equity	138,466	137,372	160,533	244,519	230,382	217,791

(a)	Reflects the adoption of Financial Accounting Standard Board Statement No. 142, which resulted in a non-cash charge in the first quarter of 2002.
(b)	The Company recorded impairment charges of $21,331,000 in the fourth quarter of 2003. Of the total, $13,362,000 related to the impairment of goodwill and $7,969,000 related to the impairment of long-lived assets other than goodwill.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

Results of Operations

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related revenue” includes amounts received from sponsorship fees, which includes tickets provided to sponsors; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting revenue” includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other revenue” includes revenues from the Company’s grandstand rental business and other miscellaneous revenues.

Admissions revenue was $37,230,000 in 2004 as compared to $38,874,000 in 2003. The decrease resulted from the Company’s decision to discontinue the Grand Prix of St. Petersburg event, the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, which had combined admissions revenue of $2,885,000 in 2003, and a decrease in attendance at the Grand Prix of Long Beach event. These decreases were partially offset by increases in admissions revenue at thirteen of the sixteen major events promoted by the Company in 2004, primarily from higher attendance.

Event-related revenue was $32,277,000 in 2004 as compared to $34,724,000 in 2003. The decrease resulted from the Company’s decision to discontinue the Grand Prix of St. Petersburg event, the Grand Prix of Denver event and the IRL event at Gateway International Raceway in 2004, which had combined event-related revenue of $4,699,000 in 2003. These decreases were partially offset by increases in event-related revenue at thirteen of the sixteen major events promoted by the Company in 2004, primarily from corporate sponsorships, hospitality tent rentals and catering and concessions sales.

Broadcasting revenue was $22,229,000 in 2004 as compared to $18,250,000 in 2003. The $3,979,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s June and September NASCAR event weekends at Dover International Speedway.

Other revenue was $1,881,000 in 2004 as compared to $1,778,000 in 2003. The increase primarily related to additional revenues from the Company’s grandstand rental business of $1,057,000. Other revenue for 2003 included $900,000 related to the settlement of a contractual dispute with a vendor.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,703,000, $2,154,000 and $1,450,000 of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	2004		2003		2002
Sanction fees and purses	$27,191,000	32.2%	$27,171,000	29.7%	$24,938,000	28.7%
Sales, marketing and promotion	9,932,000	11.8%	11,643,000	12.7%	11,169,000	12.8%
Other operating	22,269,000	26.4%	27,010,000	29.5%	24,955,000	28.7%
General and administrative	15,414,000	18.2%	15,151,000	16.5%	16,113,000	18.5%
Depreciation and amortization	9,635,000	11.4%	10,594,000	11.6%	9,786,000	11.3%

Total before impairment charges	84,441,000	100.0%	91,569,000	100.0%	86,961,000	100.0%

Impairment charges	—		21,331,000		—

Total expenses	$84,441,000		$112,900,000		$86,961,000

Operating and marketing expenses decreased by $6,432,000, primarily as a result of the Company’s decision to discontinue the St. Petersburg event, the Grand Prix of Denver event and the IRL event at its Gateway International Raceway facility in 2004, which had combined expenses of $10,388,000 in 2003. These decreases were partially offset by an increase in sanction fees and purse expenses at all of the Company’s NASCAR-sanctioned events promoted in 2004 and an increase in expenses associated with the additional revenues from the Company’s grandstand rental business.

General and administrative expenses increased by $263,000 to $15,414,000 from $15,151,000 in 2003. Higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002 represented the largest increases in 2004. Additionally, general and administrative expenses for 2004 included a $267,000 judgment, which the Company is appealing, relating to a subcontractor’s claim that arose during the construction of the Company’s Nashville facility in 2000. Partially offsetting these increases was a decrease in expenses of $795,000 from the closure of the St. Petersburg and Denver offices, in April 2004. The year ended December 31, 2003 also included $355,000 related to the settlement of a legal claim at Gateway International Raceway.

Depreciation and amortization expense decreased by $959,000, primarily due to the reduction in the Company’s depreciable asset base resulting from impairment charges recorded in the fourth quarter of 2003 to write-down the assets used to promote and run the Company’s former Grand Prix of Denver and Grand Prix of St. Petersburg events.

Net interest expense decreased by $1,662,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facility in 2004 as compared to 2003 and the receipt in May 2004 of $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. Interest expense in 2004 included $115,000 for interest related to the judgment discussed above.

The Company’s effective income tax rates for 2004 and 2003 were 57.6% and 9.1%, respectively. The increase in the effective tax rate from the prior year is principally due to the 2003 rate being affected by the non-deductibility of the impairment of goodwill and the fact that the Company paid state income taxes to Delaware because of the profitability at Dover International Speedway even though the consolidated entity reported a pre-tax loss. The 2004 and 2003 rates were affected by state income tax expense attributable to valuation allowances established on state net operating losses. The Company expects its 2005 effective income tax rate to be higher than the statutory rate for similar reasons.

The Company reported net earnings of $2,440,000 in 2004 as compared to a net loss of $22,138,000 in 2003. The net loss in 2003 resulted primarily from the Company recording an after-tax, non-cash charge of $17,787,000 related to the impairment of goodwill and other long-lived assets and from operating losses associated with the promotion of the Grand Prix of St. Petersburg event, the Grand Prix of Denver event and the IRL event at Gateway International

Raceway. The net earnings in 2004 resulted primarily from the improvement in operations at fourteen of the sixteen major events promoted by the Company, the Company’s decision to discontinue the St. Petersburg event, the Denver event and the Gateway IRL event in 2004, and the aforementioned decreases in depreciation and net interest expenses.

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

The change from 2002 to 2003 resulted primarily for two reasons: (1) non-cash impairment charges; and (2) lower results from our CART events. The components of the change in (loss) earnings from continuing operations before cumulative effect of accounting change and (loss) earnings per common share from continuing operations before cumulative effect of accounting change are as follows (net of income tax benefits):

	Change	Per Common Share Change
Goodwill impairment charge	$(13,362,000)	$(0.34)
Long-lived asset impairment charges	(4,425,000)	(0.11)
Change in operating results of CART events	(2,151,000)	(0.05)
Additional depreciation from CART investments	(394,000)	(0.01)
Amortization and write-off of credit facility fees (1)	(520,000)	(0.02)
Deferred income tax asset valuation allowance	(2,667,000)	(0.07)
All other	(30,000)	–

	$(23,549,000)	$(0.60)

(1)	These fees arose primarily from amendments to the Company’s former bank facility that were required due to lower than expected earnings, principally from CART-sanctioned events.

Impairment

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill for impairment at least annually. As a result of our November 2003 annual assessment, it was determined that goodwill associated with our 1998 acquisition of Grand Prix was impaired. Therefore, an impairment charge of $13,362,000 was recorded in the fourth quarter and full year results to adjust goodwill to its fair value. After recording this charge, the amount of goodwill remaining is $8,521,000, which represents 3.3% of total assets and 6.2% of stockholders’ equity at December 31, 2003.

The Company’s investment in CART-sanctioned street venues relating to its grand prix events was $11,722,000 as of December 31, 2003. In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, the Company projects undiscounted net future cash flows expected to be generated by the asset over the remaining life of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. As a result of this assessment, it was concluded that assets related to the St. Petersburg and Denver events were impaired. Therefore, a non-cash charge of $7,176,000 was recorded in the fourth quarter of 2003 to reflect the diminution in value of these assets. The uncertainty concerning the future of CART and CART’s bankruptcy filing on December 16, 2003 contributed substantially to the loss of value. In addition, the Company also recorded an impairment charge of $793,000 in the fourth quarter of 2003 related to equipment that will no longer be used in the normal course of business and is being disposed of.

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

The effective income tax rate was 9.1% in 2003 compared with 37.6% in 2002. The 2003 rate was affected principally by the non-deductibility of the impairment of goodwill and also by the establishment of a valuation allowance recorded against certain state net operating loss carryforwards. The rate was also affected by other permanent book vs. tax differences and the fact that the Company paid income taxes to the State of Delaware.

Liquidity and Capital Resources

Net cash provided by operating activities was $20,255,000 in 2004 compared to $15,598,000 in 2003. The increase relates primarily to the Company reporting earnings before income taxes and impairment charges of $5,749,000 in 2004 as compared to a loss of $3,032,000 in 2003 and the increase in income tax refunds received. Offsetting these increases was the impact of the timing of invoicing to and receipts from customers and the timing of payments to vendors.

Net cash used in investing activities was $5,058,000 in 2004 as compared to $2,584,000 in 2003. Capital expenditures were $4,920,000 in 2004, up from the $3,117,000 in 2003. The only major project under construction during 2004 was the installation of SAFER barriers at the Company’s Dover International Speedway, Nashville Superspeedway, Gateway International Raceway and Memphis Motorsports Park facilities.

Net cash used in financing activities was $18,411,000 for the year ended December 31, 2004 compared to $11,151,000 for the year ended December 31, 2003. Net cash used in 2004 primarily related to repayments of borrowings under the Company’s revolving credit agreement and long-term debt. The Company paid cash dividends of $1,605,000 in 2004 as compared to $1,598,000 in 2003.

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. Provisions of the credit facility adjust the commitment to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005 and to $60,000,000 on November 1, 2006. The facility, which replaced the Company’s previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization ratio (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio.

The terms of the credit facility, as amended effective February 16, 2005, contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At December 31, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $27,000,000 outstanding under the facility at December 31, 2004, at a weighted average interest rate of 5.45%. After consideration of stand-by letters of credit outstanding, borrowings of $15,089,000 were available pursuant to the facility at December 31, 2004. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods in 2005.

Cash provided by operating activities, less maintenance of a dividend, is expected to generate between $13,000,000-$14,000,000 in excess cash in 2005, which we expect to use to reduce indebtedness and for capital expenditures. Based on current business conditions, the Company expects to make capital expenditures of approximately $8,000,000-$9,000,000 during 2005. These expenditures primarily relate to the installation of SAFER barriers at the Company’s fixed facility tracks and the acquisition of additional land adjacent to Dover International Speedway to be used for parking facilities and other fan amenities. During the first quarter of 2005, the remaining parcels of property adjacent to our Dover facility not already owned by the Company became available for sale. The Company purchased these parcels for approximately $5,700,000. Additionally, the Company expects to contribute approximately $400,000 to its pension plans in 2005. We expect continued cash flows from operating activities and funds available from our credit agreement to also provide for long-term liquidity.

On January 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2005 to shareholders of record at the close of business on February 10, 2005.

Contractual Obligations

At December 31, 2004, the Company had the following contractual obligations and other commercial commitments:

	Total	Payments Due by Period
		2005	2006 – 2007	2008 – 2009	Thereafter
Notes payable to banks	$27,000,000	$—	$27,000,000	$—	$—
SWIDA bonds	18,489,000	805,000	1,830,000	2,170,000	13,684,000

Total debt	45,489,000	805,000	28,830,000	2,170,000	13,684,000
Operating leases	5,538,000	513,000	590,000	365,000	4,070,000

Total contractual cash obligations	$51,027,000	$1,318,000	$29,420,000	$2,535,000	$17,754,000

We have a $67,000,000 revolving line of credit agreement. At December 31, 2004, $27,000,000 was outstanding under the facility. After consideration of stand-by letters of credit outstanding, borrowings of $15,089,000 were available pursuant to the facility at December 31, 2004.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at December 31, 2004. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2004 and 2003, $936,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,489,000 was outstanding at December 31, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2004, $3,571,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $1,696,000, $1,761,000 and $1,818,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Related Party Transactions

See NOTE 11 – Related Party Transactions of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of related party transactions.

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

The Company completed its 2004 annual assessment of goodwill in November 2004 and determined that there was no impairment loss related to its goodwill as of that date. There are many assumptions and estimates underlying the assessment of goodwill. Another estimate using different, but still reasonable, assumptions could produce a significantly different result that could require the Company to record an impairment charge related to its goodwill. At December 31, 2004, the remaining balance of goodwill was $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which promotes a CCWS-sanctioned event, any material adverse events impacting CCWS could cause additional impairment losses to be recorded in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $726,000 in 2004, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Accounts Receivable Reserves

The Company provides for losses on accounts receivable based upon their current status, historical experience and management’s evaluation of existing economic conditions. Significant changes in customer financial condition or general economic conditions may have a significant effect on the Company’s allowance for doubtful accounts.

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

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	stability and viability of sanctioning bodies;

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	anticipated trends in the motorsports industry;

•	patron demographics;

•	obtaining favorable contracts relative to sponsorships, event sanctions and broadcast rights;

•	relationships with sanctioning bodies, sponsors, broadcast media, drivers and teams;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL, NHRA and CCWS. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, broadcast rights, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our revenues is derived from the broadcast revenues received through the arrangements that NASCAR has made with various broadcast media, many of which expire in 2006. The success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Grand Prix’s Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

In order to finance the redevelopment of Gateway International Raceway, Grand Prix entered into a loan agreement with SWIDA, which agreed to fund a loan to Grand Prix by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Grand Prix. Grand Prix issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 8.91% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Grand Prix is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Grand Prix will receive certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Grand Prix’s debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding on December 31, 2004. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2004 and 2003, $936,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Postponement And/Or Cancellation Of Major Motorsports Events Could Adversely Affect Us

If one of our events is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we could incur the expenses associated with preparing to conduct the event as well as losing the revenues, including live broadcast revenues associated with the event.

If a cancelled event is part of the NASCAR NEXTEL Cup Series or NASCAR Busch Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in broadcast revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.5%, of our total assets as of December 31, 2004, consists of goodwill. Although our November 2004 assessment of goodwill indicated that our goodwill was not impaired, if in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying value of DVD’s notes payable to banks approximates its fair value at December 31, 2004. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $27,000,000 at December 31, 2004 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at December 31, 2004 would cause a change in total annual interest costs of $270,000. At December 31, 2004, the Company’s long-term debt had a carrying value of $18,489,000 and an estimated fair value of $20,596,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,500,000 was outstanding at December 31, 2004. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8. Financial Statements And Supplementary Data

DVD’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 29.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dover Motorsports, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dover Motorsports, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 8, 2005

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

The Company has adopted a Code of Business Conduct applicable to the Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions as designated by the Company’s Chief Executive Officer. A copy of the Code of Business Conduct is available on the Company’s website at http://www.dovermotorsportsinc.com. The Company will post on its website any amendments to, or waivers from, its Code of Business Conduct as required by law.

Executive Officers of the Registrant. As of December 31, 2004, the executive officers of the registrant were:

Name	Position	Age	Term of Office
Denis McGlynn	President and	59	11/79 to date
	Chief Executive Officer

Jerome Miraglia	Executive Vice President	46	1/02 to date

Patrick J. Bagley	Sr. Vice President-Finance	57	5/02 to date
	and Chief Financial Officer

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	45	7/99 to date

Thomas Wintermantel	Treasurer and
	Assistant Secretary	46	7/02 to date

The Company’s Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served DVD in that capacity, or as Vice Chairman of the Board, for over 8 years. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as the Company’s President and Chief Executive Officer for 25 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

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

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information called for by this Item 12 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 14. Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to the DVD Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 29.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Mortgage and Security Agreement executed by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K dated March 10, 2004).

10.5	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Wilson County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 10, 2004).

10.6	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Rutherford County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K dated March 10, 2004).

10.7	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Grand Prix Association of Long Beach, Inc. for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K dated March 10, 2004).

10.8	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Memphis International Motorsports Corporation for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 10, 2004).

10.9	Pledge Agreement by Dover Motorsports, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K dated March 10, 2004).

10.10	Pledge Agreement by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K dated March 10, 2004).

10.11	Pledge Agreement by Grand Prix Association of Long Beach, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K dated March 10, 2004).

10.12	Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.13	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.14	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.15	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.16	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.17	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2004 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q dated May 6, 2004).

10.18	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2004 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q dated May 6, 2004).

10.19	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Patrick J. Bagley dated June 16, 2004 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.20	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated June 16, 2004 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.21	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Melvin L. Joseph dated June 16, 2004 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.22	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated June 16, 2004 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.23	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Jerome T. Miraglia dated June 16, 2004 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.24	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.25	Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.26	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 29, 2004).

10.27	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.28	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on March 29, 2004).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 11, 2005	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	March 11, 2005
Patrick J. Bagley

/s/ Henry B. Tippie	Chairman of the Board	March 11, 2005
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 11, 2005
Kenneth K. Chalmers

/s/ John W. Rollins, Jr.	Director	March 11, 2005
John W. Rollins, Jr.

/s/ Jeffrey W. Rollins	Director	March 11, 2005
Jeffrey W. Rollins

/s/ Melvin L. Joseph	Director	March 11, 2005
Melvin L. Joseph

/s/ R. Randall Rollins	Director	March 11, 2005
R. Randall Rollins

/s/ Eugene W. Weaver	Director	March 11, 2005
Eugene W. Weaver

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Motorsports, Inc. and subsidiaries (the “Company’s”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

The Company’s management maintains an effective system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the Company. The Director of Internal Audit reports directly to the Audit Committee of the Board of Directors. We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under the Company’s Code of Business Conduct and the highest level of ethical standards. These standards are a key element of the Company’s control system.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management of the Company has assessed the Company’s internal control over financial reporting to be effective as of December 31, 2004. There have not been any changes in the Company’s internal control over financial reporting identified in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit Committee of the Board of Directors, which is composed entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Patrick J. Bagley
Denis McGlynn	Patrick J. Bagley
President and Chief Executive	Sr. Vice President – Finance
Officer and Director	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

     Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 8, 2005

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

    AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2004	2003	2002
Revenues:
Admissions	$37,230,000	$38,874,000	$41,979,000
Event-related revenue	32,277,000	34,724,000	34,455,000
Broadcasting revenue	22,229,000	18,250,000	15,909,000
Other revenue	1,881,000	1,778,000	1,388,000

	93,617,000	93,626,000	93,731,000

Expenses:
Operating and marketing	59,392,000	65,824,000	61,062,000
Impairment charges	—	21,331,000	—
General and administrative	15,414,000	15,151,000	16,113,000
Depreciation and amortization	9,635,000	10,594,000	9,786,000

	84,441,000	112,900,000	86,961,000

Operating earnings (loss)	9,176,000	(19,274,000)	6,770,000

Interest income	488,000	165,000	53,000
Interest expense	(3,915,000)	(5,254,000)	(4,560,000)

Earnings (loss) from continuing operations before income tax provision (benefit) and cumulative effect of accounting change	5,749,000	(24,363,000)	2,263,000

Income tax provision (benefit)	3,309,000	(2,225,000)	852,000

Earnings (loss) from continuing operations before cumulative effect of accounting change	2,440,000	(22,138,000)	1,411,000

Earnings from discontinued operation, net of income tax provision of $3,542,000 in 2002	—	—	5,168,000

Direct costs of spin-off, net of income tax benefit of $90,000	—	—	(691,000)

Earnings (loss) before cumulative effect of accounting change	2,440,000	(22,138,000)	5,888,000

Cumulative effect of accounting change for goodwill impairment	—	—	(28,606,000)

Net earnings (loss)	2,440,000	(22,138,000)	(22,718,000)

Change in minimum pension liability, net of income tax provision	(117,000)	(80,000)	(330,000)

Comprehensive earnings (loss)	$2,323,000	$(22,218,000)	$(23,048,000)

Net earnings (loss) per common share – basic:
Continuing operations before accounting change	$0.06	$(0.56)	$0.04
Discontinued operation	—	—	0.11
Accounting change	—	—	(0.74)

Net earnings (loss)	$0.06	$(0.56)	$(0.59)

Net earnings (loss) per common share – diluted:
Continuing operations before accounting change	$0.06	$(0.56)	$0.04
Discontinued operation	—	—	0.11
Accounting change	—	—	(0.73)

Net earnings (loss)	$0.06	$(0.56)	$(0.58)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$134,000	$3,348,000
Accounts receivable	3,894,000	2,643,000
Inventories	223,000	259,000
Prepaid expenses and other	2,727,000	1,691,000
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	96,000
Income taxes receivable	—	5,819,000
Deferred income taxes	781,000	548,000

Total current assets	7,759,000	14,404,000

Property and equipment, net	224,973,000	229,603,000
Restricted cash	3,571,000	3,433,000
Other assets, net	1,385,000	1,434,000
Deferred income taxes	46,000	90,000
Goodwill	8,521,000	8,521,000

Total assets	$246,255,000	$257,485,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,947,000	$3,333,000
Accrued liabilities	5,550,000	4,587,000
Payable to Dover Downs Gaming & Entertainment, Inc.	2,000	—
Income taxes payable	324,000	—
Current portion of long-term debt	805,000	745,000
Deferred revenue	11,663,000	11,304,000

Total current liabilities	20,291,000	19,969,000

Notes payable to banks	27,000,000	43,045,000
Long-term debt	17,684,000	18,487,000
Other liabilities	64,000	85,000
Deferred income taxes	42,750,000	38,527,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; issued and outstanding: December 31, 2004-16,946,426 shares; 2003-16,557,898 shares	1,695,000	1,656,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; issued and outstanding: December 31, 2004-23,240,185 shares; 2003-23,436,185 shares	2,324,000	2,344,000
Additional paid-in capital	128,542,000	127,783,000
Retained earnings	6,834,000	5,999,000
Accumulated other comprehensive loss	(527,000)	(410,000)
Deferred compensation	(402,000)	—

Total stockholders’ equity	138,466,000	137,372,000

Total liabilities and stockholders’ equity	$246,255,000	$257,485,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net earnings (loss)	$2,440,000	$(22,138,000)	$(22,718,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	9,635,000	10,594,000	9,786,000
Amortization and write-off of credit facility fees	275,000	1,161,000	225,000
Amortization of deferred compensation	51,000	—	—
Impairment charges	—	21,331,000	—
Earnings from discontinued operation, net	—	—	(5,168,000)
Cumulative effect of accounting change	—	—	28,606,000
Tax benefit of options exercised	6,000	500,000	93,000
Deferred income taxes	1,608,000	2,253,000	7,962,000
Changes in assets and liabilities:
Accounts receivable	(1,251,000)	883,000	644,000
Inventories	36,000	123,000	41,000
Prepaid expenses and other	(1,015,000)	1,776,000	(1,026,000)
Accounts payable	(1,386,000)	891,000	1,418,000
Accrued liabilities	767,000	(885,000)	2,102,000
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	98,000	(371,000)	793,000
Income taxes payable/receivable	8,653,000	278,000	883,000
Deferred revenue	359,000	(776,000)	(832,000)
Other assets and liabilities	(21,000)	(22,000)	(24,000)

Net cash provided by continuing operations	20,255,000	15,598,000	22,785,000

Investing activities:
Capital expenditures	(4,920,000)	(3,117,000)	(9,167,000)
Restricted cash	(138,000)	250,000	(522,000)
Other	—	283,000	—

Net cash used in investing activities of continuing operations	(5,058,000)	(2,584,000)	(9,689,000)

Financing activities:
Borrowings from notes payable to banks	73,895,000	48,165,000	153,544,000
Repayments on notes payable to banks	(89,940,000)	(56,635,000)	(212,639,000)
Debt paid down by Dover Downs Gaming & Entertainment, Inc.	—	—	45,000,000
Repayments of long-term debt	(743,000)	(682,000)	(626,000)
Repayment of shareholder loan	—	—	92,000
Proceeds from sale of common stock, net	—	—	6,203,000
Proceeds from stock options exercised	319,000	155,000	67,000
Credit facility origination and amendment fees	(337,000)	(556,000)	(839,000)
Dividends paid	(1,605,000)	(1,598,000)	(3,631,000)

Net cash used in financing activities of continuing operations	(18,411,000)	(11,151,000)	(12,829,000)

Net cash used in discontinued operation	—	—	(1,730,000)

Net (decrease) increase in cash and cash equivalents	(3,214,000)	1,863,000	(1,463,000)
Cash and cash equivalents, beginning of year	3,348,000	1,485,000	2,948,000

Cash and cash equivalents, end of year	$134,000	$3,348,000	$1,485,000

Supplemental information:
Interest paid	$3,494,000	$4,233,000	$4,977,000

Income tax refunds, net of payments	$(6,962,000)	$(5,779,000)	$(6,961,000)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in these footnotes to “the Company,” “DVD,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and promoted 16 major events during 2004 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”), the National Hot Rod Association (“NHRA”) and the Champ Car World Series (“CCWS”) (f/k/a Championship Auto Racing Teams – “CART”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

In 2004, the Company promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 Champ Car World Series events;

•	1 IRL Indy Car Series events; and

•	2 NHRA national events.

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

NOTE 2 – Discontinued Operation

The Company’s former gaming segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation. The historical financial statements also include an allocation of interest expense to Gaming of $351,000 for the year ended December 31, 2002, which has been allocated based upon each company’s earnings before interest, taxes, depreciation and amortization, income tax payments and capital expenditures. Management believes this is a reasonable method of allocating interest expense.

A summary of the operating results of this discontinued operation, which are included in the net loss of DVD for the year ended December 31, 2002, is as follows (the Company’s tax-free spin-off of its gaming business was effective March 31, 2002, therefore there were no earnings from the discontinued operation after March 31, 2002):

Net revenues	$49,780,000
Operating earnings	$8,710,000
Earnings before income tax provision	$8,710,000
Income tax provision	$3,542,000
Net earnings	$5,168,000

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

The Transition Support Services Agreement provides for each of the Company and Gaming to provide each other with certain administrative and operational services. The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and Gaming. The agreement may be terminated in whole or in part 90 days after the request of the party receiving the services or 180 days after the request of the party providing the services.

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

Goodwill—Goodwill resulting from acquisitions made prior to July 1, 2001 represents the excess of the purchase price over the fair value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line method principally over a period of 40 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 142 effective January 1, 2002, at which time the Company ceased to record amortization expense related to its goodwill. To comply with the transitional provisions of Statement No. 142, the Company determined its reporting units and assigned goodwill and other net assets to those reporting units. Goodwill attributable to each of the Company’s reporting units at January 1, 2002 was tested for impairment by comparing the fair value of each reporting unit with its carrying value. To the extent fair value was determined to be less than the carrying value, fair value was then allocated to identifiable tangible and intangible assets resulting in an implied valuation of the goodwill associated with the reporting unit. Based on this analysis of goodwill, the Company recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix Association of Long Beach, Inc. (“Grand Prix”), a wholly owned subsidiary, as a cumulative effect of an accounting change for the write-off of goodwill in 2002.

Additionally, the Company completed its annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill associated with Grand Prix. This impairment loss resulted primarily from the uncertainties surrounding CART, leading to its bankruptcy announcement in December 2003, and is included in impairment charges in the consolidated statement of earnings for the year ended December 31, 2003. Fair value for the 2002 and 2003 impairment assessments was primarily determined through the use of a discounted cash flow methodology from an independent appraisal. The Company completed its 2004 annual assessment of goodwill in November 2004 and determined that there was no impairment loss related to goodwill as of that date. Therefore, no impairment loss was recorded in 2004. Goodwill associated with Grand Prix, which was acquired through a tax-free merger, is not deductible for income tax purposes and represents a permanent difference for which no current or deferred income tax liabilities are recorded. As such, no income tax benefit was recognized from the impairment losses.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,703,000, $2,154,000 and $1,450,000 of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in June and September.

Under the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series (f/k/a Winston Cup) or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which the Company records as operating expenses.

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

Advertising expenses were $3,093,000, $4,455,000 and $4,245,000 in 2004, 2003 and 2002, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2004	2003	2002
Basic EPS	40,024,000	39,880,000	38,634,000
Effect of dilutive securities	32,000	—	346,000

Diluted EPS	40,056,000	39,880,000	38,980,000

Dilutive securities include stock options and unvested restricted stock awards.

For the years ended December 31, 2004 and 2002, options to purchase approximately 1,036,000 and 536,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

For the year ended December 31, 2003, options to purchase approximately 1,389,000 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the years ended December 31, 2004, 2003 and 2002. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 10 – Stockholders’ Equity.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Years ended December 31,
	2004	2003	2002
Net earnings (loss), as reported	$2,440,000	$(22,138,000)	$(22,718,000)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	51,000	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(667,000)	(685,000)	(819,000)

Pro forma net earnings (loss)	$1,824,000	$(22,823,000)	$(23,537,000)

Net earnings (loss) per common share:
Basic – as reported	$0.06	$(0.56)	$(0.59)
Basic – pro forma	$0.05	$(0.57)	$(0.61)

Diluted – as reported	$0.06	$(0.56)	$(0.58)
Diluted – pro forma	$0.05	$(0.57)	$(0.60)

For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	December,
	2004	2003	2002
Risk-free interest rate	n/a	3.75%	4.86%
Volatility	n/a	45%	67%
Expected dividend yield	n/a	0.85%	0.55%
Expected life (in years)	n/a	7.5	7.5

The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002, was $2.22 and $4.83, respectively. No stock options were granted during the year ended December 31, 2004. The fair value of restricted stock awards granted during the year ended December 31, 2004 was $4.16.

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of notes payable to banks at December 31, 2004 and 2003 approximates its fair value based on interest rates available on similar borrowings. At December 31, 2004 and 2003, the Company’s long-term debt had carrying values of $18,489,000 and $19,232,000, respectively, and estimated fair values of $20,596,000 and $22,195,000, respectively. The fair values were determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

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

Reclassifications—Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings (loss).

Recent accounting pronouncements—In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt Statement No. 123R beginning in the third quarter of 2005. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to increase the amount the Company records as compensation expense in 2005.

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2004	2003
Land	$27,192,000	$27,192,000
Facilities	232,304,000	230,158,000
Furniture, fixtures and equipment	19,707,000	19,053,000
Construction in progress	2,376,000	319,000

	281,579,000	276,722,000
Less accumulated depreciation	(56,606,000)	(47,119,000)

	$224,973,000	$229,603,000

Depreciation expense was $9,550,000, $10,509,000 and $9,706,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2004	2003
Payroll and related items	$1,225,000	$588,000
Real estate taxes	1,215,000	1,127,000
Other	3,110,000	2,872,000

	$5,550,000	$4,587,000

NOTE 6 – Indebtedness

Long-term debt consists of the following as of December 31:

	2004	2003
Notes payable to banks	$27,000,000	$43,045,000
SWIDA bonds	18,489,000	19,232,000

	45,489,000	62,277,000
Less current portion	(805,000)	(745,000)

	$44,684,000	$61,532,000

Effective February 19, 2004, the Company and all of its wholly owned subsidiaries, as co-borrowers, entered into a $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. Provisions of the credit facility adjust the commitment to $67,000,000 on November 1, 2004, to $64,000,000 on November 1, 2005 and to $60,000,000 on November 1, 2006. The facility, which replaced the Company’s previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the funded debt to earnings before interest, taxes, depreciation and amortization ratio (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio.

The terms of the credit facility, as amended effective February 16, 2005, contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At December 31, 2004, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $27,000,000 outstanding under the facility at December 31, 2004, at a weighted average interest rate of 5.45%. After consideration of stand-by letters of credit outstanding, borrowings of $15,089,000 were available pursuant to the facility at December 31, 2004. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods in 2005.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $18,489,000 was outstanding at December 31, 2004. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2004, $3,571,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 8.91%. Interest expense related to the SWIDA loan was $1,696,000, $1,761,000 and $1,818,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 12 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2004 are as follows: 2005-$805,000; 2006-$875,000; 2007-$955,000; 2008-$1,040,000; 2009-$1,130,000; and thereafter-$13,684,000.

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

A total of $4,309,000 of the impairment charges related to the write-down of assets used to promote and run the Grand Prix of Denver event. After analyzing the financial and operational difficulties of CART, and noting the bankruptcy filing by CART in December 2003, the Company concluded from its impairment review that the fair value of assets associated with the Grand Prix of Denver was zero. On March 25, 2004, Grand Prix reached an agreement with CCWS, to transfer to CCWS certain assets and rights that Grand Prix had relative to the organization and promotion of the Grand Prix of Denver. Grand Prix had a multi-year agreement with the City of Denver pursuant to which it was entitled to stage an annual auto racing event in and around the PepsiCenter in Denver. Grand Prix assigned to CCWS its rights in this agreement and the City consented to the assignment on July 27, 2004.

The remainder of the impairment charges during the fourth quarter of 2003 of $793,000 was to reduce the carrying value of other equipment to be disposed of to fair value.

NOTE 8 – Income Taxes

The current and deferred income tax provisions (benefits) from continuing operations are as follows:

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$—	$(5,978,000)	$(8,259,000)
State	1,701,000	1,500,000	1,149,000

	1,701,000	(4,478,000)	(7,110,000)

Deferred:
Federal	1,322,000	(140,000)	9,208,000
State	286,000	2,393,000	(1,246,000)

	1,608,000	2,253,000	7,962,000

Total income tax provision (benefit)	$3,309,000	$(2,225,000)	$852,000

Deferred tax assets and liabilities are comprised of the following as of December 31:

	2004	2003
Deferred tax assets:
Accruals not currently deductible for income taxes	$781,000	$548,000
Net operating loss carry-forwards	14,466,000	9,437,000

Total deferred tax assets	15,247,000	9,985,000

Deferred tax liabilities:
Depreciation	(53,614,000)	(45,044,000)

	(38,367,000)	(35,059,000)
Valuation allowance	(3,556,000)	(2,830,000)

Net deferred tax liability	$(41,923,000)	$(37,889,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2024). At December 31, 2004, the Company has available federal and state net operating loss carryforwards of $19,630,000 and $165,257,000, respectively. Valuation allowances of $726,000 and $2,667,000, net of federal tax benefit, were recorded in 2004 and 2003, respectively, relating to state net operating loss carry-forwards that may expire prior to being realized. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2004	2003	2002
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.3%	(16.2%)	8.3%
Non-deductible goodwill and other	—	(15.5%)	(1.8%)
Valuation allowance	15.3%	5.8%	(3.9%)

Effective income tax rate	57.6%	9.1%	37.6%

Prior to the spin-off, Gaming was included as part of the Company’s consolidated federal income tax return; however, the income tax expense presented in the consolidated financial statements has been computed on a separate return basis. The Company and Gaming have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 2 – Discontinued Operation. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off. During the third quarter of 2002, pursuant to the Tax Sharing Agreement, Gaming paid the Company $2,700,000 for its portion of the 2002 consolidated federal income tax liability. Since the spin-off was effective on March 31, 2002, the Company’s 2002 federal income tax return included the operations of Gaming for the first quarter of the year.

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$3,733,000	$2,874,000
Service cost	302,000	228,000
Interest cost	249,000	211,000
Actuarial loss	286,000	463,000
Benefits paid	(38,000)	(43,000)

Benefit obligation at end of year	4,532,000	3,733,000

Change in plan assets:
Fair value of plan assets at beginning of year	2,372,000	1,852,000
Actual return on plan assets	180,000	323,000
Employer contribution	592,000	240,000
Benefits paid	(38,000)	(43,000)

Fair value of plan assets at end of year	3,106,000	2,372,000

Unfunded status	(1,426,000)	(1,361,000)
Unrecognized net loss	1,499,000	1,242,000
Unrecognized prior service cost	196,000	219,000

Net amount recognized	$269,000	$100,000

The following table presents the amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2004	2003
Accrued benefit cost	$(685,000)	$(665,000)
Intangible asset	39,000	44,000
Deferred income taxes	388,000	311,000
Accumulated other comprehensive loss	527,000	410,000

	$269,000	$100,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,532,000, $3,894,000 and $3,106,000, respectively, as of December 31, 2004 and $3,733,000, $3,163,000 and $2,372,000 respectively, as of December 31, 2003.

The Company plans to contribute approximately $400,000 to its pension plans in 2005.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2005	$60,000
2006	$76,000
2007	$81,000
2008	$119,000
2009	$143,000
2010-2014	$1,244,000

Since the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities, the Company was required to record a minimum pension liability in its consolidated balance sheet at December 31, 2002. The effect of this adjustment was to increase pension liabilities by $618,000, increase intangible assets by $49,000, increase deferred income tax assets by $239,000 and recognize other comprehensive loss of $330,000. In 2003, the Company was required to record an additional minimum pension liability that increased pension liabilities by $147,000, decreased intangible assets by $5,000, increased deferred income tax assets by $72,000 and recognized other comprehensive loss of $80,000. In 2004, the Company was required to record an additional minimum pension liability that increased pension liabilities by $196,000, decreased intangible assets by $5,000, increased deferred income tax assets by $84,000 and recognized other comprehensive loss of $117,000. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2004	2003	2002
Service cost	$302,000	$228,000	$287,000
Interest cost	249,000	211,000	210,000
Expected return on plan assets	(243,000)	(173,000)	(190,000)
Recognized net actuarial loss	92,000	90,000	28,000
Net amortization	23,000	23,000	25,000

	$423,000	$379,000	$360,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2004, 2003 and 2002, and the actuarial value of the projected benefit obligation at December 31, 2004 and 2003 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2004	2003	2002	2004	2003
Weighted-average discount rate	6.25%	6.50%	7.00%	6.25%	6.25%
Weighted-average rate of compensation increase	4.00%	5.00%	5.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	n/a	n/a

For 2004, the Company assumed a long-term rate of return on plan assets of 9.00%. In developing the 9.00% expected long-term rate of return assumption, the Company considered its historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

The Company’s pension plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005 are as follows:

	Percentage of Plan Assets		Target Allocation 2005
Asset Category	2004	2003
Equity securities	66%	61%	70%
Debt securities	20%	24%	20%
Other (money market mutual funds)	14%	15%	10%

Total	100%	100%	100%

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

NOTE 10 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2001	$1,428	$2,376	$120,080	$128,425	$—	$—
Net loss	—	—	—	(22,718)	—	—
Repayment of shareholder loan	—	—	92	—	—	—
Proceeds from stock options exercised	9	—	58	—	—	—
Proceeds from the sale of common stock, net	146	—	6,057	—	—	—
Dividends paid, $0.095 per share	—	—	—	(3,631)	—	—
Tax benefit of exercised stock options	—	—	93	—	—	—
Transfer of pension liability to Gaming	—	—	789	—	—	—
Change in minimum pension liability, net of income tax provision of $239	—	—	—	—	(330)	—
Conversion of Class A common stock to common stock	31	(31)	—	—	—	—
Cancellation of Gaming receivable	—	—	—	(9,520)	—	—
Debt paid down by Gaming at spin-off	—	—	—	45,000	—	—
Spin-off transaction	—	—	—	(107,821)	—	—

Balance at December 31, 2002	1,614	2,345	127,169	29,735	(330)	—
Net loss	—	—	—	(22,138)	—	—
Proceeds from stock options exercised	41	—	114	—	—	—
Dividends paid, $0.04 per share	—	—	—	(1,598)	—	—
Tax benefit of exercised stock options	—	—	500	—	—	—
Change in minimum pension liability, net of income tax provision of $72	—	—	—	—	(80)	—
Conversion of Class A common stock to common stock	1	(1)	—	—	—	—

Balance at December 31, 2003	1,656	2,344	127,783	5,999	(410)	—
Net earnings	—	—	—	2,440	—	—
Dividends paid, $0.04 per share	—	—	—	(1,605)	—	—
Proceeds from stock options exercised	8	—	311	—	—	—
Tax benefit of exercised stock options	—	—	6	—	—	—
Issuance of restricted stock awards	11	—	442	—	—	(453)
Amortization of deferred compensation	—	—	—	—	—	51
Adjusted tax effect of change in minimum pension liability	—	—	—	—	(117)	—
Conversion of Class A common stock to common stock	20	(20)	—	—	—	—

Balance at December 31, 2004	$1,695	$2,324	$128,542	$6,834	$(527)	$(402)

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

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of December 31, 2004, there have been no repurchases of outstanding common stock pursuant to the authorization.

On January 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend was paid on March 10, 2005 to shareholders of record at the close of business on February 10, 2005.

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,179,801 shares of common stock were outstanding under the 1996 Plan as of December 31, 2004. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the year ended December 31, 2004, the Company issued 109,000 shares of restricted stock to certain officers and key employees. The aggregate market value of the restricted stock at the date of issuance was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of December 31, 2004, there were 1,391,000 shares available for granting options or stock awards under the 2004 Plan.

Historically, certain Gaming employees participated in the Company’s stock option plan. In conjunction with the spin-off from the Company, Gaming adopted a stock option plan for its employees. Following the spin-off, grants to purchase 125,000 shares of common stock under the Company’s plan held by Gaming employees were cancelled and replaced with Gaming stock option grants. Additionally, all of the Company’s outstanding stock options were adjusted to obtain the same relative ratio of the exercise price to market value on a post spin-off basis. Vesting provisions, option periods and all other applicable terms and conditions remained the same.

Option activity related to the 1996 Plan was as follows:

	December 31,
	2004	2003	2002
Number of options:
Outstanding at beginning of year	1,445,560	1,575,922	962,742
Granted	—	382,000	331,000
Exercised	(83,528)	(402,246)	(85,000)
Expired	(182,231)	(110,116)	(66,000)
Cancelled	—	—	(125,000)
Spin-off adjustments	—	—	558,180

Outstanding at end of year	1,179,801	1,445,560	1,575,922

Exercisable at end of year	550,447	584,605	941,804

Weighted average exercise price:
Options granted	$—	$4.63	$7.17
Options exercised	$3.82	$0.38	$0.78
Options outstanding	$5.70	$5.39	$4.16
Options exercisable	$5.81	$5.14	$2.79

As of December 31, 2004, 2003 and 2002, there were 460,661, 278,430 and 550,314 shares, respectively, available under the 1996 Plan for granting stock options.

The following table summarizes information about the stock options outstanding under the 1996 Plan as of December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$3.47-$5.45	751,201	$4.92	4.25yrs	322,650	$5.04
$6.56-$7.24	428,600	$7.06	4.19yrs	227,797	$6.91

	1,179,801	$5.70	4.23yrs	550,447	$5.81

NOTE 11 – Related Party Transactions

During the years ended December 31, 2004, 2003 and 2002, Gaming allocated costs of $1,241,000, $1,969,000 and $495,000, respectively, to DVD for certain administrative and operating services, including DVD’s use of office space. Additionally, DVD allocated costs of $116,000 to Gaming for the year ended December 31, 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s 2004 and 2003 NASCAR event weekends at Dover International Speedway, Gaming provided certain catering services for which the Company was invoiced $933,000 and $443,000, respectively. The Company invoiced Gaming $238,000 and $206,000 during 2004 and 2003, respectively, for tickets purchased to the events and other event related items. As of December 31, 2004 and 2003, DVD’s consolidated balance sheet includes a $2,000 payable to and $96,000 receivable from Gaming, respectively, for the aforementioned items. The Company has since settled the payable in the first quarter of 2005. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 12 – Commitments and Contingencies

The Company leases certain land at Gateway with leases expiring at various dates through 2070. The Company also leases certain land, buildings and equipment at its other facilities with leases expiring at various dates through 2010. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $578,000, $460,000 and $327,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The minimum lease payments due under these leases are as follows:

2005	$513,000
2006	$311,000
2007	$279,000
2008	$191,000
2009	$174,000
Thereafter	$4,070,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at December 31, 2004. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2004 and 2003, $936,000 and $1,135,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $7,315,000.

The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

NOTE 13 – Quarterly Results – (unaudited)

	March 31	June 30	September 30	December 31 (a)
Year Ended December 31, 2004
Revenues	$1,160,000	$50,888,000	$38,402,000	$3,167,000
Operating (loss) earnings	$(7,250,000)	$13,565,000	$11,393,000	$(8,532,000)
Net (loss) earnings	$(3,186,000)	$5,163,000	$4,136,000	$(3,673,000)
Net (loss) earnings per common share – basic	$(0.08)	$0.13	$0.10	$(0.09)

Net (loss) earnings per common share – diluted	$(0.08)	$0.13	$0.10	$(0.09)

Year Ended December 31, 2003
Revenues	$3,967,000	$47,849,000	$38,207,000	$3,603,000
Operating (loss) earnings	$(8,740,000)	$11,531,000	$7,302,000	$(29,367,000)
Net (loss) earnings	$(4,993,000)	$5,023,000	$4,465,000	$(26,633,000)
Net (loss) earnings per common share – basic	$(0.13)	$0.13	$0.11	$(0.67)

Net (loss) earnings per common share – diluted	$(0.13)	$0.13	$0.11	$(0.67)

(a)	The Company recorded $900,000 related to the settlement of a contractual dispute with a vendor in the fourth quarter of 2003. Additionally, the Company recorded impairment charges of $21,331,000 in the fourth quarter of 2003. Of the total, $13,362,000 related to the impairment of goodwill and $7,969,000 related to the impairment of long-lived assets other than goodwill.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.