Form 10-Q
period 2005-03-31
DOVER MOTORSPORTS INC
filed 2005-05-03
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,061,426 shares
Class A Common Stock -	23,240,185 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Admissions	$1,203	$88
Event-related	1,107	538
Broadcasting	631	—
Other	608	534

	3,549	1,160

Expenses:
Operating and marketing	4,746	2,325
General and administrative	3,533	3,693
Depreciation and amortization	2,426	2,392

	10,705	8,410

Operating loss	(7,156)	(7,250)

Interest income	4	2
Interest expense	(936)	(1,139)

Loss before income tax benefit	(8,088)	(8,387)

Income tax benefit	4,206	5,201

Net loss	$(3,882)	$(3,186)

Net loss per common share:
Basic	$(0.10)	$(0.08)

Diluted	$(0.10)	$(0.08)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$499	$134
Accounts receivable	11,952	3,894
Inventories	302	223
Prepaid expenses and other	5,768	2,727
Income taxes receivable	38	—
Deferred income taxes	781	781

Total current assets	19,340	7,759

Property and equipment, net	228,555	224,973
Restricted cash	1,925	3,571
Other assets, net	1,349	1,385
Deferred income taxes	46	46
Goodwill	8,521	8,521

Total assets	$259,736	$246,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$1,947
Accrued liabilities	4,508	5,550
Payable to Dover Downs Gaming & Entertainment, Inc.	17	2
Income taxes payable	—	324
Current portion of long-term debt	875	805
Deferred revenue	33,401	11,663

Total current liabilities	39,751	20,291

Notes payable to banks	30,000	27,000
Long-term debt	16,809	17,684
Other liabilities	42	64
Deferred income taxes	38,906	42,750

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; issued and outstanding: March 31, 2005-17,061,426 shares; December 31, 2004-16,946,426 shares	1,706	1,695
Class A common stock, $0.10 par value; 55,000,000 shares authorized; issued and outstanding: March 31, 2005-23,240,185 shares; December 31, 2004-23,240,185 shares	2,324	2,324
Additional paid-in capital	129,201	128,542
Retained earnings	2,549	6,834
Accumulated other comprehensive loss	(527)	(527)
Deferred compensation	(1,025)	(402)

Total stockholders’ equity	134,228	138,466

Total liabilities and stockholders’ equity	$259,736	$246,255

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(3,882)	$(3,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,426	2,392
Amortization of credit facility fees	36	98
Amortization of deferred compensation	47	—
Deferred income taxes	(3,844)	(4,840)
Changes in assets and liabilities:
Accounts receivable	(8,058)	(7,357)
Inventories	(79)	(84)
Prepaid expenses and other	(2,957)	(3,193)
Income taxes receivable/payable	(362)	5,436
Accounts payable	(997)	(535)
Accrued liabilities	(1,042)	(1,210)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	15	99
Deferred revenue	21,738	21,092
Other liabilities	(22)	(21)

Net cash provided by operating activities	3,019	8,691

Investing activities:
Capital expenditures	(5,987)	(799)
Restricted cash	1,646	1,623

Net cash (used in) provided by investing activities	(4,341)	824

Financing activities:
Borrowings from notes payable to banks	8,400	4,420
Repayments on notes payable to banks	(5,400)	(11,485)
Repayments of long-term debt	(805)	(744)
Credit facility origination and amendment fees	(105)	(318)
Dividends paid	(403)	(400)

Net cash provided by (used in) financing activities	1,687	(8,527)

Net increase in cash and cash equivalents	365	988
Cash and cash equivalents, beginning of period	134	3,348

Cash and cash equivalents, end of period	$499	$4,336

Supplemental information:
Interest paid	$1,329	$1,399

Income tax refunds, net of payments	$—	$(5,797)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 11, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to the seasonal nature of the Company’s business.

NOTE 2 - Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate five motorsports tracks (four permanent facilities and one temporary circuit) in four states and are scheduled to promote 16 major events during 2005 under the auspices of four of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”), the National Hot Rod Association (“NHRA”) and the Champ Car World Series (“CCWS”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee. The Company also organizes and promotes the Toyota Grand Prix of Long Beach in California.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $58,418,000 and $56,606,000 as of March 31, 2005 and December 31, 2004, respectively.

Revenue recognition—The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes revenues from the Company’s grandstand rental business and other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $99,000 of total revenues for the three months ended March 31, 2005. There were no barter transactions recorded as revenues for the three months ended March 31, 2004.

We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in June and September.

Under the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which the Company records as operating expenses.

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

Advertising expenses were $258,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2005	2004
Basic EPS	40,078,000	39,994,000
Effect of dilutive securities	—	—

Diluted EPS	40,078,000	39,994,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three months ended March 31, 2005 and 2004, options to purchase 1,179,801 and 1,429,560 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the three months ended March 31, 2005, 224,000 shares of unvested restricted stock awards were not included in the computation of diluted EPS as they would also have been anti-dilutive. There were no outstanding unvested restricted stock awards during the three months ended March 31, 2004.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the three months ended March 31, 2005 and 2004. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(3,882,000)	$(3,186,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	47,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(180,000)	(162,000)

Pro forma net loss	$(4,015,000)	$(3,348,000)

Net loss per common share:
Basic – as reported	$(0.10)	$(0.08)
Basic – pro forma	$(0.10)	$(0.08)

Diluted – as reported	$(0.10)	$(0.08)
Diluted – pro forma	$(0.10)	$(0.08)

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of notes payable to banks at March 31, 2005 and December 31, 2004 approximates its fair value based on interest rates available on similar borrowings. At March 31, 2005 and December 31, 2004, the Company’s long-term debt had carrying values of $17,684,000 and $18,489,000, respectively, and estimated fair values of $19,369,000 and $20,596,000, respectively. The fair values were determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net loss.

Recent accounting pronouncements—In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretations that the Company currently uses. The Company would have been required to adopt Statement No. 123R beginning in the third quarter of 2005; however, on April 14, 2005 the United States Securities and Exchange Commission (“SEC”) announced that adoption of Statement No. 123R would be delayed until the first quarter of 2006 for calendar year companies. The Company has not yet determined the impact of applying the various provisions of Statement No. 123R.

NOTE 4 – Indebtedness

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Notes payable to banks	$30,000,000	$27,000,000
SWIDA bonds	17,684,000	18,489,000

	47,684,000	45,489,000
Less current portion	(875,000)	(805,000)

	$46,809,000	$44,684,000

The Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. Provisions of the credit facility adjusted the commitment to $67,000,000 effective November 1, 2004, and will adjust it to $64,000,000 on November 1, 2005 and to $60,000,000 on November 1, 2006. The facility, which replaced the Company’s previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio.

The terms of the credit facility, as amended effective February 16, 2005, contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $30,000,000 outstanding under the facility at March 31, 2005, at a weighted average interest rate of 5.8%. After consideration of stand-by letters of credit outstanding, borrowings of $12,089,000 were available pursuant to the facility at March 31, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

In 1996, the Company’s wholly owned subsidiary, Grand Prix Association of Long Beach, Inc. (“Grand Prix”), entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,684,000 was outstanding at March 31, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2005, $1,925,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $411,000 and $428,000 for the three months ended March 31, 2005 and 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2005	2004
Service cost	$82,000	$61,000
Interest cost	70,000	60,000
Expected return on plan assets	(69,000)	(61,000)
Recognized net actuarial loss	22,000	20,000
Net amortization	6,000	6,000

	$111,000	$86,000

The Company expects to contribute approximately $400,000 to its pension plans in 2005, of which $200,000 was contributed during the three months ended March 31, 2005.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at Dec. 31, 2004	$1,695,000	$2,324,000	$128,542,000	$6,834,000	$(527,000)	$(402,000)
Net loss	—	—	—	(3,882,000)	—	—
Dividends paid, $0.01 per share	—	—	—	(403,000)	—	—
Issuance of restricted stock awards	11,000	—	659,000	—	—	(670,000)
Amortization of deferred compensation	—	—	—	—	—	47,000

Balance at March 31, 2005	$1,706,000	$2,324,000	$129,201,000	$2,549,000	$(527,000)	$(1,025,000)

On April 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on June 10, 2005 to shareholders of record at the close of business on May 10, 2005.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of March 31, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,179,801 shares of common stock were outstanding under the 1996 Plan as of March 31, 2005. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the three months ended March 31, 2005, the Company issued 115,000 shares of restricted stock to certain officers and key employees at a fair-market value of $5.82 per share on the grant date and no shares were forfeited. The aggregate market value of the restricted stock at the date of issuance was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of March 31, 2005, there were 1,276,000 shares available for granting options or stock awards under the 2004 Plan.

NOTE 7 - Related Party Transactions

During the three months ended March 31, 2005 and 2004, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $477,000 and $256,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $24,000 and $29,000 to Gaming for the three months ended March 31, 2005 and 2004, respectively. The allocations were based on an analysis of each company’s share of the costs. In connection with DVD’s June 2005 NASCAR event weekend, DVD invoiced Gaming $60,000 during the three months ended March 31, 2005 for certain services related to the event. As of March 31, 2005, DVD’s consolidated balance sheet includes a $17,000 payable to Gaming, respectively, for the aforementioned items. The Company has since settled the payable in the second quarter of 2005. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of the Company’s Board of Directors, controls in excess of fifty percent of the voting power of the Company. This means that Mr. Tippie has the ability to determine the outcome of the election of directors at the Company and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of the Company’s voting power.

Mr. Tippie’s voting control with respect to the Company emanates from his personal holdings of Common Stock and Class A Common Stock and from his status as executor of the Estate of John W. Rollins, the Company’s largest stockholder. As of March 31, 2005, Mr. Tippie has control over approximately 53.6% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 8 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at March 31, 2005. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2005 and December 31, 2004, $1,768,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $7,090,000.

During the first quarter of 2005, certain parcels of property adjacent to our Dover facility became available for sale. The Company purchased all but one of these parcels for approximately $5,000,000 and has an agreement to purchase the remaining parcel for $700,000. The seller of that parcel has defaulted on his obligations under the agreement and we recently filed suit against the seller to compel specific performance.

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

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes revenues from the Company’s grandstand rental business and other miscellaneous revenues.

Admissions revenue was $1,203,000 in the first quarter of 2005 as compared to $88,000 in the first quarter of 2004. The Company promoted a NASCAR Busch Series event at its Nashville Superspeedway facility in the first quarter of 2005, while this event was promoted in the second quarter of 2004. No major events were promoted in the first quarter of 2004.

Event-related revenue was $1,107,000 in the first quarter of 2005 as compared to $538,000 in the first quarter of 2004, and broadcasting revenue was $631,000 in the first quarter of 2005 with no similar revenue in the first quarter of 2004, also due to the timing of the NASCAR Busch Series event at Nashville Superspeedway.

Other revenue was $608,000 in the first quarter of 2005 as compared to $534,000 in the first quarter of 2004. The $74,000 increase primarily related to additional revenues from the Company’s grandstand rental business.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $99,000 of total revenues for the three months ended March 31, 2005. There were no barter transactions recorded as revenues for the three months ended March 31, 2004.

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

Operating and marketing expenses increased by $2,421,000. The Company promoted a NASCAR Busch Series event at its Nashville Superspeedway facility in the first quarter of 2005, while this event was promoted in the second quarter of 2004. No major events were promoted in the first quarter of 2004.

General and administrative expenses decreased by $160,000 to $3,533,000 from $3,693,000 in the first quarter of 2004. The decrease was due mainly to the closure of the St. Petersburg and Denver offices in April 2004, which incurred expenses of $253,000 in the first quarter of 2004. Partially offsetting this decrease was an increase in fringe benefit expenses and audit expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense remained consistent between the first quarter of 2005 and the first quarter of 2004 at $2,426,000 and $2,392,000, respectively.

Net interest expense decreased by $205,000 in the first quarter of 2005 as compared to the first quarter of 2004, primarily as a result of the decrease in average outstanding borrowings on the Company’s credit facilities and lower bank fees in the first quarter of 2005 as compared to the first quarter of 2004.

The Company reported a loss before income tax benefit of $8,088,000 in the first quarter of 2005 as compared to $8,387,000 in the first quarter of 2004. The $299,000 improvement was due mainly to the operating results from the promotion of a NASCAR Busch Series event at the Company’s Nashville Superspeedway facility during the quarter and the decrease in general and administrative expenses and net interest expense. Partially offsetting these improvements were increases in operating expenses associated with non-major motorsports events promoted in the first quarter of 2005.

The Company’s effective income tax rates for the first quarter ended March 31, 2005 and 2004 were 52.0% and 62.0%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the Company’s estimated annual consolidated pre-tax earnings for 2005 as compared to 2004.

The Company reported a net loss of $3,882,000 in the first quarter of 2005 as compared to $3,186,000 in the first quarter of 2004. The increased net loss resulted primarily from a decrease in the income tax benefit recorded by the

Company in the first quarter of 2005 from applying a lower effective income tax rate. Partially offsetting the effect of income taxes was the aforementioned improvement in operating results from the promotion of a NASCAR Busch Series event at the Company’s Nashville Superspeedway facility during the first quarter of 2005 and the decrease in general and administrative expenses and net interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,019,000 for the three months ended March 31, 2005 as compared to $8,691,000 for the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to the receipt of a $6,156,000 income tax refund in 2004.

Net cash used in investing activities was $4,341,000 for the three months ended March 31, 2005 as compared to net cash provided by investing activities of $824,000 for the three months ended March 31, 2004. Capital expenditures were $5,987,000 in the first quarter of 2005, up from $799,000 in the first quarter of 2004, and related to the purchase of property adjacent to our Dover facility and continued work on the installation of SAFER barriers at the Company’s fixed facility tracks.

Net cash provided by financing activities was $1,687,000 for the three months ended March 31, 2005 as compared to net cash used in financing activities of $8,527,000 for the three months ended March 31, 2004. Net cash provided by financing activities in the first quarter of 2005 primarily related to additional net borrowings under the Company’s revolving credit agreement. Net cash used in the first quarter of 2004 primarily related to net repayments of borrowings under the Company’s revolving credit agreement. The Company paid $403,000 in regular quarterly cash dividends for the three months ended March 31, 2005 as compared to $400,000 for the three months ended March 31, 2004.

The Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $70,000,000 revolving credit agreement with a bank group that expires February 19, 2007. Provisions of the credit facility adjusted the commitment to $67,000,000 effective November 1, 2004, and will adjust it to $64,000,000 on November 1, 2005 and to $60,000,000 on November 1, 2006. The facility, which replaced the Company’s previous revolving credit facility, provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio.

The terms of the credit facility, as amended effective February 16, 2005, contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $30,000,000 outstanding under the facility at March 31, 2005, at a weighted average interest rate of 5.8%. After consideration of stand-by letters of credit outstanding, borrowings of $12,089,000 were available pursuant to the facility at March 31, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Cash provided by operating activities, less maintenance of a dividend, is expected to generate between $12,000,000-$14,000,000 in excess cash in 2005, which we expect to use to reduce indebtedness and for capital expenditures. Based on current business conditions, the Company expects to make additional capital expenditures of approximately $3,000,000-$4,000,000 through December 31, 2005. These expenditures primarily relate to the installation of SAFER barriers at the Company’s fixed facility tracks and other fan amenities. During the first quarter of 2005, certain parcels of property adjacent to our Dover facility became available for sale. The Company purchased all but one of these parcels for approximately $5,000,000 and has an agreement to purchase the remaining parcel for $700,000. The seller of that parcel has defaulted on his obligations under the agreement and we recently filed suit against the seller to compel specific performance. Additionally, the Company expects to contribute approximately $400,000 to its pension plans in 2005, of which $200,000 was contributed in the first quarter of 2005. We expect continued cash flows from operating activities and funds available from our credit agreement to also provide for long-term liquidity.

On April 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on June 10, 2005 to shareholders of record at the close of business on May 10, 2005.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at March 31, 2005. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2005 and December 31, 2004, $1,768,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Grand Prix, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,684,000 was outstanding at March 31, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Grand Prix for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2005, $1,925,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Grand Prix. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $411,000 and $428,000 for the three months ended March 31, 2005 and 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Goodwill

The Company has made acquisitions in the past that included goodwill and when necessary, the Company has recorded impairment losses related to such. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows.

The Company completed its 2004 annual assessment of goodwill in November 2004 and determined that there was no impairment loss related to its goodwill as of that date. There are many assumptions and estimates underlying the assessment of goodwill. Another estimate using different, but still reasonable, assumptions could produce a significantly different result that could require the Company to record an impairment charge related to its goodwill. At March 31, 2005, the goodwill balance was $8,521,000. Since the majority of our goodwill is associated with Grand Prix, which has historically promoted a CCWS-sanctioned event, any material adverse events impacting CCWS could cause additional impairment losses to be recorded in the future. Our sanction agreement with CCWS expired in 2005 and we are in discussions with CCWS and other sanctioning bodies relative to the sanctioning of our 2006 event. The Company expects a favorable outcome to these discussions during the second quarter of 2005. An unfavorable result to these discussions relative to previous agreements could cause additional impairment losses to be recorded.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $157,000 in the first quarter of 2005 to $3,713,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL, NHRA and CCWS. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. Our sanction agreement with CCWS for the Grand Prix of Long Beach event expired in 2005 and we are in discussions with CCWS and other sanctioning bodies relative to the sanctioning of our 2006 event. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, broadcast rights, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our revenues is derived from the broadcast revenues received through the arrangements that NASCAR has made with various broadcast media, many of which expire in 2006. The success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Long Beach Event Depends On City Permits And Good Relationships With City Officials

In order to conduct the Grand Prix of Long Beach, we must obtain an annual permit from the City of Long Beach to hold the race on city streets. Although Grand Prix has operated a racing event on the streets of Long Beach for thirty-one years, there can be no assurance that this event will continue to be held or be successful. Our ability to conduct the Grand Prix of Long Beach requires that we maintain excellent relationships with the host city and its officials.

Grand Prix’s Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

In order to finance the redevelopment of Gateway International Raceway, Grand Prix entered into a loan agreement with SWIDA, which agreed to fund a loan to Grand Prix by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Grand Prix. Grand Prix issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Grand Prix is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Grand Prix has received certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Grand Prix’s debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding on March 31, 2005. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2005 and December 31, 2004, $1,768,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Our Goodwill May Become Further Impaired In The Future And Require A Write Down To Comply With Accounting Standards

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002 and as a result recorded a non-cash charge of $28,606,000 associated with the goodwill of Grand Prix as a cumulative effect of accounting change in 2002. Additionally, the Company completed its 2003 annual assessment of goodwill in November 2003 which resulted in the impairment of $13,362,000 of additional goodwill. Even after these charges, $8,521,000, or 3.3%, of our total assets as of March 31, 2005, consists of goodwill. Although our November 2004 assessment of goodwill indicated that our goodwill was not impaired, if in the future the application of the test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to record the amount of the reduction in goodwill as a non-cash charge against operating earnings which would also reduce our stockholders’ equity.

Our sanction agreement with CCWS expired in 2005 and we are in discussions with CCWS and other sanctioning bodies relative to the sanctioning of our 2006 event. The Company expects a favorable outcome to these discussions during the second quarter of 2005. An unfavorable result to these discussions relative to previous agreements could cause additional impairment losses to be recorded.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying value of DVD’s notes payable to banks approximates its fair value at March 31, 2005. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $30,000,000 at March 31, 2005 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at March 31, 2005 would cause a change in total annual interest costs of $300,000. At March 31, 2005, the Company’s long-term debt had a carrying value of $17,684,000 and an estimated fair value of $19,369,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,500,000 was outstanding at March 31, 2005. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of March 31, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 27, 2005, Denis McGlynn, Kenneth K. Chalmers and Jeffrey W. Rollins were re-elected as directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were Patrick J. Bagley, John W. Rollins, Jr., R. Randall Rollins, Henry B. Tippie and Eugene W. Weaver.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of Denis McGlynn	239,304,758	—	195,347	10,187,171
Election of Kenneth K. Chalmers	239,259,705	—	240,400	10,187,171
Election of Jeffrey W. Rollins	239,235,999	—	264,106	10,187,171

Item 5. Other Information

None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 3, 2005	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance and Chief Financial Officer and Director