Form 10-Q
period 2005-06-30
DOVER MOTORSPORTS INC
filed 2005-08-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 29, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,065,426 shares
Class A Common Stock -	23,230,185 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Admissions	$16,753	$17,806	$17,956	$17,894
Event-related	11,712	12,832	12,819	13,368
Broadcasting	13,370	12,505	14,001	12,505
Other	19	20	151	40

	41,854	43,163	44,927	43,807

Expenses:
Operating and marketing	20,662	23,985	24,930	25,741
General and administrative	3,297	3,286	6,390	6,330
Depreciation and amortization	2,351	2,295	4,667	4,578

	26,310	29,566	35,987	36,649

Operating earnings	15,544	13,597	8,940	7,158

Interest income	4	482	8	484
Interest expense	(749)	(954)	(1,685)	(2,093)

Earnings from continuing operations before income taxes	14,799	13,125	7,263	5,549

Income taxes	7,471	7,957	3,462	3,039

Earnings from continuing operations	7,328	5,168	3,801	2,510

Earnings (loss) from discontinued operation, net of income taxes of $3,771 and $3,574 for the three and six months ended June 30, 2005, respectively, and income tax benefits of $27 and $310 for the three and six months ended June 30, 2004, respectively	956	(5)	601	(533)

Net earnings	$8,284	$5,163	$4,402	$1,977

Earnings per common share – basic:
Continuing operations	$0.19	$0.13	$0.10	$0.06
Discontinued operation	0.02	—	0.01	(0.01)

Net earnings	$0.21	$0.13	$0.11	$0.05

Earnings per common share – diluted:
Continuing operations	$0.19	$0.13	$0.10	$0.06
Discontinued operation	0.02	—	0.01	(0.01)

Net earnings	$0.21	$0.13	$0.11	$0.05

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,884	$134
Accounts receivable	14,128	2,336
Inventories	251	208
Prepaid expenses and other	4,479	1,812
Receivable from Dover Downs Gaming & Entertainment, Inc.	14	—
Deferred income taxes	556	675
Current assets of discontinued operation	163	2,593

Total current assets	22,475	7,758

Property and equipment, net	224,885	220,949
Restricted cash	1,957	3,571
Other assets, net	1,313	1,385
Deferred income taxes	46	46
Goodwill	2,487	2,487
Non-current assets of discontinued operation	—	12,054

Total assets	$253,163	$248,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,115	$1,898
Accrued liabilities	5,178	5,323
Payable to Dover Downs Gaming & Entertainment, Inc.	—	2
Income taxes payable	12	324
Current portion of long-term debt	875	805
Deferred revenue	20,967	9,306
Current liabilities of discontinued operation	811	2,633

Total current liabilities	31,958	20,291

Notes payable to banks	14,100	27,000
Long-term debt	16,810	17,684
Other liabilities	42	64
Deferred income taxes	48,081	44,745

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,065,426 and 16,946,426, respectively	1,707	1,695
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 23,230,185 and 23,240,185, respectively	2,323	2,324
Additional paid-in capital	129,167	128,542
Retained earnings	10,429	6,834
Accumulated other comprehensive loss	(527)	(527)
Deferred compensation	(927)	(402)

Total stockholders’ equity	142,172	138,466

Total liabilities and stockholders’ equity	$253,163	$248,250

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net earnings	$4,402	$1,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,667	4,578
Amortization of credit facility fees	78	154
Amortization of deferred compensation	111	13
Deferred income taxes	3,455	2,075
(Earnings) loss of discontinued operation, net	(601)	533
Changes in assets and liabilities:
Accounts receivable	(11,792)	(12,727)
Inventories	(43)	(80)
Prepaid expenses and other	(2,606)	(2,269)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(16)	118
Accounts payable	2,217	3,907
Accrued liabilities	(145)	1,394
Income taxes payable/receivable	(312)	5,925
Deferred revenue	11,661	9,234
Other liabilities	(22)	(21)

Net cash provided by operating activities of continuing operations	11,054	14,811

Investing activities:
Capital expenditures	(7,822)	(1,645)
Proceeds from sale of discontinued operation, net of transaction costs	15,132	—
Restricted cash	1,614	1,576

Net cash provided by (used in) investing activities of continuing operations	8,924	(69)

Financing activities:
Borrowings from notes payable to banks	26,200	55,520
Repayments on notes payable to banks	(39,100)	(67,965)
Repayments of long-term debt	(804)	(744)
Credit facility origination and amendment fees	(105)	(318)
Dividends paid	(807)	(801)

Net cash used in financing activities of continuing operations	(14,616)	(14,308)

Net cash (used in) provided by discontinued operation	(2,612)	805

Net increase in cash and cash equivalents	2,750	1,239
Cash and cash equivalents, beginning of period	134	3,348

Cash and cash equivalents, end of period	$2,884	$4,587

Supplemental information:
Interest paid	$1,802	$1,800

Income taxes paid, net of (refunds)	$1,599	$(7,504)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 11, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to the seasonal nature of the Company’s business.

NOTE 2 - Business Operations

Dover Motorsports, Inc. is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and are scheduled to promote 15 major events during 2005 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee.

NOTE 3 – Discontinued Operation

On June 10, 2005, the Company completed the sale of substantially all of the assets used by its wholly owned subsidiary Midwest Racing, Inc. f/k/a Grand Prix Association of Long Beach, Inc. (“Midwest Racing”) for approximately $15.1 million, net of transaction costs, resulting in a pre-tax gain on the sale of approximately $5.1 million. These assets were used to promote Midwest Racing’s temporary circuit motorsports events and in its grandstand rental business. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$7,625,000	$7,725,000	$8,101,000	$8,241,000
Loss from operations before income taxes	$(416,000)	$(32,000)	$(968,000)	$(843,000)
Income tax benefit on operations	$(141,000)	$(27,000)	$(338,000)	$(310,000)
Gain on sale, net of income taxes of $3,912,000	$1,231,000	$—	$1,231,000	$—
Earnings (loss) from discontinued operation	$956,000	$(5,000)	$601,000	$(533,000)

As a result of the sale, the Company no longer promotes temporary circuit motorsports events and is no longer in the grandstand rental business.

NOTE 4 - Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of DVD and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $58,667,000 and $54,061,000 as of June 30, 2005 and December 31, 2004, respectively.

Revenue recognition—The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $577,000 and $676,000 of total revenues for the three and six months ended June 30, 2005, respectively, and $620,000 of total revenues for the three and six months ended June 30, 2004.

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

Advertising expenses were $954,000 and $1,212,000 for the three and six months ended June 30, 2005, and $1,483,000 and $1,494,000 for the three and six months ended June 30, 2004, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS	40,079,000	39,994,000	40,078,000	39,994,000
Effect of dilutive securities	138,000	37,000	115,000	20,000

Diluted EPS	40,217,000	40,031,000	40,193,000	40,014,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and six months ended June 30, 2005, options to purchase 428,601 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and six months ended June 30, 2004, options to purchase 1,180,000 and 1,305,000 shares of common stock, respectively, were excluded from the calculation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the three and six-month periods ended June 30, 2005 and 2004. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 7 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$8,284,000	$5,163,000	$4,402,000	$1,977,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	64,000	5,000	111,000	5,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(198,000)	(161,000)	(378,000)	(323,000)

Pro forma net earnings	$8,150,000	$5,007,000	$4,135,000	$1,659,000

Net earnings per common share:
Basic – as reported	$0.21	$0.13	$0.11	$0.05
Basic – pro forma	$0.20	$0.13	$0.10	$0.04

Diluted – as reported	$0.21	$0.13	$0.11	$0.05
Diluted – pro forma	$0.20	$0.13	$0.10	$0.04

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of notes payable to banks at June 30, 2005 and December 31, 2004 approximates its fair value based on interest rates available on similar borrowings. At June 30, 2005 and December 31, 2004, the Company’s long-term debt had carrying values of $17,685,000 and $18,489,000, respectively, and estimated fair values of $18,297,000 and $20,596,000, respectively. The fair values were determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

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

NOTE 5 – Indebtedness

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
Notes payable to banks	$14,100,000	$27,000,000
SWIDA bonds	17,685,000	18,489,000

	31,785,000	45,489,000
Less current portion	(875,000)	(805,000)

	$30,910,000	$44,684,000

At June 30, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $67,000,000 revolving credit agreement, as amended effective February 16, 2005, with a bank group that provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $14,100,000 outstanding under the facility at June 30, 2005, at a weighted average interest rate of 6.88%. After consideration of stand-by letters of credit outstanding, borrowings of $27,989,000 were available pursuant to the facility at June 30, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,685,000 was outstanding at June 30, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2005, $1,957,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $405,000 and $816,000 for the three and six months ended June 30, 2005, and $423,000 and $851,000 for the three and six months ended June 30, 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 6 – Pension Plans

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$96,000	$61,000	$178,000	$122,000
Interest cost	75,000	60,000	145,000	120,000
Expected return on plan assets	(82,000)	(61,000)	(151,000)	(122,000)
Recognized net actuarial loss	23,000	20,000	45,000	40,000
Net amortization	6,000	6,000	12,000	12,000

	$118,000	$86,000	$229,000	$172,000

The Company contributed $200,000 and $400,000 to its pension plans in the three and six-month periods ended June 30, 2005, which it believes is the full contribution that is required in 2005.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at Dec. 31, 2004	$1,695,000	$2,324,000	$128,542,000	$6,834,000	$(527,000)	$(402,000)
Net earnings	—	—	—	4,402,000	—	—
Dividends paid, $0.02 per share	—	—	—	(807,000)	—	—
Issuance of restricted stock awards, net of forfeitures	11,000	—	625,000	—	—	(636,000)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	111,000
Conversion of Class A common stock to common stock	1,000	(1,000)	—	—	—	—

Balance at June 30, 2005	$1,707,000	$2,323,000	$129,167,000	$10,429,000	$(527,000)	$(927,000)

On July 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend represents a 50% increase from the previously paid $0.01 per share. The dividend is payable on September 10, 2005 to shareholders of record at the close of business on August 10, 2005.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of June 30, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 1,179,801 shares of common stock were outstanding under the 1996 Plan as of June 30, 2005. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the six months ended June 30, 2005, the Company issued 115,000 shares of restricted stock to certain officers and key employees at a fair-market value of $5.82 per share on the grant date and 6,000 shares were forfeited. The aggregate market value of the restricted stock at the date of issuance was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of June 30, 2005, there were 1,282,000 shares available for granting options or stock awards under the 2004 Plan.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2005 and 2004, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $374,000 and $851,000, and $337,000 and $593,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $20,000 and $44,000, and $33,000 and $62,000, respectively, to Gaming for the three and six-month periods ended June 30, 2005 and 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with DVD’s June 2005 and 2004 NASCAR event weekends at Dover International Speedway, Gaming provided certain catering services for which the Company was invoiced $400,000 and $445,000, respectively. DVD invoiced Gaming $31,000 and $91,000, respectively, during the three and six-month periods ended June 30, 2005 for tickets purchased to the 2005 event and other event related items. In connection with DVD’s June 2004 NASCAR event weekend, DVD invoiced Gaming $131,000 during the three and six-month periods ended June 30, 2004 for tickets and other event related items. As of June 30, 2005, DVD’s consolidated balance sheet includes a $14,000 receivable from Gaming, respectively, for the aforementioned items. The Company received payment for the $14,000 receivable in the third quarter of 2005. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his personal holdings of Common Stock and Class A Common Stock and from his status as executor of the Estate of John W. Rollins, the Company’s largest stockholder. As of June 30, 2005, Mr. Tippie has control over approximately 53.6% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at June 30, 2005. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2005 and December 31, 2004, $1,539,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Results of Operations

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

The Company classifies its revenues as admissions, event-related revenue, broadcasting revenue and other revenue. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Admissions revenue was $16,753,000 in the second quarter of 2005 as compared to $17,806,000 in the second quarter of 2004. The $1,053,000 decrease primarily related to changes in our major motorsports events race schedule. The Company promoted six major events during the second quarter of 2005 as compared to eight during the second quarter of 2004. Of the two additional events that were held in the second quarter of 2004, which had admissions revenue of $1,121,000, one was held in the first quarter of 2005 and one is scheduled for the third quarter of 2005. Additionally, two events at the Company’s Gateway International Raceway facility were scheduled to occur in different quarters in 2005 as compared to 2004. The Busch series event that was promoted in the second quarter of 2004 was scheduled for the third quarter of 2005 and the Craftsman Truck series event that was promoted in the third quarter of 2004 was held in the second quarter of 2005. This schedule change resulted in a $566,000 decrease in admissions revenue in the second quarter of 2005 as compared to the second quarter of 2004 since the Craftsman Truck series event had lower ticket prices and fewer spectators than the Busch series event. These decreases were partially offset by an increase in attendance at the Company’s June NASCAR event weekend at Dover International Speedway.

Event-related revenue was $11,712,000 in the second quarter of 2005 as compared to $12,832,000 in the second quarter of 2004. The $1,120,000 decrease was primarily due to the aforementioned changes in our major motorsports events race schedule, partially offset by an increase in event-related revenue at the Company’s June NASCAR event weekend at Dover International Speedway from the higher attendance and corporate sponsorships.

Broadcasting revenue was $13,370,000 in the second quarter of 2005 as compared to $12,505,000 in the second quarter of 2004. The increase resulted primarily from a $2,044,000 increase in broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the second quarter of 2005. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. This increase was partially offset by the aforementioned changes in our major motorsports events race schedule.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $577,000 and $676,000 of total revenues for the three and six months ended June 30, 2005, respectively, and $620,000 of total revenues for the three and six months ended June 30, 2004.

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

Operating and marketing expenses decreased by $3,323,000, or 13.9%, in the second quarter of 2005 as compared to the second quarter of 2004. The decrease primarily related to changes in our major motorsports events race schedule. During the second quarter of 2005, the Company promoted six major events as compared to eight during the second quarter of 2004. Of the two additional events that were held in the second quarter of 2004, which had operating and marketing expenses of $3,324,000, one was held in the first quarter of 2005 and one is scheduled for the third quarter of 2005. Additionally, the aforementioned changes in Gateway International Raceway’s event schedule resulted in a $1,081,000 decrease in operating and marketing expenses in the second quarter of 2005 as compared to the second quarter of 2004. These decreases were partially offset by increases in operating and marketing expenses at the Company’s other motorsports events, most notably a $616,000 increase in sanction fees and purse expenses at the Company’s June NASCAR event weekend at Dover International Speedway.

General and administrative expenses remained consistent between the second quarter of 2005 and the second quarter of 2004 at $3,297,000 and $3,286,000, respectively. Higher wages, fringe benefit costs and outside contractor services in the second quarter of 2005 were partially offset by lower legal claim costs.

Depreciation and amortization expense remained consistent between the second quarter of 2005 and the second quarter of 2004 at $2,351,000 and $2,295,000, respectively.

Net interest expense was $745,000 in the second quarter of 2005 as compared to $472,000 in the second quarter of 2004. In May 2004 the Company received $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. During the second quarter of 2005 the Company’s average outstanding borrowings on its credit facilities decreased and it reversed $128,000 of interest that was accrued in 2004 related to a judgment that was settled in 2005 for less than originally anticipated.

The Company reported earnings from continuing operations before income taxes of $14,799,000 in the second quarter of 2005 as compared to $13,125,000 in the second quarter of 2004. The $1,674,000 increase was due mainly to an improvement in operating results for five of the six major events promoted by the Company during the second quarter of 2005 and the aforementioned changes in our major events race schedule.

The Company’s effective income tax rates related to continuing operations for the second quarter ended June 30, 2005 and 2004 were 50.5% and 60.6%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the Company’s estimated annual consolidated pre-tax earnings for 2005 as compared to 2004.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Admissions revenue was $17,956,000 in the first six months of 2005 as compared to $17,894,000 in the first six months of 2004. The Company promoted seven major events during the first six months of 2005 as compared to eight during the first six months of 2004. The increase in admissions revenue was primarily due to an increase in attendance at the Company’s June NASCAR event weekend at Dover International Speedway. Partially offsetting these increases was a decrease in admissions revenue due to changes in our major motorsports events race schedule. The Craftsman Truck series event at the Company’s Memphis Motorsports Park facility was promoted in the second quarter of 2004; however, it was scheduled for the third quarter of 2005. Additionally, the aforementioned changes in Gateway International Raceway’s event schedule resulted in a $566,000 decrease in admissions revenue in the first six months of 2005 as compared to the first six months of 2004 since the Craftsman Truck series event had lower ticket prices and fewer spectators than the Busch series event.

Event-related revenue was $12,819,000 in the first six months of 2005 as compared to $13,368,000 in the first six months of 2004. The $549,000 decrease was primarily due to the aforementioned changes in our major motorsports events race schedule, partially offset by an increase in event-related revenue at the Company’s June NASCAR event weekend at Dover International Speedway from the higher attendance and corporate sponsorships.

Broadcasting revenue was $14,001,000 in the first six months of 2005 as compared to $12,505,000 in the first six months of 2004. The increase resulted primarily from a $1,947,000 increase in television broadcasting rights related to the Company’s June NASCAR event weekend at Dover International Speedway. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. This increase was partially offset by the aforementioned changes in our major motorsports events race schedule.

Operating and marketing expenses decreased by $811,000, or 3.2%, in the first six months of 2005 as compared to the first six months of 2004. The decrease primarily related to changes in our major motorsports events race schedule. During the first six months of 2005, the Company promoted seven major events as compared to eight during the first six months of 2004. The additional event that was held in the second quarter of 2004 and is scheduled for the third quarter of 2005 had operating and marketing expenses of $1,033,000 in 2004. Additionally, the aforementioned changes in Gateway International Raceway’s event schedule resulted in a $1,081,000 decrease in operating and marketing expenses in the first six months of 2005 as compared to the first six months of 2004. These decreases were partially offset by increases in operating and marketing expenses at the Company’s other motorsports events, most notably a $616,000 increase in sanction fees and purse expenses at the Company’s June NASCAR event weekend at Dover International Speedway.

General and administrative expenses remained consistent between the first six months of 2005 and the first six months of 2004 at $6,390,000 and $6,330,000, respectively. Higher wages, fringe benefit costs and outside contractor services in the second quarter of 2005 were partially offset by lower legal claim costs.

Depreciation and amortization expense remained consistent between the first six months of 2005 and the first six months of 2004 at $4,667,000 and $4,578,000, respectively.

Net interest expense was $1,677,000 in the first six months of 2005 as compared to $1,609,000 in the first six months of 2004. In May 2004 the Company received $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. During the first six months of 2005 the Company’s average outstanding borrowings on its credit facilities decreased and it reversed $128,000 of interest that was accrued in 2004 related to a judgment that was settled in 2005 for less than originally anticipated.

The Company reported earnings from continuing operations before income taxes of $7,263,000 in the first six months of 2005 as compared to $5,549,000 in the first six months of 2004. The $1,714,000 increase was due mainly to an improvement in operating results for six of the seven major events promoted by the Company during the first six months of 2005 and the aforementioned changes in our major events race schedule.

The Company’s effective income tax rates related to continuing operations for the six months ended June 30, 2005 and 2004 were 47.7% and 54.8%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the Company’s estimated annual consolidated pre-tax earnings for 2005 as compared to 2004.

Liquidity and Capital Resources

Net cash provided by operating activities of continuing operations was $11,054,000 for the six months ended June 30, 2005 as compared to $14,811,000 for the six months ended June 30, 2004. The decrease in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to the receipt of $8,698,000 of income tax refunds in 2004 and the timing of certain payments to vendors. Partially offsetting this decrease was an increase in earnings from continuing operations before depreciation and amortization from $7,255,000 for the six months ended June 30, 2004 to $8,657,000 for the six months ended June 30, 2005, the timing of invoicing to and receipts from customers, and the increase in deferred revenue as a result of greater advance ticket and sponsorship sales to our September event at Dover International Speedway as compared to the same period in the prior year and the aforementioned scheduling of two events at our Gateway International Raceway facility.

Net cash provided by investing activities of continuing operations was $8,924,000 for the six months ended June 30, 2005 as compared to net cash used in investing activities of $69,000 for the six months ended June 30, 2004. Capital expenditures were $7,822,000 in the first six months of 2005, up from $1,645,000 in the first six months of 2004, and related to the purchase of property adjacent to our Dover facility for $5,700,000 and continued work on the installation of SAFER barriers at the Company’s tracks. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 for the six months ended June 30, 2005.

Net cash used in financing activities of continuing operations was $14,616,000 for the six months ended June 30, 2005 as compared to $14,308,000 for the six months ended June 30, 2004. The increase in net cash used in financing activities of continuing operations in 2005 compared to 2004 was primarily due to higher net repayments of borrowings under our credit facility in the first six months of 2005. The Company paid $807,000 in regular quarterly cash dividends for the six months ended June 30, 2005 as compared to $801,000 for the six months ended June 30, 2004.

At June 30, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $67,000,000 revolving credit agreement, as amended effective February 16, 2005, with a bank group that provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 210 and 510 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between 37.5 and 237.5 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility is secured by a first priority perfected security interest and lien on all available assets owned by the Company and its subsidiaries. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $14,100,000 outstanding under the facility at June 30, 2005, at a weighted average interest rate of 6.88%. After consideration of stand-by letters of credit outstanding, borrowings of $27,989,000 were available pursuant to the facility at June 30, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Cash provided by operating activities, less maintenance of a dividend, is expected to generate between $12,000,000-$14,000,000 in excess cash in 2005, which we expect to use to reduce indebtedness and for capital expenditures. Based on current business conditions, the Company expects to make additional capital expenditures of approximately $1,500,000-$2,000,000 through December 31, 2005. These expenditures primarily relate to the installation of SAFER barriers at the Company’s race facilities and other fan amenities. We expect continued cash flows from operating activities and funds available from our credit agreement to also provide for long-term liquidity.

On July 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend represents a 50% increase from the previously paid $0.01 per share. The dividend is payable on September 10, 2005 to shareholders of record at the close of business on August 10, 2005.

Related Party Transactions

See NOTE 8 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding at June 30, 2005. Principal payments range from $500,000 in September 2005 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2005 and December 31, 2004, $1,539,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,685,000 was outstanding at June 30, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2005, $1,957,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $405,000 and $816,000 for the three and six months ended June 30, 2005, and $423,000 and $851,000 for the three and six months ended June 30, 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Recent Accounting Pronouncements

See NOTE 4 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company completed its 2004 annual assessment of goodwill in November 2004 and determined that there was no impairment loss related to its goodwill as of that date. There are many assumptions and estimates underlying the assessment of goodwill. Another estimate using different, but still reasonable, assumptions could produce a significantly different result that could require the Company to record an impairment charge related to its goodwill. At June 30, 2005, the goodwill balance was $2,487,000.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which decreased by $238,000 in the second quarter of 2005 to $3,475,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, broadcast rights, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our revenues is derived from the broadcast revenues received through the arrangements that NASCAR has made with various broadcast media, many of which expire in 2006. The success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Ability To Meet Payment Obligations Under A Loan Agreement With An Illinois Government Agency Depends On Revenues From Gateway

In order to finance the redevelopment of Gateway International Raceway, Midwest Racing entered into a loan agreement with SWIDA, which agreed to fund a loan to Midwest Racing by issuing municipal bonds in the aggregate principal amount of $21,500,000. The bonds are unconditionally guaranteed by Midwest Racing. Midwest Racing issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9% per annum. Payments on the SWIDA loan are intended to be made primarily from the revenues from the operations of Gateway. Although Midwest Racing is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although Midwest Racing has received certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet Midwest Racing’s debt service obligations. A default under the SWIDA loan could have a material adverse effect on our business, financial condition and results of operations.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,500,000 was outstanding on June 30, 2005. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2005 and December 31, 2004, $1,539,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2004, $1,558,000 was paid by the Company into the sales and incremental property tax fund and $1,757,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,911,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. The carrying value of DVD’s notes payable to banks approximated its fair value at June 30, 2005. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $14,100,000 at June 30, 2005 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at June 30, 2005 would cause a change in total annual interest costs of $141,000. At June 30, 2005, the Company’s long-term debt had a carrying value of $17,685,000 and an estimated fair value of $18,297,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,500,000 was outstanding at June 30, 2005. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of June 30, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

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

DATED: August 4, 2005	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance and Chief Financial Officer and Director