Form 10-Q
period 2005-09-30
DOVER MOTORSPORTS INC
filed 2005-11-04
CIK 1017673

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 31, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,400,532 shares
Class A Common Stock -	19,958,225 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Admissions	$18,427	$15,790	$36,383	$33,684
Event-related	12,625	12,468	25,444	25,836
Broadcasting	11,618	9,133	25,619	21,638
Other	152	22	303	62

	42,822	37,413	87,749	81,220

Expenses:
Operating and marketing	23,436	19,634	48,366	45,375
General and administrative	3,324	3,498	9,714	9,828
Depreciation and amortization	2,386	2,306	7,053	6,884

	29,146	25,438	65,133	62,087

Operating earnings	13,676	11,975	22,616	19,133

Interest income	7	1	15	485
Interest expense	(747)	(1,009)	(2,432)	(3,102)

Earnings from continuing operations before income taxes	12,936	10,967	20,199	16,516

Income taxes	6,164	6,453	9,626	9,492

Earnings from continuing operations	6,772	4,514	10,573	7,024

(Loss) earnings from discontinued operation, net of income taxes of $3,574 for the nine months ended September 30, 2005, and income tax benefits of $204 and $514 for the three and nine months ended September 30, 2004, respectively	—	(378)	601	(911)

Net earnings	$6,772	$4,136	$11,174	$6,113

Earnings per common share – basic:
Continuing operations	$0.17	$0.11	$0.26	$0.17
Discontinued operation	—	(0.01)	0.02	(0.02)

Net earnings	$0.17	$0.10	$0.28	$0.15

Earnings per common share – diluted:
Continuing operations	$0.17	$0.11	$0.26	$0.17
Discontinued operation	—	(0.01)	0.02	(0.02)

Net earnings	$0.17	$0.10	$0.28	$0.15

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,930	$134
Accounts receivable	10,038	2,336
Inventories	205	208
Prepaid expenses and other	1,566	1,812
Deferred income taxes	426	675
Current assets of discontinued operation	13	2,593

Total current assets	14,178	7,758

Property and equipment, net	223,280	220,949
Restricted cash	3,217	3,571
Other assets, net	1,326	1,385
Deferred income taxes	45	46
Goodwill	2,487	2,487
Non-current assets of discontinued operation	—	12,054

Total assets	$244,533	$248,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,703	$1,898
Accrued liabilities	6,112	5,323
Payable to Dover Downs Gaming & Entertainment, Inc.	—	2
Income taxes payable	1,866	324
Current portion of long-term debt	875	805
Deferred revenue	4,865	9,306
Current liabilities of discontinued operation	355	2,633

Total current liabilities	16,776	20,291

Notes payable to banks	38,600	27,000
Long-term debt	16,810	17,684
Other liabilities	42	64
Deferred income taxes	51,942	44,745

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 15,440,532 and 16,946,426, respectively	1,544	1,695
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 20,918,225 and 23,240,185, respectively	2,092	2,324
Additional paid-in capital	101,537	128,542
Retained earnings	16,597	6,834
Accumulated other comprehensive loss	(525)	(527)
Deferred compensation	(882)	(402)

Total stockholders’ equity	120,363	138,466

Total liabilities and stockholders’ equity	$244,533	$248,250

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net earnings	$11,174	$6,113
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,053	6,884
Amortization of credit facility fees	117	220
Amortization of deferred compensation	156	32
Tax benefit of options exercised	—	6
Deferred income taxes	7,447	7,674
(Earnings) loss of discontinued operation, net	(601)	911
Changes in assets and liabilities:
Accounts receivable	(7,702)	(7,348)
Inventories	3	(25)
Prepaid expenses and other	273	(62)
Accounts payable	805	(1,598)
Accrued liabilities	789	1,880
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	(2)	(9)
Income taxes payable/receivable	1,542	3,547
Deferred revenue	(4,441)	(3,945)
Other liabilities	(22)	(21)

Net cash provided by operating activities of continuing operations	16,591	14,259

Investing activities:
Capital expenditures	(8,582)	(2,657)
Proceeds from sale of discontinued operation, net of transaction costs	15,132	—
Restricted cash	354	(135)

Net cash provided by (used in) investing activities of continuing operations	6,904	(2,792)

Financing activities:
Borrowings from notes payable to banks	65,900	66,645
Repayments on notes payable to banks	(54,300)	(81,890)
Repayments of long-term debt	(804)	(744)
Repurchase of common stock	(28,518)	—
Proceeds from stock options exercised	494	259
Credit facility origination and amendment fees	(145)	(332)
Dividends paid	(1,411)	(1,203)

Net cash used in financing activities of continuing operations	(18,784)	(17,265)

Net cash (used in) provided by discontinued operation	(2,915)	3,307

Net increase (decrease) in cash and cash equivalents	1,796	(2,491)
Cash and cash equivalents, beginning of period	134	3,348

Cash and cash equivalents, end of period	$1,930	$857

Supplemental information:
Interest paid	$2,839	$3,149

Income taxes paid, net of (refunds)	$1,911	$(7,242)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “DVD,” “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 11, 2005. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to the seasonal nature of the Company’s business.

NOTE 2 - Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and promoted 15 major events during 2005 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Nashville Superspeedway near Nashville, Tennessee; Gateway International Raceway near St. Louis, Missouri; and Memphis Motorsports Park in Memphis, Tennessee.

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

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$—	$989,000	$8,101,000	$9,230,000
Loss from operations before income taxes	$—	$(582,000)	$(968,000)	$(1,425,000)
Income tax benefit on operations	$—	$(204,000)	$(338,000)	$(514,000)
Gain on sale, net of income taxes of $3,912,000	$—	$—	$1,231,000	$—
(Loss) earnings from discontinued operation	$—	$(378,000)	$601,000	$(911,000)

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	September 30, 2005	December 31, 2004
Accounts receivable	$4,000	$1,557,000
Inventories	—	15,000
Prepaid expenses and other	—	915,000
Deferred income taxes	9,000	106,000

Current assets of discontinued operation	$13,000	$2,593,000

Property and equipment, net	$—	$4,024,000
Deferred income taxes	—	1,996,000
Goodwill	—	6,034,000

Non-current assets of discontinued operation	$—	$12,054,000

Accounts payable	$35,000	$49,000
Accrued liabilities	113,000	227,000
Deferred revenue	—	2,357,000
Income taxes	207,000	—

Current liabilities of discontinued operation	$355,000	$2,633,000

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $60,989,000 and $54,061,000 as of September 30, 2005 and December 31, 2004, respectively.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $589,000 and $1,265,000 of total revenues for the three and nine months ended September 30, 2005, respectively, and $567,000 and $1,187,000 of total revenues for the three and nine months ended September 30, 2004, respectively.

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

Advertising expenses were $1,257,000 and $2,469,000 for the three and nine months ended September 30, 2005, respectively, and $1,075,000 and $2,569,000 for the three and nine months ended September 30, 2004, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS	39,407,000	40,037,000	39,851,000	40,008,000
Effect of dilutive securities	249,000	15,000	160,000	19,000

Diluted EPS	39,656,000	40,052,000	40,011,000	40,027,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and nine months ended September 30, 2005, options to purchase 328,363 and 395,188 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and nine months ended September 30, 2004, options to purchase 1,180,000 and 1,199,000 shares of common stock, respectively, were excluded from the calculation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the three and nine-month periods ended September 30, 2005 and 2004. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 7 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$6,772,000	$4,136,000	$11,174,000	$6,113,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	27,000	5,000	93,000	8,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(136,000)	(154,000)	(469,000)	(475,000)

Pro forma net earnings	$6,663,000	$3,987,000	$10,798,000	$5,646,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings per common share:
Basic – as reported	$0.17	$0.10	$0.28	$0.15
Basic – pro forma	$0.17	$0.10	$0.27	$0.14

Diluted – as reported	$0.17	$0.10	$0.28	$0.15
Diluted – pro forma	$0.17	$0.10	$0.27	$0.14

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of notes payable to banks at September 30, 2005 and December 31, 2004 approximates its fair value based on interest rates available on similar borrowings. At September 30, 2005 and December 31, 2004, the Company’s long-term debt had carrying values of $17,685,000 and $18,489,000, respectively, and estimated fair values of $21,664,000 and $18,489,000, respectively. The fair values were determined based on recent arms-length transactions near September 30, 2005 and through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms at December 31, 2004, respectively.

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

NOTE 5 – Indebtedness

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Notes payable to banks	$38,600,000	$27,000,000
SWIDA bonds	17,685,000	18,489,000

	56,285,000	45,489,000
Less current portion	(875,000)	(805,000)

	$55,410,000	$44,684,000

At September 30, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $70,000,000 unsecured revolving credit agreement, as amended effective August 5, 2005, with a bank group that provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the

“leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At September 30, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $38,600,000 outstanding under the facility at September 30, 2005, at a weighted average interest rate of 5.88%. After consideration of stand-by letters of credit outstanding, borrowings of $6,998,000 were available pursuant to the facility at September 30, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,685,000 was outstanding at September 30, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2005, $3,217,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $407,000 and $1,223,000 for the three and nine months ended September 30, 2005, and $423,000 and $1,274,000 for the three and nine months ended September 30, 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. Immediately after the redemption, $5,777,000 of these bonds remain outstanding. In order to finance the transaction, the Company amended its unsecured revolving line of credit facility to increase its total available borrowings to $80,000,000 effective October 12, 2005. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The amended credit agreement expires July 1, 2008.

Historically, the Company managed its mix of fixed and variable rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37.5 million of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30.0 million on November 1, 2006, to $20.0 million on November 1, 2007 and to $10.0 million on November 1, 2008. The agreement terminates on November 1, 2009.

NOTE 6 – Pension Plans

The Company maintains a non-contributory tax qualified defined benefit pension plan. All of DVD’s full time employees are eligible to participate in the qualified plan. Benefits provided by the Dover Motorsports, Inc. qualified pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$96,000	$95,000	$274,000	$217,000
Interest cost	74,000	66,000	219,000	186,000
Expected return on plan assets	(83,000)	(60,000)	(234,000)	(182,000)
Recognized net actuarial loss	23,000	29,000	68,000	69,000
Net amortization	6,000	5,000	18,000	17,000

	$116,000	$135,000	$345,000	$307,000

The Company contributed $75,000 and $475,000 to its pension plans in the three and nine-month periods ended September 30, 2005, respectively. The Company believes that it has contributed the full amount required for 2005.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2004	$1,695,000	$2,324,000	$128,542,000	$6,834,000	$(527,000)	$(402,000)
Net earnings	—	—	—	11,174,000	—	—
Dividends paid, $0.035 per share	—	—	—	(1,411,000)	—	—
Issuance of restricted stock awards, net of forfeitures	11,000	—	625,000	—	—	(636,000)
Proceeds from stock options exercised	8,000	—	486,000	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	156,000
Adjusted tax effect of change in minimum pension liability	—	—	—	—	2,000	—
Conversion of Class A common stock to common stock	1,000	(1,000)	—	—	—	—
Repurchase and retirement of common stock	(171,000)	(231,000)	(28,116,000)	—	—	—

Balance at September 30, 2005	$1,544,000	$2,092,000	$101,537,000	$16,597,000	$(525,000)	$(882,000)

On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2005 to shareholders of record at the close of business on November 10, 2005.

On August 5, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer commenced on August 10, 2005 and expired at 5:00 P.M., eastern standard time, on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock for $28,518,000, including expenses, in connection with the tender offer.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of September 30, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 973,325 shares of common stock were outstanding under the 1996 Plan as of September 30, 2005. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the nine months ended September 30, 2005, the Company issued 115,000 shares of restricted stock to certain officers and key employees at a fair-market value of $5.82 per share on the grant date and 6,000 shares were forfeited. The aggregate market value of the restricted stock at the date of issuance was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of September 30, 2005, there were 1,282,000 shares available for granting options or stock awards under the 2004 Plan.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2005 and 2004, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $382,000 and $1,233,000, and $364,000 and $957,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $18,000 and $62,000, and $40,000 and $102,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2005 and 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with DVD’s NASCAR event weekends at Dover International Speedway, Gaming provided certain catering services for which the Company was invoiced $465,000 and $910,000, and $485,000 and $930,000, during the three and nine months ended September 30, 2005 and 2004, respectively. Additionally, DVD invoiced Gaming $22,000 and $113,000, and $105,000 and $236,000, during the three and nine-month periods ended September 30, 2005 and 2004, respectively, for tickets and other event related items. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of September 30, 2005, Mr. Tippie has control over approximately 51.5% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at September 30, 2005. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2005 and December 31, 2004, $874,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2005, $1,387,000 was paid by the Company into the sales and incremental property tax fund and $1,449,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Results of Operations

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

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

Admissions revenue was $18,427,000 in the third quarter of 2005 as compared to $15,790,000 in the third quarter of 2004. The $2,637,000 increase primarily related to changes in our major motorsports events schedule. The Company promoted seven major events during the third quarter of 2005 as compared to six during the third quarter of 2004. The additional event that was held in the third quarter of 2005, which had admissions revenue of $485,000, was held in the second quarter of 2004. Additionally, two events at the Company’s Gateway International Raceway facility were scheduled to occur in different quarters in 2005 as compared to 2004. The Busch series event that was promoted in the second quarter of 2004 was held in the third quarter of 2005 and the Craftsman Truck series event that was promoted in the third quarter of 2004 was held in the second quarter of 2005. The impact of this change in the schedule resulted in a $1,291,000 increase in admissions revenue in the third quarter of 2005 as compared to the third quarter of 2004. Additionally, the Company experienced an increase in attendance at several of its major motorsports events that were promoted in the third quarter of 2005 as compared to the third quarter of 2004.

Event-related revenue was $12,625,000 in the third quarter of 2005 as compared to $12,468,000 in the third quarter of 2004. The $157,000 increase was primarily due to the aforementioned changes in our major motorsports events schedule and an increase in event-related revenue at the Company’s September NASCAR weekend at Dover International Speedway.

Broadcasting revenue was $11,618,000 in the third quarter of 2005 as compared to $9,133,000 in the third quarter of 2004. The increase resulted from higher television broadcasting rights revenues related to the Company’s NASCAR sanctioned events promoted during the third quarter of 2005. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. Additionally, the aforementioned changes in our major motorsports events schedule contributed to the increase.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $589,000 and $1,265,000 of total revenues for the three and nine months ended September 30, 2005, respectively, and $567,000 and $1,187,000 of total revenues for the three and nine months ended September 30, 2004, respectively.

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

Operating and marketing expenses increased by $3,802,000, or 19.4%, in the third quarter of 2005 as compared to the third quarter of 2004. The increase primarily related to the impact of changes in our major motorsports events schedule. During the third quarter of 2005, the Company promoted seven major events as compared to six during the third quarter of 2004. The additional event that was held in the third quarter of 2005, which had operating and marketing expenses of $1,295,000, was held in the second quarter of 2004. Also, the aforementioned changes in Gateway International Raceway’s event schedule resulted in a $1,353,000 increase in operating and marketing expenses in the third quarter of 2005 as compared to the third quarter of 2004. In addition to the aforementioned schedule changes, higher operating and marketing expenses at the Company’s major motorsports events promoted during the third quarter contributed to the overall increase, most notably a $633,000 increase in sanction fees and purse expenses.

General and administrative expenses decreased $174,000, or 5.0%, from $3,498,000 in the third quarter of 2004 to $3,324,000 in the third quarter of 2005. General and administrative expenses in the third quarter of 2004 included $267,000 for a legal claim. This decrease was partially offset by higher wages, fringe benefit costs and outside contractor services.

Depreciation and amortization expense remained consistent between the third quarter of 2005 and the third quarter of 2004 at $2,386,000 and $2,306,000, respectively.

Net interest expense was $740,000 in the third quarter of 2005 as compared to $1,008,000 in the third quarter of 2004. During most of the third quarter of 2005, the Company’s average outstanding borrowings on its credit facilities were lower than in the comparable period of the prior year.

The Company reported earnings from continuing operations before income taxes of $12,936,000 in the third quarter of 2005 as compared to $10,967,000 in the third quarter of 2004. The $1,969,000 increase was due mainly to an improvement in operating results for five of the seven major events promoted by the Company during the third quarter of 2005 and the aforementioned changes in our major events schedule.

The Company’s effective income tax rates related to continuing operations for the third quarter ended September 30, 2005 and 2004 were 47.6% and 58.8%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the Company’s estimated annual consolidated pre-tax earnings from ordinary operations for 2005 as compared to 2004.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Admissions revenue was $36,383,000 in the first nine months of 2005 as compared to $33,684,000 in the first nine months of 2004. The Company promoted fourteen major events during the first nine months of 2005 and 2004. The increase in admissions revenue was primarily due to an increase in attendance at several of the Company’s major motorsports events that were promoted in the first nine months of 2005 as compared to the first nine months of 2004.

Event-related revenue was $25,444,000 in the first nine months of 2005 as compared to $25,836,000 in the first nine months of 2004. The $392,000 decrease was primarily due to a decrease in hospitality revenue at the Company’s NASCAR Craftsman Truck Series event at its Nashville Superspeedway facility.

Broadcasting revenue was $25,619,000 in the first nine months of 2005 as compared to $21,638,000 in the first nine months of 2004. The increase resulted from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the first nine months of 2005. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue.

Operating and marketing expenses increased by $2,991,000, or 6.6%, in the first nine months of 2005 as compared to the first nine months of 2004. The increase primarily related to higher operating and marketing expenses at the Company’s major motorsports events, most notably a $1,418,000 increase in sanction fees and purse expenses.

General and administrative expenses decreased $114,000 from $9,828,000 in the first nine months of 2004 to $9,714,000 in the first nine months of 2005. General and administrative expenses in the first nine months of 2004 included $267,000 for a legal claim. This decrease was partially offset by higher wages, fringe benefit costs and outside contractor services.

Depreciation and amortization expense increased $169,000 from $6,884,000 in the first nine months of 2004 to $7,053,000 in the first nine months of 2005, primarily due to assets being placed in service related to the installation of SAFER barriers at all of our facilities.

Net interest expense was $2,417,000 in the first nine months of 2005 as compared to $2,617,000 in the first nine months of 2004. In May 2004 the Company received $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. During the first nine months of 2005 the Company’s average outstanding borrowings on its credit facilities decreased and it reversed $128,000 of interest that was accrued in 2004 related to a judgment that was settled in 2005 for less than originally anticipated.

The Company reported earnings from continuing operations before income taxes of $20,199,000 in the first nine months of 2005 as compared to $16,516,000 in the first nine months of 2004. The $3,683,000 increase was due mainly to an improvement in operating results for eleven of the fourteen major events promoted by the Company during the first nine months of 2005.

The Company’s effective income tax rates related to continuing operations for the nine months ended September 30, 2005 and 2004 were 47.7% and 57.5%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the Company’s estimated annual consolidated pre-tax earnings from ordinary operations for 2005 as compared to 2004.

Liquidity and Capital Resources

Net cash provided by operating activities of continuing operations was $16,591,000 for the nine months ended September 30, 2005 as compared to $14,259,000 for the nine months ended September 30, 2004. The increase was primarily due to an increase in earnings from continuing operations from $7,024,000 for the nine months ended September 30, 2004 to $10,573,000 for the nine months ended September 30, 2005, and the timing of certain payments to vendors. Partially offsetting this increase was the receipt of $8,698,000 of income tax refunds in 2004 and the timing of invoicing to and receipts from customers.

Net cash provided by investing activities of continuing operations was $6,904,000 for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $2,792,000 for the nine months ended September 30, 2004. Capital expenditures were $8,582,000 in the first nine months of 2005, up from $2,657,000 in the first nine months of 2004, and related primarily to the purchase of property adjacent to our Dover facility for $6,000,000 and the installation of SAFER barriers at the Company’s tracks. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 for the nine months ended September 30, 2005.

Net cash used in financing activities of continuing operations was $18,784,000 for the nine months ended September 30, 2005 as compared to $17,265,000 for the nine months ended September 30, 2004. The increase in net cash used in financing activities of continuing operations in 2005 was primarily due to the repurchase of 4,018,503 shares of the Company’s outstanding common and Class A common stock for $28,518,000, including expenses, during 2005. On August 5, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer commenced on August 10, 2005 and expired at 5:00 P.M., eastern standard time, on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock in connection with the tender offer. The Company paid $1,411,000 in regular quarterly cash dividends for the nine months ended September 30, 2005 as compared to $1,203,000 for the nine months ended September 30, 2004.

On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2005 to shareholders of record at the close of business on November 10, 2005.

At September 30, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $70,000,000 unsecured revolving credit agreement, as amended effective August 5, 2005, with a bank group that provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to EBITDA. The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At September 30, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $38,600,000 outstanding under the facility at September 30, 2005, at a weighted average interest rate of 5.88%. After consideration of stand-by letters of credit outstanding, borrowings of $6,998,000 were available pursuant to the facility at September 30, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Cash provided by operating activities, less maintenance of a dividend, if any, is expected to generate between $12,000,000-$14,000,000 in excess cash in 2005. During the first nine months of 2005, we used our excess cash to repurchase shares of our outstanding common stock and for capital expenditures. Based on current business conditions, the Company expects to make additional capital expenditures of approximately $750,000-$1,250,000 through December 31, 2005. We expect continued cash flows from operating activities and funds available from our credit agreement to also provide for long-term liquidity.

On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. Immediately after the redemption, $5,777,000 of these bonds remain outstanding. In order to finance the transaction, the Company amended its unsecured revolving line of credit facility to increase its total available borrowings to $80,000,000 effective October 12, 2005. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The amended credit agreement expires July 1, 2008.

Historically, the Company managed its mix of fixed and variable rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37.5 million of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30.0 million on November 1, 2006, to $20.0 million on November 1, 2007 and to $10.0 million on November 1, 2008. The agreement terminates on November 1, 2009.

Related Party Transactions

See NOTE 8 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at September 30, 2005. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2005 and December 31, 2004, $874,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2005, $1,387,000 was paid by the Company into the sales and incremental property tax fund and $1,449,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $17,685,000 was outstanding at September 30, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2005, $3,217,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $407,000 and $1,223,000 for the three and nine months ended September 30, 2005, and $423,000 and $1,274,000 for the three and nine months ended September 30, 2004, respectively. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000. A stand-by letter of credit for $2,502,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. Immediately after the redemption, $5,777,000 of these bonds remain outstanding. In order to finance the transaction, the Company amended its unsecured revolving line of credit facility to increase its total available borrowings to $80,000,000 effective October 12, 2005. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The credit agreement expires July 1, 2009.

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

The Company completed its 2004 annual assessment of goodwill in November 2004 and determined that there was no impairment loss related to its goodwill as of that date. There are many assumptions and estimates underlying the assessment of goodwill. Another estimate using different, but still reasonable, assumptions could produce a significantly different result that could require the Company to record an impairment charge related to its goodwill. At September 30, 2005, the goodwill balance was $2,487,000.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $138,000 in the third quarter of 2005 to $3,613,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, broadcast rights, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our revenues is derived from the broadcast revenues received through the arrangements that NASCAR has made with various broadcast media, many of which expire in 2007. The success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Of the fifteen major events we have scheduled for 2006, we currently have secured title sponsors for ten events. We are in negotiations with various potential sponsors for these events, including one of our NASCAR NEXTEL Cup Series events at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding on September 30, 2005. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2005 and December 31, 2004, $874,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the nine months ended September 30, 2005, $1,387,000 was paid by the Company into the sales and incremental property tax fund and $1,449,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

The Company does not utilize financial instruments for trading purposes and, as of September 30, 2005, holds no derivative financial instruments which could expose it to market risk. The carrying value of DVD’s notes payable to banks approximated its fair value at September 30, 2005. DVD is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $38,600,000 at September 30, 2005 under its revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2005 would cause a change in total annual interest costs of $386,000. At September 30, 2005, the Company’s long-term debt had a carrying value of $17,685,000 and an estimated fair value of $21,664,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds, of which $24,000,000 was outstanding at September 30, 2005. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, DVD is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table details the Company’s purchases of equity securities for the three months ended September 30, 2005 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	—	—	—	2,000,000
August 1, 2005 – August 31, 2005	—	—	—	6,029,562
September 1, 2005 – September 30, 2005	4,018,503	$7.00	4,018,503	2,000,000

Total	4,018,503	$7.00	4,018,503	2,000,000

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of September 30, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

On August 5, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer commenced on August 10, 2005 and expired at 5:00 P.M., eastern standard time, on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock for $28,518,000, including expenses, in connection with the tender offer.

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

DATED: November 4, 2005	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance
and Chief Financial Officer
and Director