Form 10-K
period 2005-12-31
DOVER MOTORSPORTS INC
filed 2006-03-13
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number 1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware 19901

(Address of principal executive offices)

(302) 674-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $88,958,568 as of June 30, 2005 (the last day of our most recently completed second quarter).

As of February 28, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,411,377 shares
Class A Common Stock -	19,918,225 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 26, 2006 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “the Company,” “we,” “us,” and “our” mean Dover Motorsports, Inc. and its wholly owned subsidiaries.

Item 1.  Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and the Company promoted 15 major events during 2005 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2005, the Company promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL Indy Car Series event; and

•	2 NHRA national events.

The Company generates revenues primarily from the following sources:

•	ticket sales;

•	rights fees obtained for television and radio broadcasts of the Company’s events and ancillary rights fees;

•	sponsorship payments;

•	luxury suite rentals;

•	hospitality tent rentals and catering;

•	concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; and

•	track rentals and other event-related revenues.

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969. As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of the Company and transferred all of its motorsports operations to another wholly owned subsidiary, Dover International Speedway, Inc. Consequently, Dover Downs, Inc. became the operating entity for what previously comprised our gaming operations.

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

On June 10, 2005, the Company completed the sale of substantially all of the assets used by its wholly owned subsidiary Midwest Racing, Inc. formerly known as Grand Prix Association of Long Beach, Inc. (“Midwest Racing”) for $15,132,000, net of transaction costs, resulting in a pre-tax gain on the sale of $5,143,000. These assets were used to promote Midwest Racing’s temporary circuit motorsports events and in its grandstand rental business. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

As a result of the sale, the Company no longer promotes temporary circuit motorsports events and is no longer in the grandstand rental business.

Dover International Speedway

The Company has promoted NASCAR-sanctioned racing events for 37 consecutive years at Dover International Speedway and currently promotes five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR NEXTEL Cup Series professional stock car racing circuit, two races are in the NASCAR Busch Series racing circuit and one race is in the Craftsman Truck Series racing circuit.

Each of the NASCAR Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a NASCAR NEXTEL Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR NEXTEL Cup Series events and two NASCAR Busch Series events each year. Additionally, the Company is one of only eight tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR NEXTEL Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Race for the NEXTEL Cup” which determines the NASCAR NEXTEL Cup Series champion for the racing season.

Dover International Speedway is a high-banked, one-mile, concrete superspeedway with a seating capacity of approximately 140,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR NEXTEL Cup Series events. The superspeedway facility also features the DuPont Monster Bridge which debuted at the June 2004 NASCAR event weekend. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The DuPont Monster Bridge is the only one of its kind in the motorsports industry and we have patented its design.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted three major events in 2005—a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course.

The auto racing facility includes a 1.25-mile paved oval track with 55,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted three major events in 2005—a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 16,000 permanent seats and a nationally renowned drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway – a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, the first phase of construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Busch Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2005 season.

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

Seasonality

The Company derives a substantial portion of its total revenues from admissions, television broadcast rights and other event-related revenue attributable to its major motorsports events held from April through October. As a result, the Company’s business is highly seasonal.

Employees

As of December 31, 2005, the Company had approximately 125 full-time employees and 14 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our Internet website is http://www.dovermotorsports.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

Agreements with NASCAR

Dover International Speedway, Inc. has entered into two Sanction Agreements with NASCAR pursuant to which Speedway will organize and promote two NASCAR NEXTEL Cup Series competitions in 2006. Our business is substantially dependent on these two agreements.

Sanction agreements are entered into with NASCAR on an annual basis. Pursuant to the typical NASCAR sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition. The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services. NASCAR conducts the competition, arranges for the drivers, and has sole control over the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter. NASCAR also has exclusive rights to exploit live broadcast and certain broadcast and intellectual property rights related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs. The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue contracted for by NASCAR. The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Concurrently with the execution by Dover International Speedway of the two NASCAR NEXTEL Cup Series Sanction Agreements, various other subsidiaries of the registrant entered into sanction agreements with NASCAR for the 2006 season. These and other sanction agreements are made in the ordinary course of our business. The following is a listing of sanction agreements that we have with NASCAR for 2006:

Subsidiary	Event Title	Event Date
Dover International Speedway, Inc.	NASCAR NEXTEL Cup Series	June 4, 2006
	NASCAR Busch Series	June 3, 2006
	NASCAR Craftsman Truck Series	June 2, 2006
	NASCAR NEXTEL Cup Series	September 24, 2006
	NASCAR Busch Series	September 23, 2006

Nashville Speedway, USA, Inc.	NASCAR Busch Series	April 15, 2006
	NASCAR Busch Series	June 10, 2006
	NASCAR Craftsman Truck Series	August 12, 2006

Memphis International Motorsports Corporation	NASCAR Busch Series	October 28, 2006
	NASCAR Craftsman Truck Series	July 15, 2006

Gateway International Motorsports Corporation	NASCAR Busch Series	July 29, 2006
	NASCAR Craftsman Truck Series	April 29, 2006

Sanction agreements are entered into with NASCAR on an annual basis. The economic terms of the two sanction agreements between NASCAR and Dover International Speedway relative to its 2006 NASCAR NEXTEL Cup Series competitions are as follows: Total purse and sanction fee to be paid by Dover International Speedway—$6,278,635 for the June event and $5,577,943 for the September event. Estimated live broadcast revenue to be received by Dover International Speedway—$13,419,421 for the June event and $11,114,125 for the September event. Live broadcast revenue figures are based on the assumption that all events on the 2006 NASCAR NEXTEL Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR.

Item 1A.  Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 15.

Item 1B.  Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2005, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2. Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 770 acres of land owned by the Company. Use by Gaming of the Company’s 5/8-mile harness racing track is under an easement granted by the Company which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by the Company and is on the inside of its one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by the Company at no charge in connection with its motorsports events. The Company also leases its principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between the Company and Gaming relative to their respective Dover, Delaware facilities.

Gateway International Raceway

Gateway International Raceway is located on approximately 350 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. The Company owns approximately 130 acres and has three long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 200 additional acres. The Company is also a party to a ten-year lease (with four five-year renewals) for 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on its remaining $5.8 million loan from SWIDA.

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

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” The Company’s Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 28, 2006, there were 16,411,377 shares of common stock and 19,918,225 shares of Class A common stock outstanding. There were 1,171 holders of record for common stock and 15 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2005 and 2004 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2005	$6.86	$5.85	$0.015
September 30, 2005	$7.14	$5.67	$0.015
June 30, 2005	$6.40	$4.45	$0.010
March 31, 2005	$6.11	$4.84	$0.010

December 31, 2004	$6.10	$4.16	$0.010
September 30, 2004	$4.76	$3.83	$0.010
June 30, 2004	$5.53	$3.84	$0.010
March 31, 2004	$4.23	$3.51	$0.010

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

Equity Compensation Plan Information

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan. The Company has a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 10 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	917,087	$5.72	1,282,000
Equity compensation plans not approved by security holders	—	—	—

Total	917,087	$5.72	1,282,000

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of December 31, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization.

On August 10, 2005, the Company commenced a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock for $28,562,000, including expenses, in connection with the tender offer.

Item 6. Selected Financial Data

The following table summarizes certain selected historical financial data and should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that the Company would have reported if it had operated exclusive of its discontinued gaming operation during the years ended December 31, 2002 and 2001.

Five Year Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues	$90,999	$84,188	$77,544	$76,106	$72,978
Expenses:
Operating and marketing	52,793	50,164	48,177	45,749	41,078
Impairment charges (a)	—	—	743	—	—
General and administrative	13,697	13,585	12,099	12,574	9,372
Depreciation and amortization	9,433	9,198	9,140	9,042	8,213

	75,923	72,947	70,159	67,365	58,663

Operating earnings	15,076	11,241	7,385	8,741	14,315
Interest expense, net	3,515	3,427	5,088	4,507	1,386
Loss on extinguishment of debt (b)	3,174	—	—	—	—

Earnings from continuing operations before income tax provision	8,387	7,814	2,297	4,234	12,929
Income taxes	4,412	4,047	2,273	1,831	5,561

Earnings from continuing operations	$3,975	$3,767	$24	$2,403	$7,368

Earnings per common share from continuing operations:
Basic	$0.10	$0.09	$—	$0.06	$0.19

Diluted	$0.10	$0.09	$—	$0.06	$0.19

Dividends declared	$0.05	$0.04	$0.04	$0.06	$0.18

	December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(11,973)	$(12,533)	$(5,565)	$(5,377)	$(113,968)
Property and equipment, net	221,005	220,949	225,236	233,686	240,057
Total assets	233,426	248,250	260,815	291,806	419,572
Long-term debt, less current portion	54,003	44,684	61,532	70,744	19,905
Total stockholders’ equity (c)	113,277	138,466	137,372	160,533	244,519

(a)	The Company recorded an impairment charge of $743,000 in the fourth quarter of 2003 related to the impairment of long-lived assets.

(b)	On October 6, 2005, the Company’s wholly owned subsidiary, Midwest Racing, redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. Immediately after the redemption, $5,778,000 of the SWIDA loan remained outstanding.

(c)	On August 10, 2005, the Company commenced a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock for $28,562,000, including expenses, in connection with the tender offer.

Effective March 31, 2002, the Company completed the tax-free spin-off of Dover Downs, Inc., its gaming business, by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to Gaming, a newly formed wholly owned subsidiary of the Company. On the effective date of the spin-off, the Company distributed all of the capital stock of Gaming to the Company’s stockholders on a pro-rata basis.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The Company classifies its revenues as admissions, event-related, broadcasting and other. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,438,000, $1,323,000 and $1,311,000 of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Results of Operations

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Admissions revenue was $37,195,000 in 2005 as compared to $34,624,000 in 2004. The Company promoted fifteen major events during 2005 and 2004. The $2,571,000 increase resulted from higher admissions revenue at twelve of the fifteen major events promoted by the Company in 2005 as compared to 2004, primarily due to an increase in attendance.

Event-related revenue was $27,061,000 in 2005 as compared to $27,263,000 in 2004. The $202,000 decrease was primarily due to a decrease in hospitality revenue at most of the NASCAR sanctioned events promoted by the Company in 2005 as compared to 2004 because fewer corporate customers purchased hospitality packages in 2005.

Broadcasting revenue was $26,267,000 in 2005 as compared to $22,220,000 in 2004. The increase resulted from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during 2005. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue.

Other revenue was $476,000 in 2005 as compared to $81,000 in 2004. The increase resulted from revenues related to the rental of the Company’s aircraft and from the rental of its Gateway facility for parking area.

Operating and marketing expenses increased by $2,629,000, or 5.2%, in 2005 as compared to 2004. The increase primarily related to higher operating and marketing expenses at the Company’s major motorsports events, most notably a $1,456,000 increase in contractually specified sanction fees and purse expenses and a $390,000 increase in advertising and promotion expenses due to an increase in the amount of advertising utilized by the Company.

General and administrative expenses increased $112,000 from $13,585,000 in 2004 to $13,697,000 in 2005. The increase was primarily due to higher wages and fringe benefit costs (including stock-based compensation) and pension costs. General and administrative expenses in 2004 included $267,000 for a legal claim.

Depreciation and amortization expense increased $235,000 from $9,198,000 in 2004 to $9,433,000 in 2005, primarily due to assets being placed in service related to the installation of Steel and Foam Energy Reduction System (“SAFER”) barriers at all of our facilities.

Net interest expense was $3,515,000 in 2005 as compared to $3,427,000 in 2004. In May 2004 the Company received $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. During 2005, the Company’s average outstanding borrowings on its credit facilities decreased and it reversed $128,000 of interest that was accrued in 2004 related to a judgment that was settled in 2005 for less than originally anticipated.

On October 6, 2005, the Company’s wholly owned subsidiary, Midwest Racing, redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. The Company believes that excluding the impact of this item will enhance comparative analysis of its results. The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (“GAAP”) for 2005 and 2004 with results excluding the impact of the loss on extinguishment of debt:

	2005	2004
GAAP earnings from continuing operations before income taxes	$8,387,000	$7,814,000
Loss on extinguishment of debt	3,174,000	—

Adjusted earnings from continuing operations before income taxes	$11,561,000	$7,814,000

GAAP earnings from continuing operations	$3,975,000	$3,767,000
Loss on extinguishment of debt, net of income tax benefit of $1,400,000	1,774,000	—

Adjusted earnings from continuing operations	$5,749,000	$3,767,000

GAAP earnings from continuing operations per common share-diluted	$0.10	$0.09
Loss on extinguishment of debt, net of income tax benefit of $0.03	0.05	—

Adjusted earnings from continuing operations per common share-diluted	$0.15	$0.09

Excluding the loss on extinguishment of debt, adjusted earnings from continuing operations before income taxes increased $3,747,000, or 48.0%, to $11,561,000 in 2005 as compared to $7,814,000 in 2004, and adjusted earnings from continuing operations increased $1,982,000, or 52.6%, to $5,749,000 in 2005 as compared to $3,767,000 in 2004. The increase was due mainly to an improvement in operating results for twelve of the fifteen major events promoted by the Company during 2005, partially offset by the increase in general and administrative expense and depreciation expense.

The Company’s effective income tax rates related to continuing operations remained relatively similar for 2005 and 2004 at 52.6% and 51.8%, respectively.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Admissions revenue was $34,624,000 in 2004 as compared to $33,273,000 in 2003. The $1,351,000 increase resulted from higher admissions revenue at thirteen of the fifteen major events promoted by the Company in 2004 as compared to 2003, primarily from an increase in attendance.

Event-related revenue was $27,263,000 in 2004 as compared to $24,971,000 in 2003. The $2,292,000 increase resulted from increases in event-related revenue at thirteen of the fifteen major events promoted by the Company in 2004, primarily from corporate sponsorships, hospitality tent rentals and catering and concessions sales.

Broadcasting revenue was $22,220,000 in 2004 as compared to $18,250,000 in 2003. The $3,970,000 increase resulted primarily from an increase in television broadcasting rights related to the Company’s June and September NASCAR event weekends at Dover International Speedway.

Other revenue was $81,000 in 2004 as compared to $1,050,000 in 2003. Other revenue for 2003 included $900,000 related to the settlement of a contractual dispute with a vendor.

Operating and marketing expenses increased by $1,987,000, primarily as a result of an increase in sanction fees and purse expenses at all of the Company’s NASCAR-sanctioned events promoted in 2004.

General and administrative expenses increased by $1,486,000 to $13,585,000 in 2004 from $12,099,000 in 2003. Higher wages and fringe benefits, and legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002 represented the largest increases in 2004. Additionally, general and administrative expenses for 2004 included a $267,000 judgment, which the Company appealed, relating to a subcontractor’s claim that arose during the construction of the Company’s Nashville facility in 2000. The year ended December 31, 2003 included $355,000 related to the settlement of a legal claim at Gateway International Raceway.

Depreciation and amortization expense remained similar between 2004 and 2003 at $9,198,000 and $9,140,000, respectively.

Net interest expense decreased by $1,661,000, primarily as a result of the decrease in the outstanding borrowings on the Company’s credit facility in 2004 as compared to 2003 and the receipt in May 2004 of $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. Interest expense in 2004 included $115,000 for interest related to the judgment discussed above.

The Company reported earnings from continuing operations before income taxes of $7,814,000 in 2004 as compared to $2,297,000 in 2003. The $5,517,000 increase was due mainly to an improvement in operating results for fourteen of the fifteen major events promoted by the Company in 2004 and the decrease in net interest expense, partially offset by the $900,000 settlement of a contractor dispute that increased earnings in 2003 and the increase in general and administrative expenses.

The Company’s effective income tax rates for 2004 and 2003 were 51.8% and 99.0%, respectively. In 2003, the rate was affected by state income tax expense attributable to valuation allowances established on state net operating losses.

Liquidity and Capital Resources

Net cash provided by operating activities of continuing operations was $18,854,000 in 2005 as compared to $17,579,000 in 2004. The increase was primarily due to an increase in earnings from continuing operations from $3,767,000 in 2004 to $3,975,000 in 2005, and the timing of invoicing to and receipts from customers.

Net cash provided by investing activities of continuing operations was $6,828,000 in 2005 as compared to net cash used in investing activities of $4,964,000 in 2004. Capital expenditures were $8,675,000 in 2005, up from $4,826,000 in 2004, and related primarily to the purchase of property adjacent to our Dover facility for $6,000,000 and the installation of SAFER barriers at the Company’s tracks. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 in 2005.

Net cash used in financing activities of continuing operations was $23,215,000 in 2005 as compared to $18,411,000 in 2004. The increase in net cash used in financing activities of continuing operations in 2005 was primarily due to the use of proceeds from the sale of assets to repay outstanding debt and the repurchase of 4,018,503 shares of the Company’s outstanding common and Class A common stock for $28,562,000, including expenses, during 2005. On August 10, 2005, the Company commenced a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock in connection with the tender offer. The Company paid $1,957,000 in regular quarterly cash dividends in 2005 as compared to $1,605,000 in, 2004.

On January 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend was paid on March 10, 2006 to shareholders of record at the close of business on February 10, 2006.

At December 31, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective October 12, 2005, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At December 31, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $49,100,000 outstanding under the facility at December 31, 2005, at a weighted average interest rate of 6.2%. After consideration of stand-by letters of credit outstanding, borrowings of $6,498,000 were available pursuant to the facility at December 31, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company will pay a fixed interest rate of 4.74%. In return, the issuing lender will refund to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities, less maintenance of a dividend, if any, is expected to generate between $15,000,000-$17,000,000 in excess cash in 2006. Based on current business conditions, the Company expects to make capital expenditures of approximately $6,000,000 during 2006. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at the Dover facility and other fan amenities. Additionally, the Company expects to contribute $1,000,000 to its pension plans in 2006. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2005, the Company had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2006	2007 – 2008	2009 – 2010	Thereafter
Notes payable to banks	$49,100,000	$—	$49,100,000	$—	$—
SWIDA bonds	7,821,000	1,363,000	1,504,000	2,931,000	2,023,000

Total debt	56,921,000	1,363,000	50,604,000	2,931,000	2,023,000
Operating leases	5,200,000	364,000	479,000	354,000	4,003,000

Total contractual cash obligations	$62,121,000	$1,727,000	$51,083,000	$3,285,000	$6,026,000

We have an $80,000,000 revolving line of credit agreement. At December 31, 2005, $49,100,000 was outstanding under the facility. After consideration of stand-by letters of credit outstanding, borrowings of $6,498,000 were available pursuant to the facility at December 31, 2005.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at December 31, 2005. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2005 and 2004, $734,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $5,778,000 was outstanding at December 31, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2005, $3,200,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $1,447,000, $1,696,000 and $1,761,000 for the years ended December 31, 2005, 2004 and 2003, respectively. On October 6, 2005, Midwest Racing redeemed

$11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. The loan is being amortized through February 2014. A stand-by letter of credit for $1,467,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Related Party Transactions

See NOTE 12 – Related Party Transactions of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of related party transactions.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $1,350,000 in 2005 to $3,721,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no contractual obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our inability to obtain additional sanctioned events in the future and to maintain sanction agreements at current levels would likely result in lower than anticipated revenues from admissions, broadcast rights, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. A substantial portion of our revenues is derived from the broadcast revenues received through the arrangements that NASCAR has made with various broadcast media, many of which expire in 2014. The success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding on December 31, 2005. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2005 and 2004, $734,000 and

$936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to financial market risk resulting from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At December 31, 2005, there was $49,100,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. Historically, the Company managed its mix of fixed and variable-rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, the Company will pay a fixed interest rate of 4.74%. In return, the issuing lender will refund to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of December 31, 2005, the interest rate swap had no value. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $800,000 at December 31, 2005. A change in interest rates will have no impact on the interest expense associated with the $37,500,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2005 not subject to the interest rate swap would cause a change in total annual interest costs of $116,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2005.

At December 31, 2005, the Company’s long-term debt had a carrying value of $5,778,000 and an estimated fair value of $7,078,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $24,000,000 was outstanding at December 31, 2005. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, the Company is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8. Financial Statements And Supplementary Data

The Company’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 29.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in this Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

Our management also is responsible for establishing and maintaining a system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the Company. The Director of Internal Audit reports directly to the Audit Committee of our Board of Directors. We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under the Company’s Code of Business Conduct and with the highest level of ethical standards. These standards are a key element of the Company’s control system.

The Audit Committee of our Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, our internal auditors and our independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedure may deteriorate.

(a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as a result of the material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management of the Company has concluded, as a result of the material weakness in internal control over financial reporting discussed below, that the Company’s internal control over financial reporting was not effective, as of December 31, 2005.

A “material weakness” is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No.2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2005. The Company’s policies and procedures did not provide for adequate management oversight and review of the Company’s accounting for income taxes in interim periods. This deficiency resulted in errors in the Company’s income tax expense in the Company’s interim consolidated financial statements for the second and third quarters of 2005. Management corrected the draft financial statements, in each case, prior to their issuance. Management has concluded that this deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s interim consolidated financial statements would not be prevented or detected.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to our discovery of the material weakness discussed above, in early 2006 we took steps to remediate the material weakness, including accelerating the timing of certain tax review activities during the financial statement closing process and establishing stronger processes and procedures and documentation standards relative to our income tax provisions, such as the development of a tracking mechanism to ensure that income tax accounting matters are identified and that related analyses, judgments and estimates are appropriately documented and reviewed by senior finance personnel on a timely basis. We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified above.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Dover Motorsports, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures did not provide for adequate management oversight and review of the Company’s accounting for income taxes in interim periods. This deficiency resulted in errors in the Company’s income tax expense in the Company’s interim consolidated financial statements for the second and third quarters of 2005. Management has concluded that this deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s interim consolidated financial statements would not be prevented or detected.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings, and cash flows for each of the years in the three year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Dover Motorsports, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria Dover Motorsports, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Philadelphia, Pennsylvania

March 13, 2006

Item 9B. Other Information

None.

Part III

Item 10. Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

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

Executive Officers of the Registrant. As of December 31, 2005, the executive officers of the registrant were:

Name	Position	Age	Term of Office
Denis McGlynn	President and	60	11/79 to date
	Chief Executive Officer

Jerome Miraglia	Executive Vice President	47	1/02 to date

Patrick J. Bagley	Sr. Vice President-Finance	58	5/02 to date
	and Chief Financial Officer

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	46	7/99 to date

Thomas Wintermantel	Treasurer and
	Assistant Secretary	47	7/02 to date

The Company’s Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served the Company in that capacity, or as Vice Chairman of the Board, for over 9 years. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as the Company’s President and Chief Executive Officer for 26 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Jerome Miraglia joined the Company as Executive Vice President in January 2002. Prior to joining the Company, Mr. Miraglia was the Executive Vice President of Mariah Vision 3, Inc. From 1991 to 1996, Mr. Miraglia was a partner in the law firm of Miles & Stockbridge in Baltimore, MD.

Partrick J. Bagley joined the Company as Vice President-Finance and Chief Financial Officer in May 2002. Prior to joining the Company, Mr. Bagley was the Vice President-Finance, Treasurer and CFO of Rollins Truck Leasing Corp. Mr. Bagley has been a director of the Company since 1996 and prior to that had provided consulting services since 1994.

Klaus M. Belohoubek has been Vice President-General Counsel and Secretary since 1999 and has provided legal representation to the Company in various capacities since 1990. Mr. Belohoubek also serves as Senior Vice President-General Counsel and Secretary of Gaming.

Thomas Wintermantel joined the Company as Treasurer and Assistant Secretary in July 2002. For more than five years prior to joining the Company, Mr. Wintermantel was the Financial Vice President and Treasurer of John W. Rollins & Associates, Financial Vice President of Rollins Jamaica, Ltd. and President and Director of the John W. Rollins Foundation.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 14. Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 29.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover
Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover
Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1
dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Mortgage and Security Agreement executed by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K dated March 10, 2004).

10.7	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Wilson County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 10, 2004).

10.8	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Rutherford County) for the the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K dated March 10, 2004).

10.9	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Grand Prix
Association of Long Beach, Inc. for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of
February 17, 2004 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K dated March 10,
2004).

10.10	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Memphis International Motorsports Corporation for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 10, 2004).

10.11	Pledge Agreement by Dover Motorsports, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K dated March 10, 2004).

10.12	Pledge Agreement by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K dated March 10, 2004).

10.13	Pledge Agreement by Grand Prix Association of Long Beach, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K dated March 10, 2004).

10.14	Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.15	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.16	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.17	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.18	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.19	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2006 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 22, 2005).

10.20	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2006 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 22, 2005).

10.21	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated
February 17, 2006).

10.22	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Jerome T. Miraglia dated February 13, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 17, 2006).

10.23	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Patrick J. Bagley dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 17, 2006).

10.24	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.25	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.26	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.27	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 29, 2004).

10.28	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.29	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.30	Asset Purchase Agreement between Grand Prix Association of Long Beach, Inc. and Aquarium Asset Management, LLC dated May 23, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 26, 2005).

10.31	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on March 29, 2004).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 13, 2006	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley Patrick J. Bagley	Sr. Vice President-Finance, Chief Financial Officer and Director	March 13, 2006

/s/ Henry B. Tippie Henry B. Tippie	Chairman of the Board	March 13, 2006

/s/ Kenneth K. Chalmers Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 13, 2006

/s/ John W. Rollins, Jr. John W. Rollins, Jr.	Director	March 13, 2006

/s/ Jeffrey W. Rollins Jeffrey W. Rollins	Director	March 13, 2006

/s/ R. Randall Rollins R. Randall Rollins	Director	March 13, 2006

/s/ Eugene W. Weaver Eugene W. Weaver	Director	March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 13, 2006

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2005	2004	2003
Revenues:
Admissions	$37,195,000	$34,624,000	$33,273,000
Event-related	27,061,000	27,263,000	24,971,000
Broadcasting	26,267,000	22,220,000	18,250,000
Other	476,000	81,000	1,050,000

	90,999,000	84,188,000	77,544,000

Expenses:
Operating and marketing	52,793,000	50,164,000	48,177,000
Impairment charges	—	—	743,000
General and administrative	13,697,000	13,585,000	12,099,000
Depreciation and amortization	9,433,000	9,198,000	9,140,000

	75,923,000	72,947,000	70,159,000

Operating earnings	15,076,000	11,241,000	7,385,000
Interest income	27,000	488,000	165,000
Interest expense	(3,542,000)	(3,915,000)	(5,253,000)
Loss on extinguishment of debt	(3,174,000)	—	—

Earnings from continuing operations before income taxes	8,387,000	7,814,000	2,297,000
Income taxes	4,412,000	4,047,000	2,273,000

Earnings from continuing operations	3,975,000	3,767,000	24,000
Earnings (loss) from discontinued operation, net of income tax expense (benefit) of $3,574,000, ($738,000) and ($4,498,000) in 2005, 2004 and 2003, respectively	601,000	(1,327,000)	(22,162,000)

Net earnings (loss)	4,576,000	2,440,000	(22,138,000)
Change in minimum pension liability, net of income tax benefit	(210,000)	(117,000)	(80,000)

Comprehensive earnings (loss)	$4,366,000	$2,323,000	$(22,218,000)

Net earnings (loss) per common share – basic:
Continuing operations	$0.10	$0.09	$—
Discontinued operation	0.02	(0.03)	(0.56)

Net earnings (loss)	$0.12	$0.06	$(0.56)

Net earnings (loss) per common share – diluted:
Continuing operations	$0.10	$0.09	$—
Discontinued operation	0.02	(0.03)	(0.55)

Net earnings (loss)	$0.12	$0.06	$(0.55)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$953,000	$134,000
Accounts receivable	2,366,000	2,336,000
Inventories	230,000	208,000
Prepaid expenses and other	1,705,000	1,812,000
Deferred income taxes	517,000	675,000
Current assets of discontinued operation	—	2,593,000

Total current assets	5,771,000	7,758,000
Property and equipment, net	221,005,000	220,949,000
Restricted cash	3,200,000	3,571,000
Other assets, net	963,000	1,385,000
Deferred income taxes	—	46,000
Goodwill	2,487,000	2,487,000
Non-current assets of discontinued operation	—	12,054,000

Total assets	$233,426,000	$248,250,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477,000	$1,898,000
Accrued liabilities	5,421,000	5,323,000
Payable to Dover Downs Gaming & Entertainment, Inc.	15,000	2,000
Income taxes payable	290,000	324,000
Current portion of long-term debt	875,000	805,000
Deferred revenue	9,522,000	9,306,000
Current liabilities of discontinued operation	144,000	2,633,000

Total current liabilities	17,744,000	20,291,000

Notes payable to banks	49,100,000	27,000,000
Long-term debt	4,903,000	17,684,000
Other liabilities	42,000	64,000
Deferred income taxes	48,360,000	44,745,000
Commitments and contingencies (see Notes to the Consolidated Financial Statements)
Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,496,770 and 16,946,426, respectively	1,650,000	1,695,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,918,225 and 23,240,185, respectively	1,992,000	2,324,000
Additional paid-in capital	101,757,000	128,542,000
Retained earnings	9,453,000	6,834,000
Accumulated other comprehensive loss	(737,000)	(527,000)
Deferred compensation	(838,000)	(402,000)

Total stockholders’ equity	113,277,000	138,466,000

Total liabilities and stockholders’ equity	$233,426,000	$248,250,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net earnings (loss)	$4,576,000	$2,440,000	$(22,138,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,433,000	9,198,000	9,140,000
Amortization and write-off of credit facility fees	167,000	275,000	1,161,000
Amortization of deferred compensation	200,000	51,000	—
Impairment charges	—	—	743,000
Tax benefit of options exercised	—	6,000	500,000
Deferred income taxes	2,473,000	2,595,000	4,672,000
Loss on extinguishment of debt	3,174,000	—	—
(Earnings) loss from discontinued operation, net	(601,000)	1,327,000	22,162,000
Changes in assets and liabilities:
Accounts receivable	(30,000)	(576,000)	781,000
Inventories	(22,000)	7,000	20,000
Prepaid expenses and other	62,000	(411,000)	(27,000)
Accounts payable	(421,000)	(1,388,000)	1,453,000
Accrued liabilities	(330,000)	983,000	(537,000)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	13,000	98,000	(371,000)
Income taxes payable/receivable	(34,000)	2,900,000	1,767,000
Deferred revenue	216,000	95,000	(2,000)
Other liabilities	(22,000)	(21,000)	(22,000)

Net cash provided by operating activities of continuing operations	18,854,000	17,579,000	19,302,000

Net cash (used in) provided by operating activities of discontinued operation	(1,470,000)	2,675,000	(3,704,000)

Investing activities:
Capital expenditures	(8,675,000)	(4,826,000)	(1,348,000)
Restricted cash	371,000	(138,000)	250,000
Proceeds from the sale of discontinued operation, net	15,132,000	—	—

Net cash provided by (used in) investing activities of continuing operations	6,828,000	(4,964,000)	(1,098,000)

Net cash used in investing activities of discontinued operation	(178,000)	(93,000)	(1,486,000)

Financing activities:
Borrowings from notes payable to banks	84,800,000	73,895,000	48,165,000
Repayments on notes payable to banks	(62,700,000)	(89,940,000)	(56,635,000)
Repayments of long-term debt	(803,000)	(743,000)	(682,000)
Extinguishment of long-term debt	(14,587,000)	—	—
Repurchase of common stock	(28,562,000)	—	—
Proceeds from stock options exercised	764,000	319,000	155,000
Credit facility origination and amendment fees	(170,000)	(337,000)	(556,000)
Dividends paid	(1,957,000)	(1,605,000)	(1,598,000)

Net cash used in financing activities of continuing operations	(23,215,000)	(18,411,000)	(11,151,000)

Net increase (decrease) in cash and cash equivalents	819,000	(3,214,000)	1,863,000
Cash and cash equivalents, beginning of year	134,000	3,348,000	1,485,000

Cash and cash equivalents, end of year	$953,000	$134,000	$3,348,000

Supplemental information:
Interest paid	$3,722,000	$3,494,000	$4,233,000

Income tax payments/(refunds), net	$1,975,000	$(6,962,000)	$(5,779,000)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “the Company,” “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and the Company promoted 15 major events during 2005 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2005, the Company promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL Indy Car Series event; and

•	2 NHRA national events.

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

NOTE 2 – Discontinued Operation

On June 10, 2005, the Company completed the sale of substantially all of the assets used by its wholly owned subsidiary Midwest Racing, Inc. f/k/a Grand Prix Association of Long Beach, Inc. (“Midwest Racing”) for $15,132,000, net of transaction costs, resulting in a pre-tax gain on the sale of $5,143,000. These assets were used to promote Midwest Racing’s temporary circuit motorsports events and in its grandstand rental business. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

	Years Ended December 31,
	2005	2004	2003
Revenues	$8,096,000	$9,429,000	$16,082,000
Loss from operations before income taxes	$(968,000)	$(2,065,000)	$(26,660,000)
Income tax benefit on operations	$338,000	$738,000	$4,498,000
Gain on sale, net of income taxes of $3,912,000	$1,231,000	$—	$—
Earnings (loss) from discontinued operation	$601,000	$(1,327,000)	$(22,162,000)

The assets sold of Midwest Racing included goodwill of $6,034,000.

During the fourth quarter of 2003, the Company’s Midwest Racing subsidiary recorded non-cash impairment charges of $20,588,000 to write-down the carrying value of goodwill and certain property and equipment. Of the total impairment charges, $13,362,000 related to the impairment of goodwill in connection with the Company’s annual assessment of goodwill, $2,867,000 and $4,309,000 related to the write-down of assets used to promote and run the Grand Prix of St. Petersburg event and the Grand Prix of Denver event, respectively, and $50,000 related to the write-down of other equipment to be disposed of to fair value.

The major classes of assets and liabilities of the discontinued operation in the balance sheet are as follows:

	December 31, 2005	December 31, 2004
Accounts receivable	$—	$1,557,000
Inventories	—	15,000
Prepaid expenses and other	—	915,000
Deferred income taxes	—	106,000

Current assets of discontinued operation	$—	$2,593,000

Property and equipment, net	$—	$4,024,000
Deferred income taxes	—	1,996,000
Goodwill	—	6,034,000

Non-current assets of discontinued operation	$—	$12,054,000

Accounts payable	$35,000	$49,000
Accrued liabilities	109,000	227,000
Deferred revenue	—	2,357,000

Current liabilities of discontinued operation	$144,000	$2,633,000

As a result of the sale, the Company no longer promotes temporary circuit motorsports events and is no longer in the grandstand rental business.

NOTE 3 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Derivative Instruments and Hedging Activities—The Company is subject to interest rate risk on the variable component of the interest rate under its revolving credit agreement. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. The Company has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. See NOTE 6 – Indebtedness and NOTE 11 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	5-10 years

Goodwill—The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value.

Based on the Company’s 2005, 2004 and 2003 annual assessments of goodwill, which were completed in November of each year, it has determined that there was no impairment loss related to its goodwill of its continuing operations as of those dates.

Impairment of long-lived assets—The Company evaluates its long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, the Company projects undiscounted net future cash flows expected to be generated by the asset over the remaining life of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. See NOTE 7 – Impairment Charges for further discussion.

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

Revenue recognition—The Company classifies its revenues as admissions, event-related, broadcasting and other. “Admissions” includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,438,000, $1,323,000 and $1,311,000 of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.

Advertising expenses were $2,879,000, $2,702,000 and $2,983,000 in 2005, 2004 and 2003, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2005	2004	2003
Basic EPS	38,913,000	40,024,000	39,880,000
Effect of dilutive securities	174,000	32,000	100,000

Diluted EPS	39,087,000	40,056,000	39,980,000

Dilutive securities include stock options and unvested restricted stock awards.

For the years ended December 31, 2005, 2004 and 2003, options to purchase approximately 378,000, 1,036,000 and 1,222,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method, did not record any stock-based compensation expense related to its stock options during the years ended December 31, 2005, 2004 and 2003. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 10 – Stockholders’ Equity.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Years ended December 31,
	2005	2004	2003
Net earnings (loss), as reported	$4,576,000	$2,440,000	$(22,138,000)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	118,000	30,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,034,000)	(646,000)	(685,000)

Pro forma net earnings (loss)	$3,660,000	$1,824,000	$(22,823,000)

Net earnings (loss) per common share:
Basic – as reported	$0.12	$0.06	$(0.56)
Basic – pro forma	$0.09	$0.05	$(0.57)

Diluted – as reported	$0.12	$0.06	$(0.55)
Diluted – pro forma	$0.09	$0.05	$(0.57)

For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

2003
Risk-free interest rate	3.75%
Volatility	45%
Expected dividend yield	0.85%
Expected life (in years)	7.5

The fair value of restricted stock awards granted during the years ended December 31, 2005 and 2004 was $5.82 and $4.16, respectively. The weighted-average fair value of options granted during the year ended December 31, 2003 was $2.22. No stock options were granted during the years ended December 31, 2005 and 2004.

On December 12, 2005, the Company’s Compensation and Stock Incentive Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by the Company’s employees with an exercise price of $7.00 or higher, excluding those held by the Company’s President and Chief Executive Officer. This accelerated vesting affected options for approximately 104,000 shares of the Company’s common stock, all of which had exercise prices in excess of their market prices. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Company’s future statements of earnings upon the Company’s adoption of FASB Statement No. 123 (Revised 2004), Share-Based Payment, effective on January 1, 2006. Statement No. 123R will require all share-based payments to Company employees, including grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $430,000 of compensation expense over the course of the original vesting periods. Approximately $184,000 of such compensation expense is expected to be avoided in 2006.

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

Recent accounting pronouncements—In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of an error correction by restating previously issued financial statements is also addressed by the statement. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement No. 154 to have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued Statement No. 123R. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretations that the Company currently uses. The Company would have been required to adopt Statement No. 123R beginning in the third quarter of 2005; however, on April 14, 2005 the United States Securities and Exchange Commission (“SEC”) announced that adoption of Statement No. 123R would be delayed until the first quarter of 2006 for calendar year companies. The Company has determined that its earnings per diluted share will be negatively impacted by approximately $0.01 in 2006 as a result of applying the various provisions of Statement No. 123R.

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2005	2004
Land	$32,748,000	$26,298,000
Facilities	233,152,000	228,184,000
Furniture, fixtures and equipment	18,010,000	18,160,000
Construction in progress	254,000	2,368,000

	284,164,000	275,010,000
Less accumulated depreciation	(63,159,000)	(54,061,000)

	$221,005,000	$220,949,000

Depreciation expense was $9,358,000, $9,113,000 and $9,055,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2005	2004
Payroll and related items	$1,303,000	$1,119,000
Real estate taxes	1,275,000	1,215,000
Pension	895,000	685,000
Other	1,948,000	2,304,000

	$5,421,000	$5,323,000

NOTE 6 – Indebtedness

Long-term debt consists of the following as of December 31:

	2005	2004
Notes payable to banks	$49,100,000	$27,000,000
SWIDA bonds	5,778,000	18,489,000

	54,878,000	45,489,000
Less current portion	(875,000)	(805,000)

	$54,003,000	$44,684,000

At December 31, 2005, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective October 12, 2005, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”). The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At December 31, 2005, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $49,100,000 outstanding under the facility at December 31, 2005, at a weighted average interest rate of 6.2%. After consideration of stand-by letters of credit outstanding, borrowings of $6,498,000 were available pursuant to the facility at December 31, 2005. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company will pay a fixed interest rate of 4.74%. In return, the issuing lender will refund to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $5,778,000 was outstanding at December 31, 2005. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the

SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2005, $3,200,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $1,447,000, $1,696,000 and $1,761,000 for the years ended December 31, 2005, 2004 and 2003, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. The loan is being amortized through February 2014. A stand-by letter of credit for $1,467,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 13 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2005 are as follows: 2006-$875,000; 2007-$695,000; 2008-$49,100,000; 2009-$1,130,000; 2010-$1,235,000 and thereafter-$1,843,000.

NOTE 7 – Impairment Charges

During the fourth quarter of 2003, the Company recorded non-cash impairment charges of $743,000 to write-down the carrying value of certain property and equipment to be disposed of to fair value.

NOTE 8 – Income Taxes

The current and deferred income tax provisions (benefits) from continuing operations are as follows:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$87,000	$—	$(2,846,000)
State	1,854,000	1,704,000	1,500,000

	1,941,000	1,704,000	(1,346,000)

Deferred:
Federal	2,077,000	2,057,000	1,436,000
State	394,000	286,000	2,183,000

	2,471,000	2,343,000	3,619,000

Total income tax provision	$4,412,000	$4,047,000	$2,273,000

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2005	2004
Deferred income tax assets:
Accruals not currently deductible for income taxes	$674,000	$696,000
Net operating loss carry-forwards	11,665,000	11,375,000

Total deferred income tax assets	12,339,000	12,071,000

Deferred income tax liabilities:
Depreciation	(56,461,000)	(53,724,000)

	(44,122,000)	(41,653,000)

Valuation allowance	(3,721,000)	(2,371,000)

Net deferred income tax liability	$(47,843,000)	$(44,024,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$517,000	$675,000
Noncurrent deferred income tax assets	—	46,000
Noncurrent deferred income tax liabilities	(48,360,000)	(44,745,000)

	$(47,843,000)	$(44,024,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2025). At December 31, 2005, the Company has available federal and state net operating loss carryforwards of $8,966,000 and $179,322,000, respectively. Valuation allowances, net of federal tax benefit, increased in 2005 and 2004 by $1,350,000 and $338,000, respectively. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2005	2004	2003
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	8.7%	8.3%	16.8%
Valuation allowance	8.9%	8.5%	47.2%

Effective income tax rate	52.6%	51.8%	99.0%

Prior to the spin-off, Gaming was included as part of the Company’s consolidated federal income tax return; however, the income tax expense in the consolidated financial statements was computed on a separate return basis. The Company and Gaming have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 12 – Related Party Transactions. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off.

For the year ended December 31, 2003, the Company reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which was required to be paid by Gaming under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 the Company recorded a $330,000 receivable from Gaming for its portion of the carryforward. We received payment of the amount in the first quarter of 2004.

NOTE 9 – Pension Plan

The Company maintains a non-contributory tax qualified defined benefit pension plan. All of the Company’s full time employees are eligible to participate in the qualified plan. Benefits provided by the Dover Motorsports, Inc. qualified pension plan are based on years of service and employees’ remuneration over their employment with the Company. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,532,000	$3,733,000
Service cost	367,000	302,000
Interest cost	294,000	249,000
Actuarial loss	591,000	286,000
Benefits paid	(262,000)	(38,000)
Other	152,000	—

Benefit obligation at end of year	5,674,000	4,532,000

Change in plan assets:
Fair value of plan assets at beginning of year	3,106,000	2,372,000
Actual return on plan assets	273,000	180,000
Employer contribution	677,000	592,000
Benefits paid	(262,000)	(38,000)
Other	152,000	—

Fair value of plan assets at end of year	3,946,000	3,106,000

Unfunded status	(1,728,000)	(1,426,000)
Unrecognized net loss	2,041,000	1,499,000
Unrecognized prior service cost	174,000	196,000

Net amount recognized	$487,000	$269,000

The following table presents the amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2005	2004
Accrued benefit cost	$(895,000)	$(685,000)
Intangible asset	135,000	39,000
Deferred income taxes	510,000	388,000
Accumulated other comprehensive loss	737,000	527,000

	$487,000	$269,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,674,000, $4,842,000 and $3,946,000, respectively, as of December 31, 2005 and $4,532,000, $3,894,000 and $3,106,000 respectively, as of December 31, 2004.

The Company plans to contribute approximately $1,000,000 to its pension plans in 2006.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2006	$96,000
2007	$104,000
2008	$154,000
2009	$186,000
2010	$201,000
2011-2015	$1,900,000

Since the actuarial present value of accumulated benefits exceeded plan assets and accrued pension liabilities, the Company was required to record an additional minimum pension liability in 2003 that increased pension liabilities by $147,000, decreased intangible assets by $5,000, increased deferred income tax assets by $72,000 and recognized other comprehensive loss of $80,000. In 2004, the Company was required to record an additional minimum pension liability that increased pension liabilities by $196,000, decreased intangible assets by $5,000, increased deferred income tax assets by $84,000 and recognized other comprehensive loss of $117,000. In 2005, the Company was required to record an additional minimum pension liability that increased pension liabilities by $428,000, increased intangible assets by $96,000, increased deferred income tax assets by $122,000 and recognized other comprehensive loss of $210,000. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2005	2004	2003
Service cost	$367,000	$302,000	$228,000
Interest cost	294,000	249,000	211,000
Expected return on plan assets	(316,000)	(243,000)	(173,000)
Recognized net actuarial loss	91,000	92,000	90,000
Net amortization	23,000	23,000	23,000

	$459,000	$423,000	$379,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2005, 2004 and 2003, and the actuarial value of the projected benefit obligation at December 31, 2005 and 2004 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2005	2004	2003	2005	2004
Weighted-average discount rate	6.25%	6.25%	6.50%	5.85%	6.25%
Weighted-average rate of compensation increase	4.00%	4.00%	5.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	n/a	n/a

For 2005, the Company assumed a long-term rate of return on plan assets of 9.00%. In developing the 9.00% expected long-term rate of return assumption, the Company considered its historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

The Company’s pension plan asset allocation at December 31, 2005 and 2004, and target allocation for 2006 are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2005	2004	2006
Equity securities	70%	66%	70%
Debt securities	24%	20%	20%
Other (money market mutual funds)	6%	14%	10%

Total	100%	100%	100%

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

The Company also maintains a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 10 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2002	$1,614	$2,345	$127,169	$29,735	$(330)	$—
Net loss	—	—	—	(22,138)	—	—
Proceeds from stock options exercised	41	—	114	—	—	—
Dividends paid, $0.04 per share	—	—	—	(1,598)	—	—
Tax benefit of exercised stock options	—	—	500	—	—	—
Change in minimum pension liability, net of income tax benefit of $72	—	—	—	—	(80)	—
Conversion of Class A common stock to common stock	1	(1)	—	—	—	—

Balance at December 31, 2003	1,656	2,344	127,783	5,999	(410)	—
Net earnings	—	—	—	2,440	—	—
Dividends paid, $0.04 per share	—	—	—	(1,605)	—	—
Proceeds from stock options exercised	8	—	311	—	—	—
Tax benefit of exercised stock options	—	—	6	—	—	—
Issuance of restricted stock awards	11	—	442	—	—	(453)
Amortization of deferred compensation	—	—	—	—	—	51
Change in minimum pension liability, net of income tax benefit of $77	—	—	—	—	(117)	—
Conversion of Class A common stock to common stock	20	(20)	—	—	—	—

Balance at December 31, 2004	1,695	2,324	128,542	6,834	(527)	(402)
Net earnings	—	—	—	4,576	—	—
Dividends paid, $0.05 per share	—	—	—	(1,957)	—	—
Proceeds from stock options exercised	14	—	750	—	—	—
Issuance of restricted stock awards, net of forfeitures	11	—	625	—	—	(636)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	200
Change in minimum pension liability, net of income tax benefit of $122	—	—	—	—	(210)	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—	—
Repurchase and retirement of common stock	(171)	(231)	(28,160)	—	—	—

Balance at December 31, 2005	$1,650	$1,992	$101,757	$9,453	$(737)	$(838)

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

On January 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend was paid on March 10, 2006 to shareholders of record at the close of business on February 10, 2006.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. As of December 31, 2005, there have been no repurchases of outstanding common stock pursuant to the authorization. Subsequent to year-end and through the date of this filing, the Company purchased and retired 205,393 shares of its outstanding common stock at an average purchase price of $5.13 per share, not including nominal brokerage commissions.

On August 10, 2005, the Company commenced a tender offer to purchase up to 1,706,543 shares of its common stock and up to 2,323,019 shares of its Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. The Company purchased 1,706,543 shares of its common stock and 2,311,960 shares of its Class A common stock for $28,562,000, including expenses, in connection with the tender offer.

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 917,087 shares of common stock were outstanding under the 1996 Plan as of December 31, 2005. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as restricted stock awards, valued in whole or in part by reference to our common stock. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the year ended December 31, 2005, the Company issued 115,000 shares of restricted stock to certain officers and key employees at a fair-market value of $5.82 per share on the grant date and 6,000 shares were forfeited. During the year ended December 31, 2004, the Company issued 109,000 shares of restricted stock to certain officers and key employees at a fair-market value of $4.16 per share on the grant date. The aggregate market value of the restricted stock at the date of issuance was recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of December 31, 2005, there were 1,282,000 shares available for granting options or stock awards under the 2004 Plan.

Option activity related to the 1996 Plan was as follows:

	December 31,
	2005	2004	2003
Number of options:
Outstanding at beginning of year	1,179,801	1,445,560	1,575,922
Granted	—	—	382,000
Exercised	(137,887)	(83,528)	(402,246)
Expired	(124,827)	(182,231)	(110,116)

Outstanding at end of year	917,087	1,179,801	1,445,560

Exercisable at end of year	520,023	550,447	584,605

Weighted average exercise price:
Options granted	$—	$—	$4.63
Options exercised	$3.94	$3.82	$0.38
Options outstanding	$5.72	$5.70	$5.39
Options exercisable	$5.84	$5.81	$5.14

The following table summarizes information about the stock options outstanding under the 1996 Plan as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$4.68-$5.45	588,725	$4.94	3.49yrs	318,157	$5.07
$6.56-$7.24	328,362	$7.12	3.49yrs	201,866	$7.05

	917,087	$5.72	3.49yrs	520,023	$5.84

NOTE 11 – Financial Instruments

At December 31, 2005, there was $49,100,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. Historically, the Company managed its mix of fixed and variable-rate debt by structuring the terms of its debt agreements. The Company’s risk management objective is to lock in the interest cash outflows on a portion of its debt. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, the Company will pay a fixed interest rate of 4.74%. In return, the issuing lender will refund to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At December 31, 2005, the interest rate swap had no value. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2005.

The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At December 31, 2005 and 2004, the Company’s long-term debt had carrying values of $5,778,000 and $18,489,000, respectively, and estimated fair values of $7,078,000 and $20,596,000, respectively. The fair values were determined based on recent arms-length transactions near December 31, 2005 and through the use of a discounted cash flow methodology applying interest rates available to the Company for issues with similar terms at December 31, 2004, respectively.

NOTE 12 – Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, Gaming, a company related through common ownership, allocated costs of $1,613,000, 1,241,000 and $1,969,000, respectively, to the Company for certain administrative and operating services. Additionally, the Company allocated costs of $113,000 and $116,000, respectively, to Gaming for the years ended December 31, 2005 and 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s NASCAR event weekends at Dover International Speedway, Gaming provided certain catering services for which the Company was invoiced $938,000, $933,000 and $443,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Company invoiced Gaming $113,000, $238,000 and $206,000 during 2005, 2004 and 2003, respectively, for tickets and other event related items. As of December 31, 2005 and 2004, the Company’s consolidated balance sheet includes a $15,000 and $2,000 payable to Gaming, respectively, for the aforementioned items. The Company has since settled the payable in the first quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

During the year ended December 31, 2003, the Company purchased certain paving, site work and construction services involving total payments of $413,000 from a company wholly owned by Melvin Joseph, a former director.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of December 31, 2005, Mr. Tippie has control over approximately 52.3% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

In conjunction with the spin-off of Gaming by the Company, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. Among these are the Real Property Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

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

NOTE 13 – Commitments and Contingencies

The Company leases certain land at Gateway with leases expiring at various dates through 2070. The Company also leases certain land, buildings and equipment at its other facilities with leases expiring at various dates through 2010. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $517,000, $499,000 and $380,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The minimum lease payments due under these leases are as follows:

2006	$364,000
2007	$283,000
2008	$196,000
2009	$179,000
2010	$175,000
Thereafter	$4,003,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at December 31, 2005. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2005 and 2004, $734,000 and $936,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $6,222,000.

The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

NOTE 14 – Quarterly Results – (unaudited)

Year Ended December 31, 2005	March 31	June 30(a)	September 30	December 31(b)
Revenues	$3,073,000	$41,854,000	$42,822,000	$3,250,000
Operating (loss) earnings	$(6,604,000)	$15,544,000	$13,676,000	$(7,540,000)
(Loss) earnings from continuing operations	$(3,527,000)	$7,328,000	$6,772,000	$(6,598,000)
(Loss) earnings from discontinued operation	$(355,000)	$956,000	$—	$—
Net (loss) earnings	$(3,882,000)	$8,284,000	$6,772,000	$(6,598,000)
Net (loss) earnings per common share – basic:
Continuing operations	$(0.09)	$0.19	$0.17	$(0.18)
Discontinued operation	(0.01)	0.02	—	—

Net (loss) earnings	$(0.10)	$0.21	$0.17	$(0.18)

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.09)	$0.19	$0.17	$(0.18)
Discontinued operation	(0.01)	0.02	—	—

Net (loss) earnings	$(0.10)	$0.21	$0.17	$(0.18)

Year Ended December 31, 2004
Revenues	$644,000	$43,163,000	$37,413,000	$2,968,000
Operating (loss) earnings	$(6,439,000)	$13,597,000	$11,975,000	$(7,892,000)
(Loss) earnings from continuing operations	$(2,658,000)	$5,168,000	$4,514,000	$(3,257,000)
Loss from discontinued operation	$(528,000)	$(5,000)	$(378,000)	$(416,000)
Net (loss) earnings	$(3,186,000)	$5,163,000	$4,136,000	$(3,673,000)
Net (loss) earnings per common share – basic:
Continuing operations	$(0.07)	$0.13	$0.11	$(0.08)
Discontinued operation	(0.01)	—	(0.01)	(0.01)

Net (loss) earnings	$(0.08)	$0.13	$0.10	$(0.09)

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.07)	$0.13	$0.11	$(0.08)
Discontinued operation	(0.01)	—	(0.01)	(0.01)

Net (loss) earnings	$(0.08)	$0.13	$0.10	$(0.09)

(a)	On June 10, 2005, the Company completed the sale of substantially all of the assets used by its Midwest Racing subsidiary for $15,132,000, net of transaction costs, resulting in a pre-tax gain on the sale of $5,143,000. In accordance with FASB Statement No. 144, the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly the consolidated financial statements have been reclassified for all prior periods. See NOTE - 2 Discontinued Operation.

(b)	On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.