Form 10-Q
period 2006-03-31
DOVER MOTORSPORTS INC
filed 2006-05-08
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,401,377 shares
Class A Common Stock -	19,918,225 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Admissions	$85	$1,203
Event-related	690	1,107
Broadcasting	—	631
Other	26	132

	801	3,073

Expenses:
Operating and marketing	2,218	4,268
General and administrative	3,019	3,093
Depreciation and amortization	2,383	2,316

	7,620	9,677

Operating loss	(6,819)	(6,604)

Interest income	12	4
Interest expense	(1,126)	(936)

Loss from continuing operations before income tax benefit	(7,933)	(7,536)

Income tax benefit	3,540	4,009

Loss from continuing operations	(4,393)	(3,527)

Loss from discontinued operation, net of income tax benefit of $197 for the three months ended March 31, 2005	—	(355)

Net loss	(4,393)	(3,882)

Unrealized gain on interest rate swap, net of income taxes of $120	176	—

Comprehensive loss	$(4,217)	$(3,882)

Net loss per common share – basic:
Continuing operations	$(0.12)	$(0.09)
Discontinued operation	—	(0.01)

Net loss	$(0.12)	$(0.10)

Net loss per common share – diluted:
Continuing operations	$(0.12)	$(0.09)
Discontinued operation	—	(0.01)

Net loss	$(0.12)	$(0.10)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,175	$953
Accounts receivable	6,512	2,366
Inventories	249	230
Prepaid expenses and other	3,045	1,705
Income taxes receivable	98	—
Deferred income taxes	563	517

Total current assets	11,642	5,771

Property and equipment, net	219,419	221,005
Restricted cash	2,070	3,200
Other assets, net	1,139	963
Goodwill	2,487	2,487

Total assets	$236,757	$233,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984	$1,477
Accrued liabilities	3,456	5,421
Payable to Dover Downs Gaming & Entertainment, Inc.	11	15
Income taxes payable	—	290
Current portion of long-term debt	695	875
Deferred revenue	26,274	9,522
Current liabilities of discontinued operation	103	144

Total current liabilities	31,523	17,744

Notes payable to banks	48,100	49,100
Long-term debt	4,209	4,903
Other liabilities	21	42
Deferred income taxes	45,375	48,360

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,401,377 and 16,496,770, respectively	1,640	1,650
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,918,225 and 19,918,225, respectively	1,992	1,992
Additional paid-in capital	99,946	101,757
Retained earnings	4,512	9,453
Accumulated other comprehensive loss	(561)	(737)
Deferred compensation	—	(838)

Total stockholders’ equity	107,529	113,277

Total liabilities and stockholders’ equity	$236,757	$233,426

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(4,393)	$(3,882)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	2,383	2,316
Amortization of credit facility fees	63	36
Stock-based compensation	139	47
Deferred income taxes	(3,151)	(3,646)
Loss from discontinued operation, net	—	355
Changes in assets and liabilities:
Accounts receivable	(4,146)	(8,331)
Inventories	(19)	(27)
Prepaid expenses and other	(1,293)	(803)
Accounts payable	(493)	(957)
Accrued liabilities	(1,965)	(1,139)
Payable to Dover Downs Gaming & Entertainment, Inc.	(4)	15
Income taxes payable/receivable	(388)	(362)
Deferred revenue	16,752	18,595
Other liabilities	(21)	(22)

Net cash provided by operating activities of continuing operations	3,464	2,195

Net cash (used in) provided by operating activities of discontinued operation	(41)	824

Investing activities:
Capital expenditures	(787)	(5,960)
Restricted cash	1,130	1,646

Net cash provided by (used in) investing activities of continuing operations	343	(4,314)

Net cash used in investing activities of discontinued operation	—	(27)

Financing activities:
Borrowings from notes payable to banks	3,800	8,400
Repayments on notes payable to banks	(4,800)	(5,400)
Repayments of long-term debt	(874)	(805)
Dividends paid	(548)	(403)
Repurchase of common stock	(1,112)	—
Credit facility origination and amendment fees	—	(105)
Other	(10)	—

Net cash (used in) provided by financing activities of continuing operations	(3,544)	1,687

Net increase in cash and cash equivalents	222	365
Cash and cash equivalents, beginning of period	953	134

Cash and cash equivalents, end of period	$1,175	$499

Supplemental information:
Interest paid	$1,191	$1,329

Income taxes paid	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2006. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and the Company is scheduled to promote 15 major events during 2006 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2006, the Company is scheduled to promote the following major events:

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

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business for the three months ended March 31, 2005:

Revenues	$476,000
Loss from operations before income tax benefit	$(552,000)
Income tax benefit on operations	$197,000
Loss from discontinued operation	$(355,000)

The major classes of liabilities of the discontinued operation in the balance sheet are as follows:

	March 31, 2006	December 31, 2005
Accounts payable	$—	$35,000
Accrued liabilities	103,000	109,000

Current liabilities of discontinued operation	$103,000	$144,000

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

Derivative Instruments and Hedging Activities—The Company is subject to interest rate risk on the variable component of the interest rate under its revolving credit agreement. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. The Company has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. See NOTE 5 – Indebtedness and NOTE 8 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $65,490,000 and $63,159,000 as of March 31, 2006 and December 31, 2005, respectively.

Revenue recognition—The Company classifies its revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $3,000 and $99,000 of total revenues for the three months ended March 31, 2006 and 2005, respectively.

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

Advertising expenses were $3,000 and $258,000 for the three months ended March 31, 2006 and 2005, respectively. The Company promoted one major event in the first quarter of 2005. No major events were promoted in the first quarter of 2006.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2006	2005
Basic EPS	36,099,000	40,078,000
Effect of dilutive securities	—	—

Diluted EPS	36,099,000	40,078,000

Dilutive securities include stock options and nonvested stock awards.

For the three months ended March 31, 2006 and 2005, options to purchase 917,087 and 1,179,801 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the three months ended March 31, 2006 and 2005, 338,000 and 224,000 shares of nonvested stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive.

Accounting for stock-based compensation—Prior to January 1, 2006, the Company accounted for its stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which the Company recognized compensation expense for its nonvested stock awards over the vesting period equal to the fair market value of the stock on the grant date. The Company was not required to recognize compensation expense related to its stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123R revises Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 and related interpretations. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services. The Company adopted Statement No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company calculates compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model. The modified prospective approach does not allow for the restatement of prior period amounts.

The Company recorded total stock-based compensation expense of $139,000 and $47,000 as general and administrative expenses for the three months ended March 31, 2006 and 2005, respectively. Total stock-based compensation expense of $180,000 would have been recorded as general and administrative expenses for the three months ended March 31, 2005, had the Company been subject to reporting under Statement No. 123R during that period. The Company’s loss before income taxes and net loss for the three months ended March 31, 2006 were $64,000 higher than they would have been pursuant to the Company’s previous accounting method for stock-based compensation. The Company recorded income tax benefits of $34,000 and $25,000 for the three months ended March 31, 2006 and 2005, respectively, related to its stock-based compensation. The adoption of Statement No. 123R had no impact on basic and diluted earnings per share for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the vesting of nonvested stock awards and exercise of stock options as operating cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The adoption of Statement No. 123R had an immaterial effect on cash flows for the three months ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options for the three months ended March 31, 2005:

Net loss, as reported	$(3,882,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	22,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(155,000)

Pro forma net loss	$(4,015,000)

Net loss per common share:
Basic – as reported	$(0.10)
Basic – pro forma	$(0.10)

Diluted – as reported	$(0.10)
Diluted – pro forma	$(0.10)

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 917,087 shares of common stock were outstanding under the 1996 Plan as of March 31, 2006. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. On December 12, 2005, the Company’s Compensation and Stock Incentive Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by the Company’s employees with an exercise price of $7.00 or higher, excluding those held by the Company’s President and Chief Executive Officer. This accelerated vesting affected options for approximately 104,000 shares of the Company’s common stock, all of which had exercise prices in excess of their market prices. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of March 31, 2006, there were 1,162,000 shares available for granting options or stock awards under the 2004 Plan.

Stock Options

Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	917,087	$5.72

Outstanding at March 31, 2006	917,087	$5.72	3.25	$321,621

Exercisable at March 31, 2006	679,052	$5.96	2.98	$174,793

Nonvested stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	294,825	$3.27
Vested	(56,790)	$2.62

Nonvested at March 31, 2006	238,035	$3.42

The Company recorded compensation expense of $64,000 related to stock options for the three months ended March 31, 2006. As of March 31, 2006, there was $397,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Nonvested Stock Awards

Nonvested stock activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	218,000	$4.99
Granted	120,000	$6.25

Nonvested at March 31, 2006	338,000	$5.44

The Company recorded compensation expense of $75,000 related to nonvested stock awards for the three months ended March 31, 2006. As of March 31, 2006, there was $1,513,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 5 years.

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

NOTE 5 – Indebtedness

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
Notes payable to banks	$48,100,000	$49,100,000
SWIDA bonds	4,904,000	5,778,000

	53,004,000	54,878,000
Less current portion	(695,000)	(875,000)

	$52,309,000	$54,003,000

At March 31, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective October 12, 2005, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2006, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $48,100,000 outstanding under the facility at March 31, 2006, at a weighted average interest rate of 6.6%. After consideration of stand-by letters of credit outstanding, borrowings of $7,498,000 were available pursuant to the facility at March 31, 2006. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,904,000 was outstanding at March 31, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2006, $2,070,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $119,000 and $411,000 for the three months ended March 31, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. The loan is being amortized through February 2014. A stand-by letter of credit for $1,467,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$107,000	$82,000
Interest cost	83,000	70,000
Expected return on plan assets	(91,000)	(69,000)
Recognized net actuarial loss	23,000	22,000
Net amortization	6,000	6,000

	$128,000	$111,000

The Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $150,000 was contributed during the three months ended March 31, 2006.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2005	$1,650,000	$1,992,000	$101,757,000	$9,453,000	$(737,000)	$(838,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(838,000)	—	—	838,000
Net loss	—	—	—	(4,393,000)	—	—
Dividends paid, $0.015 per share	—	—	—	(548,000)	—	—
Issuance of nonvested stock awards	12,000	—	(12,000)	—	—	—
Stock-based compensation	—	—	139,000	—	—	—
Repurchases and retirement of common stock	(22,000)	—	(1,090,000)	—	—	—
Change in fair value of interest rate swap, net of income taxes of $120,000	—	—	—	—	176,000	—
Other	—	—	(10,000)	—	—	—

Balance at March 31, 2006	$1,640,000	$1,992,000	$99,946,000	$4,512,000	$(561,000)	$—

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on June 10, 2006 to shareholders of record at the close of business on May 10, 2006.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. During the three months ended March 31, 2006, the Company purchased and retired 215,393 shares of its outstanding common stock at an average purchase price of $5.11 per share, not including nominal brokerage commissions. No repurchases were made during the three months ended March 31, 2005. At March 31, 2006, the Company had remaining repurchase authority of 1,784,607 shares.

NOTE 8 – Financial Instruments

At March 31, 2006, there was $48,100,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. The Company’s risk management objective is to lock in the interest cash outflows on a portion of its debt. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At March 31, 2006, the interest rate swap had a fair value of $296,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2006.

The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At March 31, 2006 and December 31, 2005, the Company’s long-term debt had carrying values of $4,904,000 and $5,778,000, respectively, and estimated fair values of $6,007,000 and $7,078,000, respectively. The fair values were determined based on recent arms-length transactions near December 31, 2005.

NOTE 9 – Related Party Transactions

During the three months ended March 31, 2006 and 2005, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $419,000 and $477,000, respectively, to the Company for certain administrative and operating services. Additionally, the Company allocated costs of $26,000 and $24,000, respectively, to Gaming for the three months ended March 31, 2006 and 2005. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s June 2005 NASCAR event weekend at Dover International Speedway, the Company invoiced Gaming $60,000 during the three months ended March 31, 2005 for tickets and other event related items. As of March 31, 2006, the Company’s consolidated balance sheet includes an $11,000 payable to Gaming for the aforementioned items. The Company has since settled the payable in the second quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of March 31, 2006, Mr. Tippie has control over approximately 52.3% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at March 31, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2006 and December 31, 2005, $1,489,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $6,419,000.

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

The Company classifies its revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at the Company’s speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $3,000 and $99,000 of total revenues for the three months ended March 31, 2006 and 2005, respectively.

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

Results of Operations

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Admissions, event-related and broadcasting revenues all decreased in the first quarter of 2006 as compared to the first quarter of 2005 as a result of a change in the Company’s major motorsports event schedule. The Company promoted a NASCAR Busch series event in the first quarter of 2005 at its Nashville Superspeedway facility; however, this event was moved to the second quarter of 2006. The Company’s revenues for the first quarter of 2006 were derived from track rentals and weekly drag-strip events.

Operating and marketing expenses decreased by $2,050,000, or 48.0%, in the first quarter of 2006 as compared to the first quarter of 2005. The decrease resulted from the aforementioned change in the Company’s major motorsports event schedule.

General and administrative expenses remained consistent between the first quarter of 2006 and the first quarter of 2005 at $3,019,000 and $3,093,000, respectively.

Depreciation and amortization expense also remained consistent between the first quarter of 2006 and the first quarter of 2005 at $2,383,000 and $2,316,000, respectively.

Net interest expense was $1,114,000 in the first quarter of 2006 as compared to $932,000 in the first quarter of 2005. The increase resulted from the Company’s higher average outstanding borrowings on its credit facilities during the first quarter of 2006 as compared to the first quarter of 2005 used to fund our self tender in the third quarter of 2005.

The Company reported a loss from continuing operations before income tax benefit of $7,933,000 in the first quarter of 2006 as compared to $7,536,000 in the first quarter of 2005. The loss increased in 2006 as a result of the aforementioned change in the Company’s major motorsports event schedule and the increase in net interest expense.

The Company’s effective income tax rates related to continuing operations for the first quarter ended March 31, 2006 and 2005 were 44.6% and 53.2%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the estimated annual consolidated pre-tax earnings for 2006 as compared to 2005 and the impact of a reversal of a tax contingency accrual in 2006.

Liquidity and Capital Resources

Net cash provided by operating activities of continuing operations was $3,464,000 for the three months ended March 31, 2006 as compared to $2,195,000 for the three months ended March 31, 2005. The increase was primarily due to the timing of invoicing to and receipts from customers, partially offset by the increase in the loss from operations and the timing of invoicing from and payments to vendors.

Net cash provided by investing activities of continuing operations was $343,000 for the three months ended March 31, 2006 as compared to net cash used in investing activities of continuing operations of $4,314,000 for the three months ended March 31, 2005. Capital expenditures were $787,000 in the first three months of 2006, down from $5,960,000 in the first three months of 2005. The 2006 additions related primarily to preliminary architectural and engineering work for new luxury skybox suites and the renovation of other fan amenities at the Dover facility and major equipment purchases at most of our facilities. The 2005 additions related primarily to the purchase of property adjacent to our Dover facility and the installation of SAFER barriers at the Company’s tracks.

Net cash used in financing activities of continuing operations was $3,544,000 for the three months ended March 31, 2006 as compared to net cash provided by financing activities of continuing operations of $1,687,000 for the three months ended March 31, 2005. The Company made net repayments on its outstanding line of credit of $1,000,000 during the first quarter of 2006 while it borrowed $3,000,000, net of repayments, during the same period in the prior year. The Company paid $548,000 in regular quarterly cash dividends for the three months ended March 31, 2006 as compared to $403,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company purchased and retired 215,393 shares of its outstanding common stock at an average purchase price of $5.11 per share, not including nominal brokerage commissions. No repurchases were made during the three months ended March 31, 2005.

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on June 10, 2006 to shareholders of record at the close of business on May 10, 2006.

At March 31, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective October 12, 2005, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust the commitment to $73,000,000 on July 1, 2006 and to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At March 31, 2006, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $48,100,000 outstanding under the facility at March 31, 2006, at a weighted average interest rate of 6.6%. After consideration of stand-by letters of credit outstanding, borrowings of $7,498,000 were available pursuant to the facility at March 31, 2006. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities, less maintenance of a dividend, if any, is expected to generate between $15,000,000-$17,000,000 in excess cash in 2006. Based on current business conditions, the Company expects to spend approximately $5,000,000-$7,000,000 on capital expenditures during 2006. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at the Dover facility and other fan amenities. Additionally, the Company expects to contribute $1,000,000 to its pension plans in 2006, of which $150,000 was contributed during the three months ended March 31, 2006. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Related Party Transactions

See NOTE 9 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at March 31, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2006 and December 31, 2005, $1,489,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,904,000 was outstanding at March 31, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2006, $2,070,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the Company’s consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $119,000 and $411,000 for the three months ended March 31, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. The loan is being amortized through February 2014. A stand-by letter of credit for $1,467,000, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, also was obtained to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $232,000 in the first quarter of 2006 to $3,953,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Of the fifteen major events we have scheduled for 2006, we currently have secured title sponsors for thirteen events. We are in negotiations with various potential sponsors for the remaining two events, including one of our NASCAR NEXTEL Cup Series events at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding on March 31, 2006. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2006 and December 31, 2005, $1,489,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At March 31, 2006, there was $48,100,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. Historically, the Company managed its mix of fixed and variable-rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of March 31, 2006, the interest rate swap had a fair value of $296,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $993,000 at March 31, 2006. A decrease in interest rates of one percent would result in the interest rate swap being reported as a liability of approximately $407,000 at March 31, 2006. A change in interest rates will have no impact on the interest expense associated with the $37,500,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2006 not subject to the interest rate swap would cause a change in total annual interest costs of $106,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2006.

At March 31, 2006, the Company’s long-term debt had a carrying value of $4,904,000 and an estimated fair value of $6,007,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $24,000,000 was outstanding at March 31, 2006. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, the Company is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2006 and subject to the need for additional testing as discussed below under the heading “Remediation of Material Weakness in Internal Control,” the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-K, we determined at the end of 2005 that the Company’s policies and procedures did not provide for adequate management oversight and review of the Company’s accounting for income taxes in interim periods. This deficiency resulted in errors in the Company’s income tax expense in drafts of our interim consolidated financial statements for the second and third quarters of 2005. We determined, at that time, that this was a material weakness in our internal controls despite the fact that the errors made in our draft financial statements were corrected before the financial statements were issued to the public. Since that time, we have accelerated the timing of certain tax review activities during the financial statement closing process and established stronger processes and procedures and documentation standards relative to our income tax provisions, such as the development of a tracking mechanism to ensure that income tax accounting matters are identified and that related analyses, judgments and estimates are appropriately documented and reviewed by senior finance personnel on a timely basis.

We believe we have designed the internal controls necessary to remediate this material weakness; however, we cannot confirm the effectiveness of our enhanced internal controls until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting during the first quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk	Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 18.

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

The following table details the Company’s purchases of equity securities for the three months ended March 31, 2006 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	—	—	—	2,000,000
February 1, 2006 – February 28, 2006	184,063	$5.13	184,063	1,815,937
March 1, 2006 – March 31, 2006	31,330	$4.96	31,330	1,784,607

Total	215,393	$5.11	215,393	1,784,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 26, 2006, Henry B. Tippie, R. Randall Rollins and Patrick J. Bagley were re-elected as directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were Denis McGlynn, John W. Rollins, Jr., Jeffrey W. Rollins, Kenneth K. Chalmers and Eugene W. Weaver.

	Votes For	Votes Withheld	Shares Not Voted
Election of Henry B. Tippie	212,321,444	1,418,024	1,844,159
Election of R. Randall Rollins	213,465,253	274,215	1,844,159
Election of Patrick J. Bagley	213,333,142	406,326	1,844,159

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 8, 2006	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance,
Chief Financial Officer
and Director