Form 10-Q
period 2006-06-30
DOVER MOTORSPORTS INC
filed 2006-08-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,368,134 shares
Class A Common Stock -	19,918,225 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Admissions	$16,613	$16,753	$16,698	$17,956
Event-related	12,117	11,712	12,807	12,819
Broadcasting	16,244	13,370	16,244	14,001
Other	29	19	55	151

	45,003	41,854	45,804	44,927

Expenses:
Operating and marketing	23,272	20,662	25,490	24,930
General and administrative	3,173	3,297	6,192	6,390
Depreciation and amortization	2,397	2,351	4,780	4,667

	28,842	26,310	36,462	35,987

Operating earnings	16,161	15,544	9,342	8,940

Interest income	11	4	23	8
Interest expense	(1,160)	(749)	(2,286)	(1,685)

Earnings from continuing operations before income taxes	15,012	14,799	7,079	7,263

Income taxes	6,683	7,471	3,143	3,462

Earnings from continuing operations	8,329	7,328	3,936	3,801

Earnings from discontinued operation, net of income taxes of $3,771 and $3,574 for the three and six months ended June 30, 2005, respectively	—	956	—	601

Net earnings	8,329	8,284	3,936	4,402

Unrealized gain on interest rate swap, net of income taxes of $91 and $211 for the three and six months ended June 30, 2006, respectively	133	—	309	—

Comprehensive earnings	$8,462	$8,284	$4,245	$4,402

Net earnings per common share – basic:
Continuing operations	$0.23	$0.19	$0.11	$0.10
Discontinued operation	—	0.02	—	0.01

Net earnings	$0.23	$0.21	$0.11	$0.11

Net earnings per common share – diluted:
Continuing operations	$0.23	$0.19	$0.11	$0.10
Discontinued operation	—	0.02	—	0.01

Net earnings	$0.23	$0.21	$0.11	$0.11

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$953
Accounts receivable	15,101	2,366
Inventories	290	230
Prepaid expenses and other	4,202	1,705
Prepaid income taxes	158	—
Deferred income taxes	495	517

Total current assets	21,495	5,771
Property and equipment, net	218,285	221,005
Restricted cash	2,104	3,200
Other assets, net	1,346	963
Goodwill	2,487	2,487

Total assets	$245,717	$233,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,642	$1,477
Accrued liabilities	5,549	5,421
Payable to Dover Downs Gaming & Entertainment, Inc.	1	15
Income taxes payable	—	290
Current portion of long-term debt	695	875
Deferred revenue	20,058	9,522
Current liabilities of discontinued operation	103	144

Total current liabilities	29,048	17,744
Notes payable to banks	46,300	49,100
Long-term debt	4,209	4,903
Other liabilities	21	42
Deferred income taxes	50,610	48,360

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,368,134 and 16,496,770, respectively	1,637	1,650
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,918,225 and 19,918,225, respectively	1,992	1,992
Additional paid-in capital	100,032	101,757
Retained earnings	12,296	9,453
Accumulated other comprehensive loss	(428)	(737)
Deferred compensation	—	(838)

Total stockholders’ equity	115,529	113,277

Total liabilities and stockholders’ equity	$245,717	$233,426

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Revised – See Note 3)
Operating activities:
Net earnings	$3,936	$4,402
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,780	4,667
Amortization of credit facility fees	97	78
Stock-based compensation	235	111
Deferred income taxes	2,061	3,455
Earnings from discontinued operation, net	—	(601)
Changes in assets and liabilities:
Accounts receivable	(12,735)	(11,792)
Inventories	(60)	(43)
Prepaid expenses and other	(2,482)	(2,606)
Prepaid income taxes/income taxes payable	(448)	(312)
Accounts payable	1,165	2,217
Accrued liabilities	128	(145)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	(14)	(16)
Deferred revenue	10,536	11,661
Other liabilities	(21)	(22)

Net cash provided by operating activities of continuing operations	7,178	11,054

Net cash used in operating activities of discontinued operation	(41)	(2,434)

Investing activities:
Capital expenditures	(2,038)	(7,822)
Proceeds from sale of discontinued operation, net of transaction costs	—	15,132
Restricted cash	1,096	1,614

Net cash (used in) provided by investing activities of continuing operations	(942)	8,924

Net cash used in investing activities of discontinued operation	—	(178)

Financing activities:
Borrowings from notes payable to banks	17,300	26,200
Repayments on notes payable to banks	(20,100)	(39,100)
Repayments of long-term debt	(874)	(804)
Dividends paid	(1,093)	(807)
Repurchase of common stock	(1,141)	—
Credit facility origination and amendment fees	—	(105)
Excess tax benefit on stock awards	16	—
Other	(7)	—

Net cash used in financing activities of continuing operations	(5,899)	(14,616)

Net increase in cash and cash equivalents	296	2,750
Cash and cash equivalents, beginning of period	953	134

Cash and cash equivalents, end of period	$1,249	$2,884

Supplemental information:
Interest paid	$2,159	$1,802

Income taxes paid	$1,515	$1,599

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2006. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and the Company is scheduled to promote 15 major events during 2006 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2006, the Company is scheduled to promote the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA national events.

Of the major events listed above, the Company promoted the following events during the first six months of 2006; one NASCAR NEXTEL Cup Series event, three NASCAR Busch Series events, two NASCAR Craftsman Truck Series events and one NHRA national event.

Additionally, the Company is scheduled to promote a NASCAR Busch East Series event at Dover International Speedway in connection with its September NASCAR event weekend.

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

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenues	$7,625,000	$8,101,000
Loss from operations before income tax benefit	$(416,000)	$(968,000)
Income tax benefit on operations	$141,000	$338,000
Gain on sale, net of income taxes of $3,912,000	$1,231,000	$1,231,000
Earnings from discontinued operation	$956,000	$601,000

The major classes of liabilities of the discontinued operation in the balance sheet are as follows:

	June 30, 2006	December 31, 2005
Accounts payable	$—	$35,000
Accrued liabilities	103,000	109,000

Current liabilities of discontinued operation	$103,000	$144,000

As a result of the sale, the Company no longer promotes temporary circuit motorsports events and is no longer in the grandstand rental business.

For the six months ended June 30, 2005, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operation, which were previously reported on a combined basis as a single amount.

NOTE 4 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Derivative instruments and hedging activities—The Company is subject to interest rate risk on the variable component of the interest rate under its revolving credit agreement. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. The Company has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 5 – Indebtedness and NOTE 8 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $67,826,000 and $63,159,000 as of June 30, 2006 and December 31, 2005, respectively.

Impairment of long-lived assets—The Company evaluates its long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A substantial portion of our revenues is derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. Although NASCAR announced in December 2005 that total annual industry average broadcast revenues for the years 2007-2014 are expected to be 40% higher than the annual average of the expiring contract, the allocation of those revenues between the various racing series and the event promoters has not yet been determined. When the allocation details are announced by NASCAR, the Company will determine their impact and then assess whether there has been an event or change in circumstances that requires a review for potential long-lived asset impairment.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $470,000 and $473,000, and $577,000 and $676,000 of total revenues for the three and six-month periods ended June 30, 2006 and 2005, respectively.

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

Advertising expenses were $1,213,000 and $1,216,000, and $954,000 and $1,212,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS	35,999,000	40,079,000	36,049,000	40,078,000
Effect of dilutive securities	199,000	138,000	162,000	115,000

Diluted EPS	36,198,000	40,217,000	36,211,000	40,193,000

Dilutive securities include stock options and nonvested stock awards.

For the three and six-month periods ended June 30, 2006, options to purchase 269,871 and 299,117 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and six-month periods ended June 30, 2005, options to purchase 428,601 shares of common stock were excluded from the calculation for the same reason.

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

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123R revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 and related interpretations. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services. The Company adopted Statement No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company calculates compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model. The modified prospective approach does not allow for the restatement of prior period amounts.

The Company recorded total stock-based compensation expense of $96,000 and $235,000, and $64,000 and $111,000 as general and administrative expenses for the three and six-month periods ended June 30, 2006 and 2005, respectively. Total stock-based compensation expense of $198,000 and $378,000 would have been recorded as general and administrative expenses for the three and six-month periods ended June 30, 2005, had the Company been subject to reporting under Statement No. 123R during that period. The Company’s earnings before income taxes and net earnings for the three and six-month periods ended June 30, 2006 were $47,000 and $111,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively. The Company recorded income tax benefits of $21,000 and $49,000, and $28,000 and $53,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively, related to its stock-based compensation. The adoption of Statement No. 123R had no impact on basic and diluted earnings per share for the three and six-month periods ended June 30, 2006.

Prior to the adoption of Statement No. 123R, the Company presented all tax benefits of deductions resulting from the vesting of nonvested stock awards and exercise of stock options as operating cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The adoption of Statement No. 123R had an immaterial effect on cash flows for the three and six-month periods ended June 30, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$8,284,000	$4,402,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	36,000	58,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(170,000)	(325,000)

Pro forma net earnings	$8,150,000	$4,135,000

Net earnings per common share:
Basic – as reported	$0.21	$0.11
Basic – pro forma	$0.20	$0.10

Diluted – as reported	$0.21	$0.11
Diluted – pro forma	$0.20	$0.10

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 848,596 shares of common stock were outstanding under the 1996 Plan as of June 30, 2006. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. On December 12, 2005, the Company’s Compensation and Stock Incentive Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by the Company’s employees with an exercise price of $7.00 or higher, excluding those held by the Company’s President and Chief Executive Officer. This accelerated vesting affected options for approximately 104,000 shares of the Company’s common stock, all of which had exercise prices in excess of their market prices. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of June 30, 2006, there were 1,195,243 shares available for granting options or stock awards under the 2004 Plan.

Stock Options

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	917,087	$5.72
Forfeited	(10,000)	$4.68
Expired	(58,491)	$6.63

Outstanding at June 30, 2006	848,596	$5.67	3.2	$533,436

Exercisable at June 30, 2006	656,737	$5.90	3.0	$334,219

Nonvested stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	294,825	$3.27
Vested	(97,966)	$3.76
Forfeited	(5,000)	$2.27

Nonvested at June 30, 2006	191,859	$3.05

The Company recorded compensation expense of $47,000 and $111,000 related to stock options for the three and six-month periods ended June 30, 2006. As of June 30, 2006, there was $303,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Nonvested Stock Awards

Nonvested stock activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	212,000	$5.01
Granted	120,000	$6.25
Vested	(20,600)	$4.16
Forfeited	(28,400)	$5.61

Nonvested at June 30, 2006	283,000	$5.54

The Company recorded compensation expense of $49,000 and $124,000 related to nonvested stock awards for the three and six-month periods ended June 30, 2006. As of June 30, 2006, there was $1,305,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 4.9 years.

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

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In June 2006, the EITF issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company will adopt EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 is not expected to have an impact on our consolidated financial statements.

NOTE 5 – Indebtedness

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
Notes payable to banks	$46,300,000	$49,100,000
SWIDA bonds	4,904,000	5,778,000

	51,204,000	54,878,000
Less current portion	(695,000)	(875,000)

	$50,509,000	$54,003,000

At June 30, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective May 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjusted the commitment to $73,000,000 on July 1, 2006 and will adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2006, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $46,300,000 outstanding under the facility at June 30, 2006, at a weighted average interest rate of 6.8%. After consideration of stand-by letters of credit outstanding, borrowings of $9,298,000 were available pursuant to the facility at June 30, 2006 ($2,298,000 as of July 1, 2006). Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,904,000 was outstanding at June 30, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The loan is being amortized through February 2014.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2006, $2,104,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $112,000 and $231,000, and $405,000 and $816,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$107,000	$96,000	$214,000	$178,000
Interest cost	83,000	75,000	166,000	145,000
Expected return on plan assets	(91,000)	(82,000)	(182,000)	(151,000)
Recognized net actuarial loss	23,000	23,000	46,000	45,000
Net amortization	6,000	6,000	12,000	12,000

	$128,000	$118,000	$256,000	$229,000

The Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $350,000 and $500,000 was contributed during the three and six-month periods ended June 30, 2006.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2005	$1,650,000	$1,992,000	$101,757,000	$9,453,000	$(737,000)	$(838,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(838,000)	—	—	838,000
Net earnings	—	—	—	3,936,000	—	—
Dividends paid, $0.03 per share	—	—	—	(1,093,000)	—	—
Issuance of nonvested stock awards, net of forfeitures	9,000	—	(9,000)	—	—	—
Stock-based compensation	—	—	235,000	—	—	—
Excess tax benefit on stock awards	—	—	16,000	—	—	—
Repurchases and retirement of common stock	(22,000)	—	(1,119,000)	—	—	—
Change in fair value of interest rate swap, net of income taxes of $211,000	—	—	—	—	309,000	—
Other	—	—	(10,000)	—	—	—

Balance at June 30, 2006	$1,637,000	$1,992,000	$100,032,000	$12,296,000	$(428,000)	$—

On July 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on September 10, 2006 to shareholders of record at the close of business on August 10, 2006.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. During the six months ended June 30, 2006, the Company purchased and retired 215,393 shares of its outstanding common stock pursuant to this plan at an average purchase price of $5.11 per share, not including nominal brokerage commissions. No repurchases were made during the six months ended June 30, 2005. At June 30, 2006, the Company had remaining repurchase authority of 1,784,607 shares.

During the second quarter of 2006, the Company purchased and retired 4,843 shares of its outstanding common stock at an average purchase price of $6.03 per share. These purchases were made from employees and were not pursuant to the above repurchase plan.

NOTE 8 – Financial Instruments

At June 30, 2006, there was $46,300,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. The Company’s risk management objective is to lock in the interest cash outflows on a portion of its debt. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At June 30, 2006, the interest rate swap had a fair value of $520,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2006.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At June 30, 2006 and December 31, 2005, the Company’s long-term debt had carrying values of $4,904,000 and $5,778,000, respectively, and estimated fair values of $6,008,000 and $7,078,000, respectively. The fair values were determined based on recent arms-length transactions near December 31, 2005.

NOTE 9 – Related Party Transactions

During the three and six-month periods ended June 30, 2006 and 2005, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $411,000 and $830,000, and $374,000 and $851,000, respectively, to the Company for certain administrative and operating services. Additionally, the Company allocated costs of $32,000 and $58,000, and $20,000 and $44,000, respectively, to Gaming for the three and six-month periods ended June 30, 2006 and 2005. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s June 2006 and 2005 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which the Company was invoiced $461,000 and $400,000, respectively. The Company invoiced Gaming $92,000 during the three and six-month periods ended June 30, 2006 for tickets purchased to the 2006 event and other event related items. In connection with the Company’s June 2005 NASCAR event weekend, the Company invoiced Gaming $31,000 and $91,000, respectively, during the three and six-month periods ended June 30, 2005 for tickets and other event related items. As of June 30, 2006, the Company’s consolidated balance sheet includes a $1,000 payable to Gaming for the aforementioned items. The Company has since settled the payable in the third quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. As of June 30, 2006, Mr. Tippie has control over approximately 52.3% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at June 30, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2006 and December 31, 2005, $1,358,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $5,749,000.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $470,000 and $473,000, and $577,000 and $676,000 of total revenues for the three and six-month periods ended June 30, 2006 and 2005, respectively.

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

Results of Operations

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Admissions revenue was $16,613,000 in the second quarter of 2006 as compared to $16,753,000 in the second quarter of 2005. The Company promoted seven major events during the second quarter of 2006 compared to six for the same period in the prior year. The $140,000 decrease resulted from lower admissions revenue at four of the seven major events promoted by the Company in the second quarter of 2006 as compared to the same period in the prior year, primarily due to a decrease in attendance. Partially offsetting this decrease was an increase in admissions revenue as a result of a change in the Company’s major motorsports event schedule. The Company promoted a NASCAR Busch series event in the second quarter of 2006 at its Nashville Superspeedway facility; however, this event was promoted in the first quarter of 2005.

Event-related revenue was $12,117,000 in the second quarter of 2006 as compared to $11,712,000 in the second quarter of 2005. The $405,000 increase was primarily due to the aforementioned change in the Company’s major motorsports event schedule.

Broadcasting revenue was $16,244,000 in the second quarter of 2006 as compared to $13,370,000 in the second quarter of 2005. The increase resulted primarily from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the second quarter of 2006. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. The aforementioned change in the Company’s major motorsports event schedule also resulted in higher broadcasting revenue in the second quarter of 2006 as compared to the same period last year.

Operating and marketing expenses were $23,272,000 in the second quarter of 2006 as compared to $20,662,000 in the second quarter of 2005. The $2,610,000 increase resulted primarily from the aforementioned change in the Company’s major motorsports event schedule.

General and administrative expenses were $3,173,000 in the second quarter of 2006 as compared to $3,297,000 in the second quarter of 2005. The $124,000 decrease resulted primarily from a reduction in maintenance expenses, lower contracted services and investor relations expenses, and a reduction in real estate taxes at the Company’s Nashville Superspeedway facility. Partially offsetting these decreases was an increase in stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006.

Depreciation and amortization expense remained consistent between the second quarter of 2006 and the second quarter of 2005 at $2,397,000 and $2,351,000, respectively.

Net interest expense was $1,149,000 in the second quarter of 2006 as compared to $745,000 in the second quarter of 2005. The increase resulted from the Company’s higher average outstanding borrowings on its credit facilities during the second quarter of 2006 as compared to the second quarter of 2005 used to primarily fund our self tender in the third quarter of 2005.

Earnings from continuing operations before income taxes were $15,012,000 in the second quarter of 2006 as compared to $14,799,000 in the second quarter of 2005. The $213,000 increase resulted from the higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the second quarter of 2006, lower general and administrative expenses, as well as the aforementioned change in the Company’s major motorsports event schedule, partially offset by the lower admissions revenue and higher net interest expense.

The Company’s effective income tax rates related to continuing operations for the second quarter ended June 30, 2006 and 2005 were 44.5% and 50.5%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the estimated annual consolidated pre-tax earnings for 2006 in relation to the Company’s non-deductible expenses as compared to 2005 and the impact of a reduction of a tax contingency accrual in 2006. The tax contingency accrual was originally established prior to the 2000 fiscal year in the amount of $397,000 for possible income tax adjustments related to the timing of depreciation expenses but is being reversed due to the expiration of the applicable statute of limitations.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Admissions revenue was $16,698,000 in the first six months of 2006 as compared to $17,956,000 in the first six months of 2005. The Company promoted seven major events during the first six months of 2006 and 2005. The $1,258,000 decrease resulted from lower admissions revenue at four of the seven major events promoted by the Company in the first six months of 2006 as compared to the same period in the prior year, primarily due to a decrease in attendance.

Event-related revenue remained consistent between the first six months of 2006 and the first six months of 2005 at $12,807,000 and $12,819,000, respectively.

Broadcasting revenue was $16,244,000 in the first six months of 2006 as compared to $14,001,000 in the first six months of 2005. The increase resulted primarily from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the second quarter of 2006. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue.

Operating and marketing expenses were $25,490,000 in the first six months of 2006 as compared to $24,930,000 in the first six months of 2005. The $560,000 increase primarily related to higher operating and marketing expenses at the Company’s major motorsports events, most notably an increase in contractually specified sanction fees and purse expenses.

General and administrative expenses were $6,192,000 in the first six months of 2006 as compared to $6,390,000 in the first six months of 2005. The $198,000 decrease resulted primarily from lower contracted services and investor relations expenses, and a reduction in real estate taxes at the Company’s Nashville Superspeedway facility. Partially offsetting these decreases was an increase in stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006.

Depreciation and amortization expense remained consistent between the first six months of 2006 and the first six months of 2005 at $4,780,000 and $4,667,000, respectively.

Net interest expense was $2,263,000 in the first six months of 2006 as compared to $1,677,000 in the first six months of 2005. The increase resulted from the Company’s higher average outstanding borrowings on its credit facilities during the first six months of 2006 as compared to the first six months of 2005 used to primarily fund our self tender in the third quarter of 2005.

Earnings from continuing operations before income taxes were $7,079,000 in the first six months of 2006 as compared to $7,263,000 in the first six months of 2005. The $184,000 decrease resulted from the lower admissions revenue and higher net interest expense, partially offset by increased television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the first six months of 2006 and lower general and administrative expenses.

The Company’s effective income tax rates related to continuing operations for the six months ended June 30, 2006 and 2005 were 44.4% and 47.7%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due to an increase in the estimated annual consolidated pre-tax earnings for 2006 in relation to the Company’s non-deductible expenses as compared to 2005 and the impact of a reduction of a tax contingency accrual in 2006. The tax contingency accrual was originally established prior to the 2000 fiscal year in the amount of $397,000 for possible income tax adjustments related to the timing of depreciation expenses but is being reversed due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

Net cash provided by operating activities of continuing operations was $7,178,000 for the six months ended June 30, 2006 as compared to $11,054,000 for the six months ended June 30, 2005. The decrease was primarily due to the timing of invoicing to and receipts from customers, and the timing of invoicing from and payments to vendors.

Net cash used in investing activities of continuing operations was $942,000 for the six months ended June 30, 2006 as compared to net cash provided by investing activities of continuing operations of $8,924,000 for the six months ended June 30, 2005. Capital expenditures were $2,038,000 in the first six months of 2006, down from $7,822,000 in the first six months of 2005. The 2006 additions related primarily to preliminary architectural and engineering work for new luxury skybox suites and the renovation of other fan amenities at the Dover facility and major equipment purchases at most of our facilities. The 2005 additions related primarily to the purchase of property adjacent to our Dover facility and the installation of SAFER barriers at the Company’s tracks. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 in the first six months of 2005.

Net cash used in financing activities of continuing operations was $5,899,000 for the six months ended June 30, 2006 as compared to $14,616,000 for the six months ended June 30, 2005. The Company made net repayments on its outstanding line of credit of $2,800,000 during the first six months of 2006 as compared to $12,900,000 during the same period in the prior year. The Company paid $1,093,000 in regular quarterly cash dividends for the six months ended June 30, 2006 as compared to $807,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company purchased and retired 220,236 shares of its outstanding common stock at an average purchase price of $5.13 per share, not including nominal brokerage commissions. No repurchases were made during the six months ended June 30, 2005.

On July 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on September 10, 2006 to shareholders of record at the close of business on August 10, 2006.

At June 30, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to an $80,000,000 unsecured revolving credit agreement, as amended effective May 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjusted the commitment to $73,000,000 on July 1, 2006 and will adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the

Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility. At June 30, 2006, the Company was in compliance with the terms of the facility. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $46,300,000 outstanding under the facility at June 30, 2006, at a weighted average interest rate of 6.8%. After consideration of stand-by letters of credit outstanding, borrowings of $9,298,000 were available pursuant to the facility at June 30, 2006 ($2,298,000 at July 1, 2006). Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Under the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. In accordance with the sanction agreements, NASCAR remits one-third of the broadcast rights fees to the Company 30 days prior to an event and the remaining two-thirds within 30 days after an event. On July 5, 2006, the Company received $9,348,000 from NASCAR related to television broadcast rights fees in connection with its June NASCAR event weekend at Dover International Speedway, the majority of which the Company used to pay down amounts outstanding on its line of credit.

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

Cash provided by operating activities, less maintenance of a dividend, if any, is expected to generate between $15,000,000-$17,000,000 in excess cash in 2006. Based on current business conditions, the Company expects to spend approximately $6,000,000-$8,000,000 on capital expenditures during 2006. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at the Dover facility and other fan amenities. On May 24, 2006, the Company announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take five years to complete at an estimated total cost of approximately $25,000,000. The project is expected to begin in the third quarter of 2006. Additionally, the Company expects to contribute $1,000,000 to its pension plans in 2006, of which $500,000 was contributed during the six months ended June 30, 2006. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Related Party Transactions

See NOTE 9 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

During the second half of 2006, the Company is scheduled to promote the following events which require the payment of contractual sanction fees and/or purses; one NASCAR NEXTEL Cup Series event, three NASCAR Busch Series events, two NASCAR Craftsman Truck Series events and one IRL event. The Company has entered into agreements for these events which require the payment of approximately $12,600,000 to the sanctioning bodies for sanction fees and purses during the second half of 2006. These same agreements require the sanctioning bodies to pay to the Company approximately $13,600,000 for television broadcast rights fees during the second half of 2006.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding at June 30, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2006 and December 31, 2005, $1,358,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,904,000 was outstanding at June 30, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The loan is being amortized through February 2014.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2006, $2,104,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the Company’s consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $112,000 and $231,000, and $405,000 and $816,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $28,000 in the second quarter of 2006 to $3,981,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. A substantial portion of our revenues is derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. Although NASCAR announced in December 2005 that total annual industry average broadcast revenues for the years 2007-2014 are expected to be 40% higher than the annual average of the expiring contract, the allocation of those revenues between the various racing series and the event promoters has not yet been determined. When the allocation details are announced by NASCAR, the Company will determine their impact and then assess whether there has been an event or change in circumstances that requires a review for potential long-lived asset impairment. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

Recent Accounting Pronouncements

See NOTE 4—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

A substantial portion of our revenues is derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. Although NASCAR announced in December 2005 that total annual industry average broadcast revenues for the years 2007-2014 are expected to be 40% higher than the annual average of the expiring contract, the allocation of those revenues between the various racing series and the event promoters has not yet been determined. When the allocation details are announced by NASCAR, the Company will determine their impact and then assess whether there has been an event or change in circumstances that requires a review for potential long-lived asset impairment. Our ability to obtain additional sanctioned events in the future or to maintain sanction agreements at current levels and the success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control. As our success depends on the success of each event or series that we are promoting, a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Of the fifteen major events on our 2006 schedule, thirteen events have or had title sponsors. We are in negotiations with various potential sponsors for two untitled events, including our September NASCAR NEXTEL Cup Series event at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $24,000,000 was outstanding on June 30, 2006. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2006 and December 31, 2005, $1,358,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2005, $1,538,000 was paid by the Company into the sales and incremental property tax fund and $1,740,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a

$24,402,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 2006, there was $46,300,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. Historically, the Company managed its mix of fixed and variable-rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreases to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of June 30, 2006, the interest rate swap had a fair value of $520,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $1,120,000 at June 30, 2006. A decrease in interest rates of one percent would result in the interest rate swap having a value of approximately $121,000 at June 30, 2006. A change in interest rates will have no impact on the interest expense associated with the $37,500,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2006 not subject to the interest rate swap would cause a change in total annual interest costs of $88,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2006.

At June 30, 2006, the Company’s long-term debt had a carrying value of $4,904,000 and an estimated fair value of $6,008,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $24,000,000 was outstanding at June 30, 2006. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, the Company is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2006 and subject to the need for additional testing as discussed below under the heading “Remediation of Material Weakness in Internal Control,” the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting during the second quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 21.

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

The following table details the Company’s purchases of equity securities for the three months ended June 30, 2006 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	4,843	$6.03	—	1,784,607
May 1, 2006 – May 31, 2006	—	—	—	1,784,607
June 1, 2006 – June 30, 2006	—	—	—	1,784,607

During the second quarter of 2006, the Company purchased and retired 4,843 shares of its outstanding common stock at an average purchase price of $6.03 per share. These purchases were made from employees and were not pursuant to the above repurchase plan.

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

DATED: August 4, 2006	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance,
Chief Financial Officer and Director