Form 10-Q
period 2006-09-30
DOVER MOTORSPORTS INC
filed 2006-11-09
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,309,584 shares
Class A Common Stock -	19,809,975 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Admissions	$17,437	$18,427	$34,135	$36,383
Event-related	11,497	12,625	24,304	25,444
Broadcasting	13,453	11,618	29,697	25,619
Other	54	152	109	303

	42,441	42,822	88,245	87,749

Expenses:
Operating and marketing	24,095	23,436	49,585	48,366
Impairment charges	64,618	—	64,618	—
General and administrative	3,224	3,324	9,416	9,714
Depreciation and amortization	2,392	2,386	7,172	7,053

	94,329	29,146	130,791	65,133

Operating (loss) earnings	(51,888)	13,676	(42,546)	22,616

Interest income	28	7	51	15
Interest expense	(963)	(747)	(3,249)	(2,432)

(Loss) earnings from continuing operations before income tax benefit (expense)	(52,823)	12,936	(45,744)	20,199
Income tax benefit (expense)	18,348	(6,164)	15,205	(9,626)

(Loss) earnings from continuing operations	(34,475)	6,772	(30,539)	10,573
Earnings from discontinued operation, net of income taxes of $3,574 for the nine months ended September 30, 2005	—	—	—	601

Net (loss) earnings	(34,475)	6,772	(30,539)	11,174

Unrealized (loss) gain on interest rate swap, net of income tax benefit (expense) of $141 and ($70) for the three and nine months ended September 30, 2006, respectively	(207)	—	102	—

Comprehensive (loss) earnings	$(34,682)	$6,772	$(30,437)	$11,174

Net (loss) earnings per common share – basic:
Continuing operations	$(0.96)	$0.17	$(0.85)	$0.26
Discontinued operation	—	—	—	0.02

Net (loss) earnings	$(0.96)	$0.17	$(0.85)	$0.28

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.96)	$0.17	$(0.85)	$0.26
Discontinued operation	—	—	—	0.02

Net (loss) earnings	$(0.96)	$0.17	$(0.85)	$0.28

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$953
Accounts receivable	11,286	2,366
Inventories	299	230
Prepaid expenses and other	1,765	1,705
Deferred income taxes	411	517

Total current assets	14,954	5,771

Property and equipment, net	154,704	221,005
Restricted cash	4,215	3,200
Other assets, net	985	963
Goodwill	—	2,487

Total assets	$174,858	$233,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,699	$1,477
Accrued liabilities	6,220	5,421
Payable to Dover Downs Gaming & Entertainment, Inc.	32	15
Income taxes payable	2,086	290
Current portion of long-term debt	695	875
Deferred revenue	4,903	9,522
Current liabilities of discontinued operation	103	144

Total current liabilities	17,738	17,744

Notes payable to banks	43,000	49,100
Long-term debt	4,210	4,903
Other liabilities	21	42
Deferred income taxes	29,507	48,360

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,368,134 and 16,496,770, respectively	1,637	1,650
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,918,225 and 19,918,225, respectively	1,992	1,992
Additional paid-in capital	100,111	101,757
(Accumulated deficit) retained earnings	(22,723)	9,453
Accumulated other comprehensive loss	(635)	(737)
Deferred compensation	—	(838)

Total stockholders’ equity	80,382	113,277

Total liabilities and stockholders’ equity	$174,858	$233,426

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Revised – See Note 4)
Operating activities:
Net (loss) earnings	$(30,539)	$11,174
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,172	7,053
Amortization of credit facility fees	141	117
Stock-based compensation	314	156
Deferred income taxes	(18,817)	7,447
Impairment charges	64,618	—
Earnings from discontinued operation, net	—	(601)
Changes in assets and liabilities:
Accounts receivable	(8,920)	(7,702)
Inventories	(69)	3
Prepaid expenses and other	78	273
Accounts payable	2,222	805
Accrued liabilities	799	789
Payable to Dover Downs Gaming & Entertainment, Inc.	17	(2)
Income taxes payable	1,796	1,542
Deferred revenue	(4,619)	(4,441)
Other liabilities	(21)	(22)

Net cash provided by operating activities of continuing operations	14,172	16,591

Net cash used in operating activities of discontinued operation	(41)	(2,737)

Investing activities:
Capital expenditures	(2,970)	(8,582)
Proceeds from sale of discontinued operation, net of transaction costs	—	15,132
Restricted cash	(1,015)	354

Net cash (used in) provided by investing activities of continuing operations	(3,985)	6,904

Net cash used in investing activities of discontinued operation	—	(178)

Financing activities:
Borrowings from notes payable to banks	29,600	65,900
Repayments on notes payable to banks	(35,700)	(54,300)
Repayments of long-term debt	(873)	(804)
Dividends paid	(1,637)	(1,411)
Repurchase of common stock	(1,141)	(28,518)
Credit facility fees	(161)	(145)
Proceeds from stock options exercised	—	494
Excess tax benefit on stock awards	16	—
Other	(10)	—

Net cash used in financing activities of continuing operations	(9,906)	(18,784)

Net increase in cash and cash equivalents	240	1,796
Cash and cash equivalents, beginning of period	953	134

Cash and cash equivalents, end of period	$1,193	$1,930

Supplemental information:
Interest paid	$3,174	$2,839

Income taxes paid	$1,800	$1,911

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2006. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to the seasonal nature of the Company’s business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Its motorsports subsidiaries operate four motorsports tracks in three states and the Company promoted 15 major events during 2006 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). The Company owns and operates Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2006, the Company promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA national events.

All of the major events listed above were promoted by the Company during the first nine months of 2006, with the exception of a NASCAR Busch Series event at our Memphis facility, which was promoted in October 2006.

Additionally, the Company promoted a NASCAR Busch East Series event at Dover International Speedway in connection with its September NASCAR event weekend.

NOTE 3 – Impairment Charges

Approximately one-third of our revenues is derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. On October 3, 2006, the Company received a letter from NASCAR in which NASCAR informed it of the amount of live broadcast revenue the industry expects to receive for each of the eight years beginning with the 2007 season under agreements that NASCAR has reached with its various broadcast partners.

In the letter, NASCAR informed the Company that industry live broadcast revenue in 2007 will be $505,000,000 for the NASCAR NEXTEL Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the new eight-year contract is $560,000,000, a 40% increase over the average for the current six-year contract of $400,000,000.

For the 2007 season, NASCAR will allocate the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR NEXTEL Cup Series; $29,037,500 or 5.75% to the NASCAR Busch Series; and $2,525,000 or 0.50% to the NASCAR Craftsman Truck Series. The allocation for 2007 is not significantly different than it was for the six years in the current contract. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR NEXTEL Cup Series to the NASCAR Busch Series. The cash flows of the Company’s three Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, are dependent upon sponsorship, admissions and the live broadcast revenue, and more specifically on the NASCAR Busch Series. Based on the fact that the allocation of live broadcast revenue for the NASCAR Busch Series was less than anticipated, we concluded that it was necessary for the Company to review the long-lived assets of each of its three Midwest facilities for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, the Company concluded that the carrying amount of each of its Midwest facilities exceeded the undiscounted cash flows.

If the carrying amount of the asset exceeds its fair value, then an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds its fair value. Fair value of the asset is determined primarily by the estimated fair market values derived from outside independent valuations of the assets. The valuation methodology employed by our outside valuation consultants consisted of the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. The long-lived assets deemed to be impaired consisted of track facilities. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and our intention is to continue operating them. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue for the near future at a declining rate as we review the operations at these facilities and consider alternatives to reduce operating expenses and increase revenues. Based on the results of this analysis, the Company recorded non-cash impairment charges to write-down the carrying value of long-lived assets at its Midwest facilities to fair value, as follows.

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$73,670,000	$57,500,000	$16,170,000
Memphis	20,582,000	12,700,000	7,882,000
Gateway	54,557,000	17,200,000	37,357,000

Total	$148,809,000	$87,400,000	$61,409,000

The Company accounts for its goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Based on the factors noted above related to the long-lived assets impairment, the Company completed an assessment of goodwill for potential impairment and determined that there is an impairment loss related to the goodwill balance of $2,487,000 that is associated with its Midwest operations. As a result of this analysis, the Company also recorded, as of September 30, 2006, a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of its goodwill.

Additionally, in October 2006 the Company authorized the sale of its corporate aircraft. The Company entered into an agreement of sale on October 27, 2006 that indicated that the fair value of the aircraft was less than its carrying value of $4,792,000. As a result, the Company recorded a non-cash impairment charge of $722,000 as of September 30, 2006. The Company anticipates the sale of its aircraft to be completed in the fourth quarter of 2006.

NOTE 4 – Discontinued Operation

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

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

Nine Months Ended September 30, 2005
Revenues	$8,101,000
Loss from operations before income tax benefit	$(968,000)
Income tax benefit on operations	$338,000
Gain on sale, net of income taxes of $3,912,000	$1,231,000
Earnings from discontinued operation	$601,000

The major classes of liabilities of the discontinued operation in the balance sheet are as follows:

	September 30, 2006	December 31, 2005
Accounts payable	$—	$35,000
Accrued liabilities	103,000	109,000

Current liabilities of discontinued operation	$103,000	$144,000

As a result of the sale, the Company no longer promotes temporary circuit motorsports events and is no longer in the grandstand rental business.

For the nine months ended September 30, 2005, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operation, which were previously reported on a combined basis as a single amount.

NOTE 5 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Derivative instruments and hedging activities—The Company is subject to interest rate risk on the variable component of the interest rate under its revolving credit agreement. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. The Company has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 6 – Indebtedness and NOTE 9 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $70,213,000 and $63,159,000 as of September 30, 2006 and December 31, 2005, respectively.

Impairment of long-lived assets—The Company evaluates its long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See NOTE 3 – Impairment Charges for further discussion.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $600,000 and $1,073,000, and $589,000 and $1,265,000 of total revenues for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

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

Advertising expenses were $1,378,000 and $2,594,000, and $1,257,000 and $2,469,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

Earnings per share—Weighted average shares used in computing basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS	36,003,000	39,407,000	36,033,000	39,851,000
Effect of dilutive securities	—	249,000	—	160,000

Diluted EPS	36,003,000	39,656,000	36,033,000	40,011,000

Dilutive securities include stock options and nonvested stock awards.

For the three and nine-month periods ended September 30, 2006, options to purchase 847,640 and 886,211 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the three and nine-month periods ended September 30, 2006, 283,000 and 307,345 shares of nonvested stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive. For the three and nine-month periods ended September 30, 2005, options to purchase 328,363 and 395,188 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

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

The Company recorded total stock-based compensation expense of $79,000 and $314,000, and $45,000 and $156,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2006 and 2005, respectively. Total stock-based compensation expense of $153,000 and $531,000 would have been recorded as general and administrative expenses for the three and nine-month periods ended September 30, 2005, had the Company been subject to reporting under Statement No. 123R during that period. The Company’s earnings before income taxes and net earnings for the three and nine-month periods ended September 30, 2006 were $33,000 and $144,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively. The Company recorded income tax benefits of $20,000 and $69,000, and $17,000 and $62,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively, related to its nonvested stock awards. The adoption of Statement No. 123R had no impact on basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006.

Prior to the adoption of Statement No. 123R, the Company presented all tax benefits of deductions resulting from the vesting of nonvested stock awards and exercise of stock options as operating cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The adoption of Statement No. 123R had an immaterial effect on cash flows for the three and nine-month periods ended September 30, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$6,772,000	$11,174,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	27,000	93,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(136,000)	(469,000)

Pro forma net earnings	$6,663,000	$10,798,000

Net earnings per common share:
Basic – as reported	$0.17	$0.28
Basic – pro forma	$0.17	$0.27

Diluted – as reported	$0.17	$0.28
Diluted – pro forma	$0.17	$0.27

The Company has a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to its officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 804,596 shares of common stock were outstanding under the 1996 Plan as of September 30, 2006. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. On December 12, 2005, the Company’s Compensation and Stock Incentive Committee of the Board of Directors approved the accelerated vesting of unvested stock options held by the Company’s employees with an exercise price of $7.00 or higher, excluding those held by the Company’s President and Chief Executive Officer. This accelerated vesting affected options for approximately 104,000 shares of the Company’s common stock, all of which had exercise prices in excess of their market prices. The Company’s Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of September 30, 2006, there were 1,195,243 shares available for granting options or stock awards under the 2004 Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	917,087	$5.72
Forfeited	(54,000)	$5.72
Expired	(58,491)	$6.63

Outstanding at September 30, 2006	804,596	$5.66	2.9	$259,498

Exercisable at September 30, 2006	625,404	$5.87	2.7	$150,187

Nonvested stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	294,825	$3.27
Vested	(99,633)	$3.77
Forfeited	(16,000)	$2.27

Nonvested at September 30, 2006	179,192	$3.08

The Company recorded compensation expense of $33,000 and $144,000 related to stock options for the three and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $280,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Nonvested Stock Awards

Nonvested stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	212,000	$5.01
Granted	120,000	$6.25
Vested	(20,600)	$4.16
Forfeited	(28,400)	$5.61

Nonvested at September 30, 2006	283,000	$5.54

The Company recorded compensation expense of $46,000 and $170,000 related to nonvested stock awards for the three and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $1,259,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 4.6 years.

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

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt Statement No. 157 as of January 1, 2008. The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this new accounting pronouncement will have an impact on our consolidated balance sheet; however, we cannot yet determine the amount of the impact. The adoption of Statement No. 158 will not have an impact on our 2006 consolidated statement of earnings or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. The Company will adopt SAB No. 108 during the quarter ended December 31, 2006. The adoption of SAB No. 108 is not expected to have an impact on our consolidated financial statements.

NOTE 6 – Indebtedness

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
Notes payable to banks	$43,000,000	$49,100,000
SWIDA bonds	4,905,000	5,778,000

	47,905,000	54,878,000
Less current portion	(695,000)	(875,000)

	$47,210,000	$54,003,000

At September 30, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $73,000,000 unsecured revolving credit agreement, as amended effective May 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility.

As a result of recording the non-cash impairment charges for long-lived assets and goodwill, the Company would not have been in compliance with the minimum tangible net worth covenant as of September 30, 2006, but on November 8, 2006, the Company and its bank group amended the credit agreement to reduce the minimum tangible net worth covenant effective for the September 30, 2006 period and for all subsequent periods through the end of the agreement. As a result of the amendment, the Company was in compliance with the minimum tangible net worth covenant, and remained in compliance with all other covenants, as of September 30, 2006.

Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $43,000,000 outstanding under the facility at September 30, 2006, at a weighted average interest rate of 6.7%. After consideration of stand-by letters of credit outstanding, borrowings of $6,106,000 were available pursuant to the facility at September 30, 2006. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement (the “SWIDA loan”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,905,000 was outstanding at September 30, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The loan is being amortized through February 2014.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2006, $4,215,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the accompanying consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $112,000 and $343,000, and $407,000 and $1,223,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 7 – Pension Plans

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$79,000	$96,000	$293,000	$274,000
Interest cost	73,000	74,000	239,000	219,000
Expected return on plan assets	(102,000)	(83,000)	(284,000)	(234,000)
Recognized net actuarial loss	30,000	23,000	76,000	68,000
Net amortization	5,000	6,000	17,000	18,000

	$85,000	$116,000	$341,000	$345,000

The Company contributed $750,000 to its pension plans during the first nine months of 2006, of which $250,000 was contributed during the three-month period ended September 30, 2006. The Company expects to contribute $1,000,000 to its plans for the year ended December 31, 2006.

NOTE 8 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2005	$1,650,000	$1,992,000	$101,757,000	$9,453,000	$(737,000)	$(838,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(838,000)	—	—	838,000
Net loss	—	—	—	(30,539,000)	—	—
Dividends paid, $0.045 per share	—	—	—	(1,637,000)	—	—
Issuance of nonvested stock awards, net of forfeitures	9,000	—	(9,000)	—	—	—
Stock-based compensation	—	—	314,000	—	—	—
Excess tax benefit on stock awards	—	—	16,000	—	—	—
Repurchases and retirement of common stock	(22,000)	—	(1,119,000)	—	—	—
Change in fair value of interest rate swap, net of income taxes of $70,000	—	—	—	—	102,000	—
Other	—	—	(10,000)	—	—	—

Balance at September 30, 2006	$1,637,000	$1,992,000	$100,111,000	$(22,723,000)	$(635,000)	$—

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

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2006 to shareholders of record at the close of business on November 10, 2006.

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. During the nine months ended September 30, 2006, the Company purchased and retired 215,393 shares of its outstanding common stock pursuant to this plan at an average purchase price of $5.11 per share, not including nominal brokerage commissions. No repurchases were made during the nine months ended September 30, 2005. At September 30, 2006, the Company had remaining repurchase authority of 1,784,607 shares.

During the first nine months of 2006, the Company purchased and retired 4,843 shares of its outstanding common stock at an average purchase price of $6.03 per share. These purchases were made from employees and were not pursuant to the aforementioned repurchase plan.

On October 16, 2006, the Company purchased and retired 150,000 shares of its outstanding common stock pursuant to the above plan at an average purchase price of $5.40 per share, not including nominal brokerage commissions.

NOTE 9 – Financial Instruments

At September 30, 2006, there was $43,000,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. The Company’s risk management objective is to lock in the interest cash outflows on a portion of its debt. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At September 30, 2006, the interest rate swap had a fair value of $172,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2006.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At September 30, 2006 and December 31, 2005, the Company’s long-term debt had carrying values of $4,905,000 and $5,778,000, respectively, and estimated fair values of $6,009,000 and $7,078,000, respectively. The fair values were determined based on recent arms-length transactions.

NOTE 10 – Related Party Transactions

During the three and nine-month periods ended September 30, 2006 and 2005, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $396,000 and $1,226,000, and $382,000 and $1,233,000, respectively, to the Company for certain administrative and operating services. Additionally, the Company allocated costs of $22,000 and $95,000, and $18,000 and $62,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2006 and 2005. The allocations were based on an analysis of each company’s share of the costs. In connection with the Company’s 2006 and 2005 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which the Company was invoiced $500,000 and $961,000, and $465,000 and $910,000, during the three and nine-month periods ended September 30, 2006 and 2005, respectively. The Company invoiced Gaming $149,000 and $289,000, and $121,000 and $260,000 during the three and nine-month periods ended September 30, 2006, respectively, for tickets purchased to the 2006 and 2005 events and other event related items. As of September 30, 2006, the Company’s consolidated balance sheet includes a $32,000 payable to Gaming for the aforementioned items. The Company has since settled the payable in the fourth quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. As of September 30, 2006, Mr. Tippie has control over approximately 52.3% of the voting power of the Company. Mr. Tippie also controls in excess of fifty percent of the voting power of Gaming.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies.

NOTE 11 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at September 30, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the accompanying consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the

Company was unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by the existing bank group. The Company is exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2006 and December 31, 2005, $744,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2006, $1,117,000 was paid by the Company into the sales and incremental property tax fund and $1,107,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be $6,416,000.

The Company is also a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which the Company receives advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $600,000 and $1,073,000, and $589,000 and $1,265,000 of total revenues for the three and nine-month periods ended September 30, 2006 and 2005, respectively.

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

Results of Operations

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Admissions revenue was $17,437,000 in the third quarter of 2006 as compared to $18,427,000 in the third quarter of 2005. The Company promoted seven major events during the third quarter of 2006 and 2005. The $990,000 decrease resulted from lower admissions revenue at five of the seven major events promoted by the Company in the third quarter of 2006 as compared to the same period in the prior year, primarily due to a decrease in attendance.

Event-related revenue was $11,497,000 in the third quarter of 2006 as compared to $12,625,000 in the third quarter of 2005. The $1,128,000 decrease was primarily due to the lack of a title sponsor for the Company’s September NEXTEL Cup Series event at Dover International Speedway.

Broadcasting revenue was $13,453,000 in the third quarter of 2006 as compared to $11,618,000 in the third quarter of 2005. The increase resulted primarily from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the third quarter of 2006. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue.

Operating and marketing expenses were $24,095,000 in the third quarter of 2006 as compared to $23,436,000 in the third quarter of 2005. The $659,000 increase primarily related to higher operating and marketing expenses at the Company’s major motorsports events, most notably an increase in contractually specified sanction fees and purse expenses.

During the third quarter of 2006, the Company reviewed the long-lived assets of each of its three Midwest facilities for impairment. Based on the results of this analysis, the Company recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at its Nashville, Memphis and Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, the Company completed an assessment of goodwill for potential impairment and has determined that there is an impairment loss related to the goodwill balance of $2,487,000 that is associated with the Midwest operations. As a result of this analysis, the Company recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of its goodwill. Additionally, the Company entered into an agreement of sale on October 27, 2006 that indicated that the fair value of its corporate aircraft was less than its carrying value of $4,792,000. As a result, the Company recorded a non-cash impairment charge of $722,000 as of September 30, 2006, to write-down the carrying amount of its corporate aircraft to fair value.

General and administrative expenses were $3,224,000 in the third quarter of 2006 as compared to $3,324,000 in the third quarter of 2005. The $100,000 decrease resulted primarily from lower wages and benefits costs, and a reduction in real estate taxes at the Company’s Nashville Superspeedway facility. Partially offsetting these decreases was an increase in stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006.

Depreciation and amortization expense remained consistent between the third quarter of 2006 and the third quarter of 2005 at $2,392,000 and $2,386,000, respectively.

Net interest expense was $935,000 in the third quarter of 2006 as compared to $740,000 in the third quarter of 2005. The increase resulted from the Company’s higher average outstanding borrowings on its credit facilities during the third quarter of 2006 as compared to the third quarter of 2005 used to primarily fund our self tender in the third quarter of 2005.

The loss from continuing operations before income tax benefit was $52,823,000 in the third quarter of 2006 as compared to earnings from continuing operations before income tax expense of $12,936,000 in the third quarter of 2005. The loss resulted from the aforementioned non-cash impairment charges of $64,618,000. Excluding the non-cash impairment charges, the Company’s adjusted earnings from continuing operations before income tax expense were $11,795,000 in the third quarter of 2006.

Loss from continuing operations before income tax benefit	$(52,823,000)
Non-cash impairment charges	64,618,000

Adjusted earnings from continuing operations before income tax expense	$11,795,000

The Company’s adjusted earnings from continuing operations before income tax expense for the third quarter of 2006 were lower than its earnings from continuing operations before income tax expense from the same period in the prior year as a result of lower admissions and event related revenue, higher operating and marketing expenses and higher net interest expense. These items were partially offset by the higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the third quarter of 2006, as well as lower general and administrative expenses.

The Company’s effective income tax rates related to continuing operations for the third quarter ended September 30, 2006 and 2005 were 34.7% and 47.6%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due primarily to the fact that the recording of the non-cash impairment charges during the third quarter resulted in minimal state income tax benefit based upon the valuation allowances that the Company has recorded in connection with state net operating loss carryforwards.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Admissions revenue was $34,135,000 in the first nine months of 2006 as compared to $36,383,000 in the first nine months of 2005. The Company promoted fourteen major events during the first nine months of 2006 and 2005. The $2,248,000 decrease resulted from lower admissions revenue at nine of the fourteen major events promoted by the Company in the first nine months of 2006 as compared to the same period in the prior year, primarily due to a decrease in attendance.

Event-related revenue was $24,304,000 in the first nine months of 2006 as compared to $25,444,000 in the first nine months of 2005. The $1,140,000 decrease was primarily due to the lack of a title sponsor for the Company’s September NEXTEL Cup Series event at Dover International Speedway.

Broadcasting revenue was $29,697,000 in the first nine months of 2006 as compared to $25,619,000 in the first nine months of 2005. The increase resulted primarily from higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the first nine months of 2006. Pursuant to the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue.

Operating and marketing expenses were $49,585,000 in the first nine months of 2006 as compared to $48,366,000 in the first nine months of 2005. The $1,219,000 increase primarily related to higher operating and marketing expenses at the Company’s major motorsports events, most notably an increase in contractually specified sanction fees and purse expenses.

During the third quarter of 2006, the Company reviewed the long-lived assets of each of its three Midwest facilities for impairment. Based on the results of this analysis, the Company recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at its Nashville, Memphis and Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, the Company completed an assessment of goodwill for potential impairment and has determined that there is an impairment loss related to the goodwill balance of $2,487,000 that is associated with the Midwest operations. As a result of this analysis, the Company recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of its goodwill. Additionally, the Company entered into an agreement of sale on October 27, 2006 that indicated that the fair value of its corporate aircraft was less than its carrying value of $4,792,000. As a result, the Company recorded a non-cash impairment charge of $722,000 as of September 30, 2006, to write-down the carrying amount of its corporate aircraft to fair value.

General and administrative expenses were $9,416,000 in the first nine months of 2006 as compared to $9,714,000 in the first nine months of 2005. The $298,000 decrease resulted primarily from lower wages and benefits costs and investor relations expenses, and a reduction in real estate taxes at the Company’s Nashville Superspeedway facility. Partially offsetting these decreases was an increase in stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006.

Depreciation and amortization expense remained consistent between the first nine months of 2006 and the first nine months of 2005 at $7,172,000 and $7,053,000, respectively.

Net interest expense was $3,198,000 in the first nine months of 2006 as compared to $2,417,000 in the first nine months of 2005. The increase resulted from the Company’s higher average outstanding borrowings on its credit facilities during the first nine months of 2006 as compared to the first nine months of 2005 used to primarily fund our self tender in the third quarter of 2005.

The loss from continuing operations before income tax benefit was $45,744,000 in the first nine months of 2006 as compared to earnings from continuing operations before income tax expense of $20,199,000 in the first nine months of 2005. The loss resulted from the aforementioned non-cash impairment charges of $64,618,000. Excluding the non-cash impairment charges, the Company’s adjusted earnings from continuing operations before income tax expense were $18,874,000 in the first nine months of 2006.

Loss from continuing operations before income tax benefit	$(45,744,000)
Non-cash impairment charges	64,618,000

Adjusted earnings from continuing operations before income tax expense	$18,874,000

The Company’s adjusted earnings from continuing operations before income tax expense for the first nine months of 2006 were lower than its earnings from continuing operations before income tax expense from the same period in the prior year as a result of lower admissions and event related revenue, higher operating and marketing expenses and higher net interest expense. These items were partially offset by the higher television broadcasting rights related to the Company’s NASCAR sanctioned events promoted during the first nine months of 2006, as well as lower general and administrative expenses.

The Company’s effective income tax rates related to continuing operations for the nine months ended September 30, 2006 and 2005 were 33.2% and 47.7%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due primarily to the fact that the recording of the non-cash impairment charges during the third quarter resulted in minimal state income tax benefit based upon the valuation allowances that the Company has recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

The Company’s operations are seasonal in nature with a majority of its motorsports events occurring during the second and third quarters. However, the Company’s cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges recorded by the Company in the third quarter of 2006 had no impact on its liquidity and the Company expects no impact on its liquidity for the year ended December 31, 2006 as a result of recording these charges. As discussed in NOTE 3 – Impairment Charges of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the cost approach utilized for the valuation of our Midwest facilities long-lived assets assumed that these three facilities will continue to operate as racetracks and our intention is to continue operating them. These facilities generated negative cash flows for several years and we expect that these negative cash flows will continue for the near future at a declining rate as we review the operations at these facilities and consider alternatives to reduce operating expenses and increase revenues.

Net cash provided by operating activities of continuing operations was $14,172,000 for the nine months ended September 30, 2006 as compared to $16,591,000 for the nine months ended September 30, 2005. The decrease was primarily due to working capital changes, deferred income taxes, as well as, the timing of invoicing to and receipts from customers, partially offset by the timing of invoicing from and payments to vendors.

Net cash used in investing activities of continuing operations was $3,985,000 for the nine months ended September 30, 2006 as compared to net cash provided by investing activities of continuing operations of $6,904,000 for the nine months ended September 30, 2005. Capital expenditures were $2,970,000 in the first nine months of 2006, down from $8,582,000 in the first nine months of 2005. The 2006 additions related primarily to preliminary architectural and engineering work for new luxury skybox suites and the renovation of other fan amenities at the Dover facility and major equipment purchases at most of our facilities. The 2005 additions related primarily to the purchase of property adjacent to our Dover facility and the installation of SAFER barriers at the Company’s tracks. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 in the first nine months of 2005.

Net cash used in financing activities of continuing operations was $9,906,000 for the nine months ended September 30, 2006 as compared to $18,784,000 for the nine months ended September 30, 2005. The Company made net repayments on its outstanding line of credit of $6,100,000 during the first nine months of 2006 as compared to net borrowings of $11,600,000 during the same period in the prior year primarily to fund stock repurchases under our self tender of $28,518,000. The Company paid $1,637,000 in quarterly cash dividends for the nine months ended September 30, 2006 as compared to $1,411,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company purchased and retired 220,236 shares of its outstanding common stock at an average purchase price of $5.13 per share, not including nominal brokerage commissions.

On October 16, 2006, the Company purchased and retired 150,000 shares of its outstanding common stock pursuant to the above plan at an average purchase price of $5.40 per share, not including nominal brokerage commissions.

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2006 to shareholders of record at the close of business on November 10, 2006.

At September 30, 2006, the Company and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $73,000,000 unsecured revolving credit agreement, as amended effective May 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that a default by the Company or any of its wholly owned subsidiaries under any other loan agreement would constitute a default under this credit facility.

As a result of recording the non-cash impairment charges for long-lived assets and goodwill, the Company would not have been in compliance with the minimum tangible net worth covenant as of September 30, 2006, but on November 8, 2006, the Company and its bank group amended the credit agreement to reduce the minimum tangible net worth covenant effective for the September 30, 2006 period and for all subsequent periods through the end of the agreement. As a result of the amendment, the Company was in compliance with the minimum tangible net worth covenant, and remained in compliance with all other covenants, as of September 30, 2006.

Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. There was $43,000,000 outstanding under the facility at September 30, 2006, at a weighted average interest rate of 6.7%. After consideration of stand-by letters of credit outstanding, borrowings of $6,106,000 were available pursuant to the facility at September 30, 2006. Based on operating results to date and projected future results, the Company is expected to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Under the terms of the Company’s sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which the Company records as revenue. In accordance with the sanction agreements, NASCAR remits one-third of the broadcast rights fees to the Company 30 days prior to an event and the remaining two-thirds within 30 days after an event. On October 24, 2006, the Company received $7,811,000 from NASCAR related to television broadcast rights fees in connection with its September 2006 NASCAR event weekend at Dover International Speedway, the majority of which the Company used to pay down amounts outstanding on its line of credit.

Industry-wide live broadcast revenue will be approximately 12% lower in 2007 than it was in 2006. Although the Company does not yet have its 2007 sanction agreements from NASCAR, it expects a similar percentage reduction in its live broadcast revenues in 2007, which will have some impact on its liquidity in the form of lower cash receipts from broadcasting.

Effective October 21, 2005, the Company entered into an interest rate swap agreement that effectively converts $37,500,000 of its variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities, less maintenance of a dividend, if any, is expected to generate between $15,000,000-$18,000,000 in excess cash in 2006. Based on current business conditions, the Company expects to spend approximately $6,000,000-$8,000,000 on capital expenditures during 2006. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at the Dover facility and other fan amenities. On May 24, 2006, the Company announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take five years to complete at an estimated total cost of approximately $25,000,000, of which $920,000 was spent as of September 30, 2006. Additionally, the Company contributed $750,000 to its pension plans during the first nine months of 2006, of which $250,000 was contributed during the three-month period ended September 30, 2006. The Company expects to contribute $1,000,000 to its plans for the year ended December 31, 2006. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Related Party Transactions

See NOTE 10 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

During the fourth quarter of 2006, the Company is scheduled to promote a NASCAR Busch Series event which requires the payment of approximately $1,425,000 for contractual sanction fees and purses to the sanctioning body. This same agreement requires the sanctioning body to pay to the Company approximately $700,000 for television broadcast rights fees during the fourth quarter of 2006.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at September 30, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by the existing bank group.

The Company believes that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2006 and December 31, 2005, $744,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2006, $1,117,000 was paid by the Company into the sales and incremental property tax fund and $1,107,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become a liability of the Company. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, the Company’s wholly owned subsidiary, Midwest Racing, entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,905,000 was outstanding at September 30, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA loan were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. The loan is being amortized through February 2014.

The Company has established certain restricted cash funds to meet debt service as required by the SWIDA loan, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2006, $4,215,000 of the Company’s cash balance was restricted by the SWIDA loan and is appropriately classified as a non-current asset in the Company’s consolidated balance sheet. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA loan is unconditionally guaranteed by Midwest Racing. The SWIDA loan bears interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA loan was $112,000 and $343,000, and $407,000 and $1,223,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA loan for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. The Company wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on the Company’s facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Currently, the Company maintains a valuation allowance, which increased by $2,551,000 in the third quarter of 2006 to $6,532,000, on deferred tax assets related to certain state net operating loss carry-forwards. The Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or a portion of its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the present value of future cash flows and the use of outside independent valuations, as appropriate. See NOTE 3 – Impairment Charges of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Recent Accounting Pronouncements

See NOTE 5—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR, IRL and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no contractual obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues.

Our ability to obtain additional sanctioned events in the future and to negotiate favorable terms to our sanction agreements and the success of a particular sanctioning body in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control. As our success depends on the terms of our sanction agreements and the success of each event or series that we are promoting, a material change in the terms of a sanction agreement or a material adverse effect on a sanctioning body, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from live broadcast coverage, admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

We Rely On Sponsorship Contracts To Generate Revenues

We receive a portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and our permanent venues, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes. Loss of our title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse effect on our business, financial condition and results of operations.

We are in negotiations with various potential sponsors for our 2007 events, including title sponsors for our two NASCAR NEXTEL Cup Series events at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding on September 30, 2006. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2006 and December 31, 2005, $744,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2006, $1,117,000 was paid by the Company into the sales and incremental property tax fund and $1,107,000 was deducted from the fund for principal and interest payments and to reimburse the Company for fees associated with maintaining the letter of credit. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, the Company would become responsible for the difference. In the event the Company was unable to make the payments, they would be made under a $23,894,000 irrevocable direct-pay letter of credit issued by the existing bank group pursuant to a reimbursement and security agreement under which we have agreed to reimburse the banks for drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2006, there was $43,000,000 outstanding under the Company’s revolving credit agreement. The credit agreement bears interest at the Company’s option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, the Company is subject to interest rate risk on the variable component of the interest rate. Historically, the Company managed its mix of fixed and variable-rate debt by structuring the terms of its debt agreements. Effective October 21, 2005, the Company entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, the Company pays a fixed interest rate of 4.74%. In return, the issuing lender refunds to the Company the variable-rate interest paid to the bank group under its revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of September 30, 2006, the interest rate swap had a fair value of $172,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $711,000 at September 30, 2006. A decrease in interest rates of one percent would result in the interest rate swap being reported as a liability of approximately $383,000 at September 30, 2006. A change in interest rates will have no impact on the interest expense associated with the $37,500,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2006 not subject to the interest rate swap would cause a change in total annual interest costs of $55,000. The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2006.

At September 30, 2006, the Company’s long-term debt had a carrying value of $4,905,000 and an estimated fair value of $6,009,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $23,500,000 was outstanding at September 30, 2006. These bonds are direct obligations of the Sports Authority and are therefore not recorded on the Company’s consolidated balance sheet; however, the Company is exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in the Company being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2006 and subject to the need for additional testing as discussed below under the heading “Remediation of Material Weakness in Internal Control,” the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting during the third quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 24.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases of the Company’s equity securities were made during the three months ended September 30, 2006. At September 30, 2006, the Company had remaining repurchase authority of 1,784,607 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 9, 2006	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance, Chief Financial Officer and Director