Form 10-K
period 2006-12-31
DOVER MOTORSPORTS INC
filed 2007-03-09
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware 19901

(Address of principal executive offices)

(302) 883-6500

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

The aggregate market value of common stock held by non-affiliates of the registrant was $82,124,687 as of June 30, 2006 (the last day of our most recently completed second quarter).

As of February 28, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,476,734 shares
Class A Common Stock -	19,764,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 25, 2007 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us,” and “our” mean Dover Motorsports, Inc. and one or more of its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we promoted 15 major events during 2006 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2006, we promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;
•	6 NASCAR Busch Series, Grand National Division events;
•	4 NASCAR Craftsman Truck Series events;
•	1 IRL event; and
•	2 NHRA national events.

Additionally, we promoted a NASCAR Busch East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

We generate revenues primarily from the following sources:

•	ticket sales;
•	rights fees obtained for television and radio broadcasts of our events and ancillary rights fees;
•	sponsorship payments;
•	luxury suite rentals;
•	hospitality tent rentals and catering;
•	concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities;
•	expo space rentals; and
•	track rentals and other event-related revenues.

We began our motorsports operations in 1969 in Dover, Delaware. Our predecessor, Dover Downs, Inc., was also engaged in harness horse racing operations and later ran our other gaming operations. As a result of several restructurings, our operations were segregated into two main operating subsidiaries—Dover International Speedway, Inc., incorporated in 1994, encompassed our motorsports operations, and Dover Downs, Inc., incorporated in 1967, conducted our gaming operations.

Effective March 31, 2002, we spun-off our gaming business which was then owned by our subsidiary, Dover Downs Gaming & Entertainment, Inc. (“Gaming”). On a tax-free basis, we made a pro rata distribution of all of the capital stock of Gaming to our stockholders. Our continuing operations subsequent to the spin-off consist solely of our motorsports activities.

In June of 2005, we completed the sale of substantially all of the assets used by our wholly owned subsidiary Midwest Racing, Inc. formerly known as Grand Prix Association of Long Beach, Inc. (“Midwest Racing”) for $15,132,000, net of transaction costs, resulting in a pre-tax gain on the sale of $5,143,000. These assets were used to promote Midwest Racing’s temporary circuit motorsports events and in its grandstand rental business. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation. As a result of the sale, we no longer promote temporary circuit motorsports events and are no longer in the grandstand rental business.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 38 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR NEXTEL Cup Series professional stock car racing circuit, two races are in the NASCAR Busch Series racing circuit and one race is in the Craftsman Truck Series racing circuit. Both NASCAR NEXTEL Cup Series events at Dover will be broadcast on network television in 2007.

Each of the NASCAR Busch Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a NASCAR NEXTEL Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR NEXTEL Cup Series events and two NASCAR Busch Series events each year. Additionally, it is one of only eight tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR NEXTEL Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Chase for the NASCAR NEXTEL Cup” which determines the NASCAR NEXTEL Cup Series champion for the racing season.

Dover International Speedway, widely known as “the Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 135,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR NEXTEL Cup Series events. The superspeedway facility also features the DuPont™ Monster Bridge® which debuted at our June 2004 NASCAR event weekend. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The DuPont Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted three major events in 2006—a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course.

The auto racing facility includes a 1.25-mile paved oval track with 54,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted three major events in 2006—a NASCAR Busch Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 17,000 permanent seats and a nationally renowned drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway – a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Busch Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2006 season.

Agreements with NASCAR

Sanction agreements are entered into with NASCAR on an annual basis. Pursuant to the typical NASCAR sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition. The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services. NASCAR conducts the competition, arranges for the drivers, and has sole control over the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter. NASCAR also has exclusive rights to exploit live broadcast and certain media and intellectual property rights (“ancillary rights”) related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs. The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue contracted for by NASCAR. The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR NEXTEL Cup Series events in 2007. Our business is substantially dependent on these two agreements. The economic terms of these two agreements are as follows: Total purse and sanction fee to be paid – $5,914,346 for the June event and $5,293,075 for the September event. Estimated live broadcast revenue to be received – $11,717,150 for the June event and $9,704,286 for the September event. Live broadcast revenue figures are based on the assumption that all events on the 2007 NASCAR NEXTEL Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR. Dover International Speedway is also entitled to share, along with other promoters, in income that NASCAR derives from certain ancillary rights. Revenue for such rights attributable to Dover International Speedway’s September 2006 competition amounted to $482,063 and we reasonably anticipate that we will receive no less than this amount for each of our 2007 events.

Our other tracks have also entered into sanction agreements with NASCAR for the 2007 season. We enter into these and other sanction agreements in the ordinary course of our business. The following is a list of sanction agreements that we have with NASCAR for 2007:

Subsidiary	Event	Date
Dover International Speedway, Inc.	NASCAR NEXTEL Cup Series	June 3, 2007
	NASCAR Busch Series	June 2, 2007
	NASCAR Craftsman Truck Series	June 1, 2007
	NASCAR NEXTEL Cup Series	September 23, 2007
	NASCAR Busch Series	September 22, 2007
Nashville Speedway, USA, Inc.	NASCAR Busch Series	April 7, 2007
	NASCAR Busch Series	June 9, 2007
	NASCAR Craftsman Truck Series	August 11, 2007
Memphis International Motorsports Corporation	NASCAR Busch Series	October 27, 2007
	NASCAR Craftsman Truck Series	June 30, 2007
Gateway International Motorsports Corporation	NASCAR Busch Series	July 21, 2007
	NASCAR Craftsman Truck Series	September 1, 2007

Impairment Charges

Approximately one-third of our revenues are derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. In October of 2006, NASCAR informed us of the amount of live broadcast revenue the industry expects to receive for each of the eight years beginning with the 2007 season under agreements that NASCAR has reached with its various broadcast partners.

NASCAR has informed us that industry live broadcast revenue in 2007 will be $505,000,000 for the NASCAR NEXTEL Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the new eight-year contract is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR will allocate the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR NEXTEL Cup Series; $29,037,500 or 5.75% to the NASCAR Busch Series; and $2,525,000 or 0.50% to the NASCAR Craftsman Truck Series. The allocation for 2007 is not significantly different than it was for the six years in the prior contract which was 95% to the NEXTEL Cup Series and 5% to the Busch Series. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR NEXTEL Cup Series to the NASCAR Busch Series. The cash flows of our three Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Busch Series. Because the allocation of live broadcast revenue for the NASCAR Busch Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

If the carrying amount of the asset exceeds its fair value, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value of the asset is determined primarily by the estimated fair market values derived from outside independent valuations of the assets. The valuation methodology employed by the outside valuation consultants consisted of the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. The long-lived assets deemed to be impaired consisted of track facilities. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Busch series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$73,670,000	$57,500,000	$16,170,000
Memphis	20,582,000	12,700,000	7,882,000
Gateway	54,557,000	17,200,000	37,357,000

Total	$148,809,000	$87,400,000	$61,409,000

We account for goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Based on the factors noted above related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with our Midwest operations. As a result of this analysis, we also recorded a non-cash impairment charge of $2,487,000 in the third quarter of 2006 to write-down to zero the carrying value of our goodwill.

Additionally, in October 2006 we authorized the sale of our corporate aircraft. We entered into an agreement of sale on October 27, 2006 that indicated that the fair value of the aircraft was less than its carrying value of $4,792,000. As a result, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006. The sale was completed in December 2006 and resulted in an additional loss on disposal of $18,000. Net proceeds from the sale were $4,098,000.

Competition

Our racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on the same dates. Racing events sanctioned by different organizations are often held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, differentiate the motorsports facilities.

Seasonality

We derive a substantial portion of our total revenues from admissions, television broadcast rights and other event-related revenue attributable to major motorsports events held from April through October. As a result, our business is highly seasonal.

Employees

As of December 31, 2006, we had approximately 131 full-time employees and 15 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 19.

Item 1B.	Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2006, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 770 acres of land we own. Use by Gaming of our  5/8-mile harness racing track is under an easement from us which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on our property and is on the inside of our one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by us at no charge in connection with our motorsports events. We also lease our principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between us and Gaming relative to our respective Dover, Delaware facilities.

Gateway International Raceway

Gateway International Raceway is located on approximately 306 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. We own approximately 149 acres and have three long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 157 additional acres. We are also a party to a ten-year lease (with four five-year renewals) for 20 acres for the purpose of providing overflow parking for major events on a neighboring golf course. We have granted a first mortgage lien on all the real property owned and a security interest in all property we lease at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on our remaining $4.9 million SWIDA bonds.

Memphis Motorsports Park

Memphis Motorsports Park is located on approximately 375 acres of land we own approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a stand-by letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to satisfy its debt service reserve fund obligation to SWIDA.

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,386 acres of land we own in Wilson County and Rutherford County, Tennessee.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Gateway International Raceway,” “Memphis Motorsports Park,” “Gateway Motorsports Club,” “Gateway Guy,” “Monster Mile,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” “Miles the Monster,” “Take a Kid to the Races.” We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs. Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Item 3.	Legal Proceedings

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

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 28, 2007, there were 16,476,734 shares of common stock and 19,764,975 shares of Class A common stock outstanding. There were 1,122 holders of record for common stock and 13 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2006 and 2005 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2006	$5.65	$5.00	$0.015
September 30, 2006	$6.06	$5.19	$0.015
June 30, 2006	$6.43	$5.42	$0.015
March 31, 2006	$6.50	$4.68	$0.015

December 31, 2005	$6.86	$5.85	$0.015
September 30, 2005	$7.14	$5.67	$0.015
June 30, 2005	$6.40	$4.45	$0.010
March 31, 2005	$6.11	$4.84	$0.010

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

Equity Compensation Plan Information

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Our Board of Directors froze the 1996 Plan and no additional option grants may be made under the 1996 Plan. We have a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 10 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	804,596	$5.66	1,212,043
Equity compensation plans not approved by security holders	—	—	—

Total	804,596	$5.66	1,212,043

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.

The following table details our purchases of equity securities for the three months ended December 31, 2006 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	150,000	$5.40	150,000	1,634,607
November 1, 2006 – November 30, 2006	—	$—	—	1,634,607
December 1, 2006 – December 31, 2006	—	$—	—	1,634,607

Total	150,000	$5.40	150,000	1,634,607

Common Stock Performance

The graph below compares the cumulative total return of the following:

•	our Common Stock;

•	the S&P Composite 500 Index; and

•	an index of peer companies.

The peer index we selected consists of the following companies engaged in the motorsports business: Dover Motorsports, Inc., Speedway Motorsports, Inc. and International Speedway Corporation. The graph assumes that the value of the investment in our common stock and each index was 100 at December 31, 2001 and all dividends were reinvested. Appropriate adjustment has also been made relative to our spin-off of Dover Downs Gaming & Entertainment, Inc. on April 1, 2002. This spin-off is treated as a special dividend and the value of the shares acquired in the spin-off assumed to have been reinvested. The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our common stock.

*	$100 invested on December 31, 2001 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this document. The historical financial information presented below is not necessarily indicative of the results of operations or financial position that we would have reported if we had operated exclusive of our discontinued gaming operation during the year ended December 31, 2002.

Five Year Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues	$91,274	$90,999	$84,188	$77,544	$76,106

Expenses:
Operating and marketing	54,178	52,793	50,164	48,177	45,749
Impairment charges (a)	64,618	—	—	743	—
General and administrative	12,626	13,697	13,585	12,099	12,574
Depreciation and amortization	8,726	9,433	9,198	9,140	9,042

	140,148	75,923	72,947	70,159	67,365

Operating (loss) earnings	(48,874)	15,076	11,241	7,385	8,741
Interest expense, net	(3,963)	(3,515)	(3,427)	(5,088)	(4,507)
Loss on extinguishment of debt (b)	—	(3,174)	—	—	—

(Loss) earnings from continuing operations before income tax benefit (expense)	(52,837)	8,387	7,814	2,297	4,234
Income tax benefit (expense)	17,492	(4,412)	(4,047)	(2,273)	(1,831)

(Loss) earnings from continuing operations	$(35,345)	$3,975	$3,767	$24	$2,403

(Loss) earnings per common share from continuing operations:
Basic	$(0.98)	$0.10	$0.09	$—	$0.06

Diluted	$(0.98)	$0.10	$0.09	$—	$0.06

Dividends declared	$0.06	$0.05	$0.04	$0.04	$0.06

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(11,032)	$(11,973)	$(12,533)	$(5,565)	$(5,377)
Property and equipment, net (a)	152,502	221,005	220,949	225,236	233,686
Total assets	162,934	233,426	248,250	260,815	291,806
Long-term debt, less current portion (b)	43,211	54,003	44,684	61,532	70,744
Total stockholders’ equity (c)	74,260	113,277	138,466	137,372	160,533

(a)	We recorded an impairment charge of $743,000 in the fourth quarter of 2003 related to the impairment of long-lived assets.

We recorded impairment charges of $62,131,000 and $2,487,000 in the third quarter of 2006 related to the impairment of long-lived assets and goodwill, respectively.

(b)

On October 6, 2005, we redeemed $11,908,000 of outstanding SWIDA bonds for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. We wrote-off $495,000 of deferred bond costs as a result of the redemption.

(c)

On August 10, 2005, we commenced a tender offer to purchase up to 1,706,543 shares of our common stock and up to 2,323,019 shares of our Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. We purchased 1,706,543 shares of our common stock and 2,311,960 shares of our Class A common stock for $28,562,000, including expenses, in connection with the tender offer.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” includes ticket sales for all our events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,207,000, $1,438,000 and $1,323,000 of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Results of Operations

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Admissions revenue was $35,070,000 in 2006 as compared to $37,195,000 in 2005. We promoted fifteen major events during 2006 and 2005. The $2,125,000 decrease resulted from lower admissions revenue at nine of the fifteen major events we promoted in 2006 as compared to 2005, primarily due to a decrease in attendance attributable to inclement weather.

Event-related revenue was $25,585,000 in 2006 as compared to $27,061,000 in 2005. The $1,476,000 decrease was primarily due to the lack of a title sponsor for our September NEXTEL Cup Series event at Dover International Speedway.

Broadcasting revenue was $30,436,000 in 2006 as compared to $26,267,000 in 2005. The $4,169,000 increase resulted primarily from higher television broadcasting rights related to our NASCAR sanctioned events promoted during 2006. Pursuant to the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue.

Other revenue was $183,000 in 2006 as compared to $476,000 in 2005. The decrease resulted from lower revenues related to the rental of our aircraft and from the rental of our Gateway facility for parking area.

Operating and marketing expenses were $54,178,000 in 2006 as compared to $52,793,000 in 2005. The $1,385,000 increase primarily related to higher operating and marketing expenses at our major motorsports events, most notably an increase in contractually specified sanction fees and purse expenses.

During the third quarter of 2006, we reviewed the long-lived assets of each of our three Midwest facilities for impairment. Based on the results of this analysis, we recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at our Nashville, Memphis and

Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with the Midwest operations. As a result of this analysis, we recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of our goodwill. Additionally, we entered into an agreement of sale on October 27, 2006 that indicated that the fair value of our corporate aircraft was less than its carrying value of $4,792,000. As a result, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006 to write-down the carrying amount of our corporate aircraft to fair value.

General and administrative expenses were $12,626,000 in 2006 as compared to $13,697,000 in 2005. The $1,071,000 decrease resulted primarily from lower wages and benefits costs and legal expenses. Partially offsetting these decreases was an increase in stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006.

Depreciation and amortization expense was $8,726,000 in 2006 as compared to $9,433,000 in 2005. The decrease resulted primarily from a reduction in our depreciable asset base from the impairment charge discussed above.

Net interest expense was $3,963,000 in 2006 as compared to $3,515,000 in 2005. The increase resulted primarily from higher average outstanding borrowings on our credit facilities during 2006 as compared to 2005 used to primarily fund our self tender in the third quarter of 2005.

The loss from continuing operations before income tax benefit was $52,837,000 in 2006 as compared to earnings from continuing operations before income tax expense of $8,387,000 in 2005. The 2006 loss resulted from the aforementioned non-cash impairment charges of $64,618,000. During 2005, we redeemed $11,908,000 of our outstanding SWIDA bonds and recorded a loss on extinguishment of debt of $3,174,000. We believe that excluding the impact of these items will enhance comparative analysis of our operating results. The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (“GAAP”) for 2006 and 2005 with results excluding the non-cash impairment charges and the impact of the loss on extinguishment of debt:

	2006	2005
GAAP (loss) earnings from continuing operations before income taxes	$(52,837,000)	$8,387,000
Non-cash impairment charges	64,618,000	—
Loss on extinguishment of debt	—	3,174,000

Adjusted earnings from continuing operations before income taxes	$11,781,000	$11,561,000

GAAP (loss) earnings from continuing operations	$(35,345,000)	$3,975,000
Non-cash impairment charges, net of income tax benefit of $23,623,000	40,995,000	—
Loss on extinguishment of debt, net of income tax benefit of $1,400,000	—	1,774,000

Adjusted earnings from continuing operations	$5,650,000	$5,749,000

GAAP (loss) earnings from continuing operations per common share-diluted	$(0.98)	$0.10
Non-cash impairment charges, net of income tax benefit of $0.66	1.14	—
Loss on extinguishment of debt, net of income tax benefit of $0.03	—	0.05

Adjusted earnings from continuing operations per common share-diluted	$0.16	$0.15

Excluding the 2006 non-cash impairment charges and the 2005 loss on extinguishment of debt, our adjusted earnings from continuing operations before income taxes increased $220,000 to $11,781,000 in 2006 as compared to $11,561,000 in 2005. Adjusted earnings from continuing operations decreased $99,000 to $5,650,000 in 2006 as compared to $5,749,000 in 2005. The decrease was due mainly to a change in our effective income tax rate, as discussed below, partially offset by a decrease in general and administrative and depreciation and amortization expenses.

Our effective income tax rates related to continuing operations for 2006 and 2005 were 33.1% and 52.6%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year is due primarily to the fact that the recording of the non-cash impairment charges during the third quarter of 2006 resulted in minimal state income tax benefit based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Admissions revenue was $37,195,000 in 2005 as compared to $34,624,000 in 2004. We promoted fifteen major events during 2005 and 2004. The $2,571,000 increase resulted from higher admissions revenue at twelve of the fifteen major events we promoted in 2005 as compared to 2004, primarily due to an increase in attendance.

Event-related revenue was $27,061,000 in 2005 as compared to $27,263,000 in 2004. The $202,000 decrease was primarily due to a decrease in hospitality revenue at most of the NASCAR sanctioned events we promoted in 2005 as compared to 2004 because fewer corporate customers purchased hospitality packages in 2005.

Broadcasting revenue was $26,267,000 in 2005 as compared to $22,220,000 in 2004. The increase resulted from higher television broadcasting rights related to our NASCAR sanctioned events promoted during 2005. Pursuant to the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue.

Other revenue was $476,000 in 2005 as compared to $81,000 in 2004. The increase resulted from revenues related to the rental of our aircraft and from the rental of our Gateway facility for parking area.

Operating and marketing expenses increased by $2,629,000, or 5.2%, in 2005 as compared to 2004. The increase primarily related to higher operating and marketing expenses at our major motorsports events, most notably a $1,456,000 increase in sanction fees and purse expenses and a $390,000 increase in advertising and promotion expenses due to an increase in the amount of our advertising.

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

Net interest expense was $3,515,000 in 2005 as compared to $3,427,000 in 2004. In May 2004, we received $481,000 of interest from the Internal Revenue Service related to an income tax refund for prior years. During 2005, the average outstanding borrowings on our credit facilities decreased and we reversed $128,000 of interest that was accrued in 2004 related to a judgment that was settled in 2005 for less than originally anticipated.

On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA bonds for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. We wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. We believe that excluding the impact of this item will enhance comparative analysis of our operating results. The following table reconciles and compares results reported in accordance with GAAP for 2005 and 2004 with results excluding the impact of the loss on extinguishment of debt:

	2005	2004
GAAP earnings from continuing operations before income taxes	$8,387,000	$7,814,000
Loss on extinguishment of debt	3,174,000	—

Adjusted earnings from continuing operations before income taxes	$11,561,000	$7,814,000

GAAP earnings from continuing operations	$3,975,000	$3,767,000
Loss on extinguishment of debt, net of income tax benefit of $1,400,000	1,774,000	—

Adjusted earnings from continuing operations	$5,749,000	$3,767,000

	2005	2004
GAAP earnings from continuing operations per common share-diluted	$0.10	$0.09
Loss on extinguishment of debt, net of income tax benefit of $0.03	0.05	—

Adjusted earnings from continuing operations per common share-diluted	$0.15	$0.09

Excluding the loss on extinguishment of debt, adjusted earnings from continuing operations before income taxes increased $3,747,000, or 48.0%, to $11,561,000 in 2005 as compared to $7,814,000 in 2004, and adjusted earnings from continuing operations increased $1,982,000, or 52.6%, to $5,749,000 in 2005 as compared to $3,767,000 in 2004. The increase was due mainly to an improvement in operating results for twelve of the fifteen major events we promoted during 2005, partially offset by the increase in general and administrative expense and depreciation expense.

Our effective income tax rates related to continuing operations remained relatively similar for 2005 and 2004 at 52.6% and 51.8%, respectively.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges we recorded in the third quarter of 2006 had no impact on our liquidity for the year ended December 31, 2006. As discussed in NOTE 2 – Impairment Charges of the consolidated financial statements included elsewhere in this document, the cost approach utilized for the valuation of our Midwest facilities long-lived assets assumed that these three facilities will continue to operate as racetracks and that is our present intention. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Busch series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Net cash provided by operating activities of continuing operations was $17,525,000 in 2006 as compared to $18,854,000 in 2005 and $17,579,000 in 2004. The decrease in 2006 was primarily due to the timing of invoicing to and receipts from customers and the timing of invoicing from and payments to vendors.

Net cash used in investing activities of continuing operations was $2,717,000 in 2006 as compared to net cash provided by investing activities of continuing operations of $6,828,000 in 2005. Capital expenditures were $6,331,000 in 2006, down from $8,675,000 in 2005. The 2006 additions related primarily to the construction of new luxury skybox suites and the renovation of other fan amenities at our Dover facility. The 2005 additions related primarily to the purchase of property adjacent to our Dover facility and the installation of SAFER barriers at all of our tracks. Proceeds from the sale of our corporate aircraft, net of transaction costs, were $4,098,000 in 2006. Proceeds from the sale of assets of our Midwest Racing subsidiary, net of transaction costs, were $15,132,000 in 2005.

Net cash used in financing activities of continuing operations was $15,319,000 in 2006 as compared to $23,215,000 in 2005. We made net repayments on our outstanding line of credit of $10,100,000 in 2006 as compared to net borrowings of $22,100,000 in 2005. The net borrowings in 2005 along with the proceeds from the sale of assets of our Midwest Racing subsidiary were used primarily to fund stock repurchases under our self tender of $28,562,000 and to redeem debt for $14,587,000. We paid $2,179,000 in cash dividends in 2006 as compared to $1,957,000 in 2005. In 2006, we used $1,954,000 to purchase and retire 370,236 shares of our outstanding common stock.

On January 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on March 10, 2007 to shareholders of record at the close of business on February 10, 2007.

At December 31, 2006, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, are parties to a $73,000,000 unsecured revolving credit agreement, as amended effective November 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2006, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $39,000,000 outstanding under the facility at December 31, 2006, at a weighted average interest rate of 6.5%. After consideration of stand-by letters of credit outstanding, borrowings of $10,106,000 were available pursuant to the facility at December 31, 2006. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Industry-wide live broadcast revenue will be approximately 12% lower in 2007 than it was in 2006. Based on our 2007 sanction agreements with NASCAR, our 2007 live broadcast revenues will be approximately $3,500,000 lower than in 2006, consequently impacting our liquidity in the form of lower cash receipts. This will be partially offset by lower purses payable to NASCAR, approximately $500,000 lower in 2007 than in 2006.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities, less capital expenditures and maintenance of a dividend, if any, is expected to generate between $2,000,000-$4,000,000 in excess cash in 2007. Based on current business conditions, we expect to spend approximately $9,000,000-$11,000,000 on capital expenditures during 2007. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which $3,900,000 was spent as of December 31, 2006. Additionally, we expect to contribute $1,000,000 to our pension plans in 2007. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2006, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Revolving line of credit	$39,000,000	$—	$39,000,000	$—	$—
SWIDA bonds	4,906,000	695,000	1,130,000	2,580,000	501,000

Total debt	43,906,000	695,000	40,130,000	2,580,000	501,000
Estimated interest payments on revolving line of credit	3,800,000	2,500,000	1,300,000	—	—
Interest payments on SWIDA bonds	1,531,000	420,000	727,000	339,000	45,000
Operating leases	4,642,000	314,000	416,000	358,000	3,554,000
Pension contributions	1,000,000	1,000,000	—	—	—

Total contractual cash obligations	$54,879,000	$4,929,000	$42,573,000	$3,277,000	$4,100,000

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2006 and related interest rates.

Although we have no required minimum contribution related to our pension plans for 2007, we expect to contribute approximately $1,000,000 into the plans.

We have a $73,000,000 revolving line of credit agreement. At December 31, 2006, $39,000,000 was outstanding under the facility. After consideration of stand-by letters of credit outstanding, borrowings of $10,106,000 were available pursuant to the facility at December 31, 2006.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at December 31, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2006 and 2005, $779,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,906,000 was outstanding at December 31, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway, and the proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2006, $3,684,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA bonds was $456,000, $1,447,000 and $1,696,000 for the years ended December 31, 2006, 2005 and 2004, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA bonds for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. We wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on our facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Related Party Transactions

See NOTE 12 – Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006, our valuation allowance was $6,889,000, which increased by $3,168,000 in 2006, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the present value of future cash flows and the use of outside independent valuations, as appropriate. See NOTE 2 – Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion.

Recent Accounting Pronouncements

See NOTE 4 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

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

We Rely On Sponsorship Contracts To Generate Revenues

We receive a portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and our permanent venues, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes. Loss of our existing title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse effect on our business, financial condition and results of operations.

We are in negotiations with various potential sponsors for our 2007 events, including title sponsors for our two NASCAR NEXTEL Cup Series events and two NASCAR Busch Series events at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding on December 31, 2006. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2006 and 2005, $779,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made under a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Due to Our Concentrated Stock Ownership, Stockholders May Have No Effective Voice In Our Management

We have elected to be treated as a “controlled corporation” as defined by New York Stock Exchange Rule 303A. We are a controlled corporation because a single person, Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. This means that he has the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring us at a premium. In addition, as a controlled corporation, we are not required to comply with certain New York Stock Exchange rules.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At December 31, 2006, there was $39,000,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of December 31, 2006, the interest rate swap had a fair value of $176,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $729,000 at December 31, 2006. A decrease in interest rates of one percent would result in the interest rate swap being reported as a liability of approximately $376,000 at December 31, 2006. A change in interest rates will have no impact on the interest expense associated with the $30,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2006 not subject to the interest rate swap would cause a change in total annual interest costs of $90,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2006.

At December 31, 2006, our outstanding balance of the SWIDA bonds had a carrying value of $4,906,000 and an estimated fair value of $6,010,000. The fair value was determined based on recent arms-length transactions.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $23,500,000 was outstanding at December 31, 2006. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 33.

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

Our management also is responsible for establishing and maintaining a system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout our organization. The Director of Internal Audit reports directly to the Audit Committee of our Board of Directors. We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under our Code of Business Conduct and with the highest level of ethical standards. These standards are a key element of our control system.

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

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in our 2005 Form 10-K, we determined at the end of 2005 that our policies and procedures did not provide for adequate management oversight and review of our accounting for income taxes in interim periods. This deficiency resulted in errors in our income tax expense in drafts of our interim consolidated financial statements for the second and third quarters of 2005. We determined, at that time, that this was a material weakness in our internal controls despite the fact that the errors made in our draft financial statements were corrected before the financial statements were issued to the public.

Subsequent to our discovery of the material weakness, in early 2006 we took steps to remediate the material weakness, including accelerating the timing of certain tax review activities during the financial statement closing process and establishing stronger processes and procedures and documentation standards relative to our income tax provisions, such as the development of a tracking mechanism to ensure that income tax accounting matters are identified and that related analyses, judgments and estimates are appropriately documented and reviewed by senior finance personnel on a timely basis. We believe these additional procedures have strengthened our internal control over financial reporting which we confirmed through our testing in late 2006.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Dover Motorsports, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dover Motorsports, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2007

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

We have a Code of Business Conduct applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer. We also have a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions Policy applicable to all directors and executive officers. Copies of these Codes and other corporate governance documents are available on our website at http://www.dovermotorsportsinc.com under the heading, Investor Relations. We will post on our website any amendments to, or waivers from, these Codes as required by law.

Executive Officers of the Registrant. As of December 31, 2006, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and
	Chief Executive Officer	60	11/79 to date

Patrick J. Bagley	Sr. Vice President-Finance
	and Chief Financial Officer	59	5/02 to date

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	47	7/99 to date

Thomas Wintermantel	Treasurer and
	Assistant Secretary	48	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 7 years and prior to that served as Vice Chairman of the Board. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 27 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Patrick J. Bagley has been Vice President-Finance and Chief Financial Officer since May 2002. Previously, Mr. Bagley was the Vice President-Finance, Treasurer and CFO of Rollins Truck Leasing Corp. Mr. Bagley has been one of our directors since 1996 and prior to that had provided consulting services since 1994.

Klaus M. Belohoubek has been Vice President-General Counsel and Secretary since 1999 and has provided us legal representation in various capacities since 1990. Mr. Belohoubek also serves as Senior Vice President-General Counsel and Secretary of Gaming.

Thomas Wintermantel has been Treasurer and Assistant Secretary since July 2002. Previously, Mr. Wintermantel was the Financial Vice President and Treasurer of John W. Rollins & Associates, Financial Vice President of Rollins Jamaica, Ltd. and President and Director of the John W. Rollins Foundation.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 33.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Amendment No. 6 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 8, 2006.

10.7	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2006).

10.8	Mortgage and Security Agreement executed by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K dated March 10, 2004).

10.9	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Wilson County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 10, 2004).

10.10	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Nashville Speedway, USA, Inc. (Rutherford County) for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K dated March 10, 2004).

10.11	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Grand Prix Association of Long Beach, Inc. for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K dated March 10, 2004).

10.12	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing by Memphis International Motorsports Corporation for the benefit of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 10, 2004).

10.13	Pledge Agreement by Dover Motorsports, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K dated March 10, 2004).

10.14	Pledge Agreement by Dover International Speedway, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K dated March 10, 2004).

10.15	Pledge Agreement by Grand Prix Association of Long Beach, Inc. in favor of Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K dated March 10, 2004).

10.16	Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.17	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.18	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.19	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.20	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.21	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2006 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 22, 2005).

10.22	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2006 NEXTEL Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 22, 2005).

10.23	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2006).

10.24	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Jerome T. Miraglia dated February 13, 2006 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 17, 2006).

10.25	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Patrick J. Bagley dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 17, 2006).

10.26	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.27	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.28	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.29	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.30	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.31	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.32	Asset Purchase Agreement between Grand Prix Association of Long Beach, Inc. and Aquarium Asset Management, LLC dated May 23, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 26, 2005).

10.33	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

10.34	Accepted Offer of Employment and Agreement Respecting Employment, each dated November 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 28, 2006)

10.35	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2007).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 6, 2007	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley	Sr. Vice President-Finance,	March 6, 2007
Patrick J. Bagley	Chief Financial Officer and Director

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Patrick J. Bagley their attorneys-in-fact, empowering them to sign this report on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

R. Randall Rollins, Director

Eugene W. Weaver, Director

/s/ Denis McGlynn	As Attorney-in-Fact	March 6, 2007
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 4 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006 using the modified prospective method, and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2007

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

     AND COMPREHENSIVE (LOSS) EARNINGS

	Years ended December 31,
	2006	2005	2004
Revenues:
Admissions	$35,070,000	$37,195,000	$34,624,000
Event-related	25,585,000	27,061,000	27,263,000
Broadcasting	30,436,000	26,267,000	22,220,000
Other	183,000	476,000	81,000

	91,274,000	90,999,000	84,188,000

Expenses:
Operating and marketing	54,178,000	52,793,000	50,164,000
Impairment charges	64,618,000	—	—
General and administrative	12,626,000	13,697,000	13,585,000
Depreciation and amortization	8,726,000	9,433,000	9,198,000

	140,148,000	75,923,000	72,947,000

Operating (loss) earnings	(48,874,000)	15,076,000	11,241,000
Interest income	95,000	27,000	488,000
Interest expense	(4,058,000)	(3,542,000)	(3,915,000)
Loss on extinguishment of debt	—	(3,174,000)	—

(Loss) earnings from continuing operations before income tax benefit (expense)	(52,837,000)	8,387,000	7,814,000

Income tax benefit (expense)	17,492,000	(4,412,000)	(4,047,000)

(Loss) earnings from continuing operations	(35,345,000)	3,975,000	3,767,000

Earnings (loss) from discontinued operation, net of income tax (expense) benefit of ($3,574,000) and $738,000 in 2005 and 2004, respectively	—	601,000	(1,327,000)

Net (loss) earnings	(35,345,000)	4,576,000	2,440,000

Unrealized gain on interest rate swap, net of income tax expense of $71,000	105,000	—	—

Change in minimum pension liability, net of income tax (expense) benefit of ($508,000), $122,000 and $77,000 in 2006, 2005 and 2004, respectively	737,000	(210,000)	(117,000)

Comprehensive (loss) earnings	$(34,503,000)	$4,366,000	$2,323,000

Net (loss) earnings per common share – basic:
Continuing operations	$(0.98)	$0.10	$0.09
Discontinued operation	—	0.02	(0.03)

Net (loss) earnings	$(0.98)	$0.12	$0.06

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.98)	$0.10	$0.09
Discontinued operation	—	0.02	(0.03)

Net (loss) earnings	$(0.98)	$0.12	$0.06

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$298,000	$953,000
Accounts receivable	2,935,000	2,366,000
Inventories	244,000	230,000
Prepaid expenses and other	1,808,000	1,705,000
Receivable from Dover Downs Gaming & Entertainment, Inc.	9,000	—
Deferred income taxes	193,000	517,000

Total current assets	5,487,000	5,771,000
Property and equipment, net	152,502,000	221,005,000
Restricted cash	3,684,000	3,200,000
Other assets, net	1,261,000	963,000
Goodwill	—	2,487,000

Total assets	$162,934,000	$233,426,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,938,000	$1,477,000
Accrued liabilities	3,400,000	5,421,000
Payable to Dover Downs Gaming & Entertainment, Inc.	—	15,000
Income taxes payable	478,000	290,000
Current portion of bonds payable	695,000	875,000
Deferred revenue	10,008,000	9,522,000
Current liabilities of discontinued operation	—	144,000

Total current liabilities	16,519,000	17,744,000
Revolving line of credit	39,000,000	49,100,000
Bonds payable	4,211,000	4,903,000
Liability for pension benefits	771,000	—
Other liabilities	—	42,000
Deferred income taxes	28,173,000	48,360,000

Total liabilities	88,674,000	120,149,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,354,584 and 16,496,770, respectively	1,635,000	1,650,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,764,975 and 19,918,225, respectively	1,977,000	1,992,000
Additional paid-in capital	99,412,000	101,757,000
(Accumulated deficit) retained earnings	(28,071,000)	9,453,000
Accumulated other comprehensive loss	(693,000)	(737,000)
Deferred compensation	—	(838,000)

Total stockholders’ equity	74,260,000	113,277,000

Total liabilities and stockholders’ equity	$162,934,000	$233,426,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Operating activities:
Net (loss) earnings	$(35,345,000)	$4,576,000	$2,440,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	8,726,000	9,433,000	9,198,000
Amortization and write-off of credit facility fees	186,000	167,000	275,000
Stock-based compensation	411,000	200,000	51,000
Deferred income taxes	(19,890,000)	2,473,000	2,595,000
Impairment charges	64,618,000	—	—
Tax benefit of options exercised	—	—	6,000
Loss on extinguishment of debt	—	3,174,000	—
(Earnings) loss from discontinued operation, net	—	(601,000)	1,327,000
Changes in assets and liabilities:
Accounts receivable	(569,000)	(30,000)	(576,000)
Inventories	(14,000)	(22,000)	7,000
Prepaid expenses and other	38,000	62,000	(411,000)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(24,000)	13,000	98,000
Accounts payable	461,000	(421,000)	(1,388,000)
Accrued liabilities	(1,703,000)	(330,000)	983,000
Income taxes payable/receivable	186,000	(34,000)	2,900,000
Deferred revenue	486,000	216,000	95,000
Other liabilities	(42,000)	(22,000)	(21,000)

Net cash provided by operating activities of continuing operations	17,525,000	18,854,000	17,579,000

Net cash (used in) provided by operating activities of discontinued operation	(144,000)	(1,470,000)	2,675,000

Investing activities:
Capital expenditures	(6,331,000)	(8,675,000)	(4,826,000)
Restricted cash	(484,000)	371,000	(138,000)
Proceeds from the sale of corporate aircraft, net	4,098,000	—	—
Proceeds from the sale of discontinued operation, net	—	15,132,000	—

Net cash (used in) provided by investing activities of continuing operations	(2,717,000)	6,828,000	(4,964,000)

Net cash used in investing activities of discontinued operation	—	(178,000)	(93,000)

Financing activities:
Borrowings from revolving line of credit	37,900,000	84,800,000	73,895,000
Repayments on revolving line of credit	(48,000,000)	(62,700,000)	(89,940,000)
Repayments of bonds payable	(872,000)	(803,000)	(743,000)
Dividends paid	(2,179,000)	(1,957,000)	(1,605,000)
Extinguishment of long-term debt	—	(14,587,000)	—
Repurchase of common stock	(1,954,000)	(28,562,000)	—
Proceeds from stock options exercised	—	764,000	319,000
Credit facility origination and amendment fees	(220,000)	(170,000)	(337,000)
Excess tax benefit on stock awards	16,000	—	—
Other	(10,000)	—	—

Net cash used in financing activities of continuing operations	(15,319,000)	(23,215,000)	(18,411,000)

Net (decrease) increase in cash and cash equivalents	(655,000)	819,000	(3,214,000)
Cash and cash equivalents, beginning of year	953,000	134,000	3,348,000

Cash and cash equivalents, end of year	$298,000	$953,000	$134,000

Supplemental information:
Interest paid	$4,004,000	$3,722,000	$3,494,000

Income tax payments/(refunds), net	$2,209,000	$1,975,000	$(6,962,000)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us,” and “our” mean Dover Motorsports, Inc. and one or more of its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we promoted 15 major events during 2006 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway in Dover, Delaware; Gateway International Raceway near St. Louis, Missouri; Memphis Motorsports Park in Memphis, Tennessee; and Nashville Superspeedway near Nashville, Tennessee.

In 2006, we promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA national events.

Additionally, we promoted a NASCAR Busch East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

NOTE 2 – Impairment Charges

Approximately one-third of our revenues are derived from the broadcast rights received through the arrangements that NASCAR has made with various broadcast media. In October of 2006, NASCAR informed us of the amount of live broadcast revenue the industry expects to receive for each of the eight years beginning with the 2007 season under agreements that NASCAR has reached with its various broadcast partners.

NASCAR has informed us that industry live broadcast revenue in 2007 will be $505,000,000 for the NASCAR NEXTEL Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the new eight-year contract is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR will allocate the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR NEXTEL Cup Series; $29,037,500 or 5.75% to the NASCAR Busch Series; and $2,525,000 or 0.50% to the NASCAR Craftsman Truck Series. The allocation for 2007 is not significantly different than it was for the six years in the prior contract which was 95% to the NEXTEL Cup Series and 5% to the Busch Series. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR NEXTEL Cup Series to the NASCAR Busch Series. The cash flows of our three Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Busch Series. Because the allocation of live broadcast revenue for the NASCAR Busch Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

If the carrying amount of the asset exceeds its fair value, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value of the asset is determined primarily by the estimated fair market values derived from outside independent valuations of the assets. The valuation methodology employed by the outside valuation consultants consisted of the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. The long-lived assets deemed to be impaired consisted of track facilities. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Busch series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$73,670,000	$57,500,000	$16,170,000
Memphis	20,582,000	12,700,000	7,882,000
Gateway	54,557,000	17,200,000	37,357,000

Total	$148,809,000	$87,400,000	$61,409,000

We account for goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Based on the factors noted above related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with our Midwest operations. As a result of this analysis, we also recorded a non-cash impairment charge of $2,487,000 in the third quarter of 2006 to write-down to zero the carrying value of our goodwill.

Additionally, in October 2006 we authorized the sale of our corporate aircraft. We entered into an agreement of sale on October 27, 2006 that indicated that the fair value of the aircraft was less than its carrying value of $4,792,000. As a result, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006. The sale was completed in December 2006 and resulted in an additional loss on disposal of $18,000. Net proceeds from the sale were $4,098,000.

NOTE 3 – Discontinued Operation

In June of 2005, we completed the sale of substantially all of the assets used by our wholly owned subsidiary Midwest Racing, Inc. formerly known as Grand Prix Association of Long Beach, Inc. (“Midwest Racing”) for $15,132,000, net of transaction costs, resulting in a pre-tax gain on the sale of $5,143,000. These assets were used to promote Midwest Racing’s temporary circuit motorsports events and in its grandstand rental business. In accordance with FASB Statement No. 144, the results of operations for all of Midwest Racing’s temporary circuit motorsports events and its grandstand rental business are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

	Years Ended December 31,
	2005	2004
Revenues	$8,096,000	$9,429,000
Loss from operations before income taxes	$(968,000)	$(2,065,000)
Income tax benefit on operations	$338,000	$738,000
Gain on sale, net of income taxes of $3,912,000	$1,231,000	$—
Earnings (loss) from discontinued operation	$601,000	$(1,327,000)

The assets sold of Midwest Racing included goodwill of $6,034,000.

The major classes of liabilities of the discontinued operation in the balance sheet are as follows:

December 31, 2005
Accounts payable	$35,000
Accrued liabilities	109,000

Current liabilities of discontinued operation	$144,000

As a result of the sale, we no longer promote temporary circuit motorsports events and are no longer in the grandstand rental business.

NOTE 4 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash and cash equivalents—We consider as cash equivalents all highly-liquid investments with an original maturity of three months or less.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

Inventories—Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 7 – Long-Term Debt and NOTE 11 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	5-10 years

Impairment of long-lived assets—We evaluate our long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, we project undiscounted net future cash flows expected to be generated by the asset over the remaining life of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. See NOTE 2 – Impairment Charges for further discussion.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the year ended December 31, 2006, we incurred $4,115,000 of interest cost, of which $57,000 was capitalized. No interest was capitalized during the years ended December 31, 2005 and 2004.

Income taxes—Deferred income taxes are provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Accumulated other comprehensive income (loss)—The accumulated other comprehensive loss, net of income taxes, as of December 31, 2006 consists of the net actuarial loss and prior service cost associated with our pension plans that have not yet been recognized as components of net periodic benefit cost of $798,000, partially offset by the market value of our interest rate swap of $105,000. The accumulated other comprehensive loss, net of income taxes, as of December 31, 2005 consists solely of our minimum pension liability.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and ancillary rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,207,000, $1,438,000 and $1,323,000 of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

We derive a substantial portion of our motorsports revenues from admissions and event-related revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in June and September.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

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

Advertising expenses were $2,755,000, $2,879,000 and $2,702,000 in 2006, 2005 and 2004, respectively.

Net (loss) earnings per share—Weighted average shares used in computing basic and diluted net (loss) earnings per common share (“EPS”) are as follows:

	Years ended December 31,
	2006	2005	2004
Basic EPS	35,994,000	38,913,000	40,024,000
Effect of dilutive securities	—	174,000	32,000

Diluted EPS	35,994,000	39,087,000	40,056,000

Dilutive securities include stock options and nonvested stock awards.

For the year ended December 31, 2006, options to purchase 804,596 shares of common stock were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the year ended December 31, 2006, 266,200 shares of nonvested stock awards were not included in the computation of diluted EPS as they would also have been anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, options to purchase approximately 303,000, 378,000 and 1,036,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock-based compensation—Prior to January 1, 2006, we accounted for our stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which we recognized compensation expense for our nonvested stock awards over the vesting period equal to the fair market value of the stock on the grant date. We were not required to recognize compensation expense related to our stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment. Statement No. 123R revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 and related interpretations. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services. We adopted Statement No. 123R using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We calculate compensation expense for our stock options based upon the fair value at the grant date using the Black-Scholes option pricing model. The modified prospective approach does not allow for the restatement of prior period amounts.

Prior to the adoption of Statement No. 123R, we presented all tax benefits of deductions resulting from the vesting of nonvested stock awards and exercise of stock options as tax benefit of stock options exercised within operating cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The adoption of Statement No. 123R had an immaterial effect on cash flows for the year ended December 31, 2006.

We recorded total stock-based compensation expense of $411,000, $200,000 and $51,000 as general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively. Total stock-based compensation expense of $1,116,000 and $667,000 would have been recorded as general and administrative expenses for the years ended December 31, 2005 and 2004, had we been subject to reporting under Statement No. 123R during that period. Our loss from continuing operations before income tax benefit and net loss for the year ended December 31, 2006 were $177,000 lower than they would have been pursuant to our previous accounting method for stock-based compensation, respectively. We recorded income tax benefits of $95,000, $82,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to our nonvested stock awards. The adoption of Statement No. 123R had no impact on basic and diluted earnings per share for the year ended December 31, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if we had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Years ended December 31,
	2005	2004
Net earnings, as reported	$4,576,000	$2,440,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	118,000	30,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,034,000)	(646,000)

Pro forma net earnings	$3,660,000	$1,824,000

Net earnings per common share:
Basic – as reported	$0.12	$0.06
Basic – pro forma	$0.09	$0.05

Diluted – as reported	$0.12	$0.06
Diluted – pro forma	$0.09	$0.05

On December 12, 2005, the Compensation and Stock Incentive Committee of our Board of Directors approved the accelerated vesting of unvested stock options held by our employees with an exercise price of $7.00 or higher, excluding those held by our President and Chief Executive Officer. This accelerated vesting affected options for approximately 104,000 shares of our common stock, all of which had an exercise price in excess of the market price at the time. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense upon our adoption of FASB Statement No. 123R. As a result of the acceleration, we included $430,000 of additional compensation expense in our 2005 pro forma net earnings above which we would have expensed over the course of the original vesting periods had we not accelerated the vesting. Approximately, $184,000 of such compensation expense was avoided in 2006.

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

Segment information—We account for our operating segment in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, we report information under a single motorsports segment.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

In June 2006, the EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of EITF 06-3, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. We adopted EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 did not have an impact on our consolidated financial statements.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt Statement No. 157 as of January 1, 2008. The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of our benefit plans and the disclosure requirements are effective for our year ended December 31, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As a result of adopting Statement No. 158, we decreased our prepaid pension assets by $1,071,000, decreased our intangible assets by $77,000 and increased our pension liability by $199,000, which resulted in us recording an accumulated other comprehensive loss of $1,347,000 ($798,000 after income tax benefit) in our December 31, 2006 consolidated balance sheet. Additionally, we reclassified $771,000 of our $782,000 pension liability from accrued liabilities (current) to liability for pension benefits (non-current). The adoption of Statement No. 158 did not have an impact on our 2006 consolidated statement of earnings or cash flows. Refer to NOTE 9 – Pension Plans for further discussion.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be recorded. We adopted SAB No. 108 during the quarter ended December 31, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

NOTE 5 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2006	2005
Land	$28,260,000	$32,748,000
Facilities	178,349,000	233,152,000
Furniture, fixtures and equipment	11,759,000	18,010,000
Construction in progress	4,195,000	254,000

	222,563,000	284,164,000
Less accumulated depreciation	(70,061,000)	(63,159,000)

	$152,502,000	$221,005,000

Depreciation expense was $8,684,000, $9,358,000 and $9,113,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2006	2005
Payroll and related items	$770,000	$1,303,000
Real estate taxes	1,024,000	1,275,000
Pension	11,000	895,000
Other	1,595,000	1,948,000

	$3,400,000	$5,421,000

NOTE 7 – Long-Term Debt

Long-term debt consists of the following as of December 31:

	2006	2005
Revolving line of credit	$39,000,000	$49,100,000
SWIDA bonds	4,906,000	5,778,000

	43,906,000	54,878,000
Less current portion	(695,000)	(875,000)

	$43,211,000	$54,003,000

At December 31, 2006, Dover Motorsports, Inc. and all of our wholly owned subsidiaries, as co-borrowers, are parties to a $73,000,000 unsecured revolving credit agreement, as amended effective November 8, 2006, with a bank group that expires July 1, 2008. Provisions of the credit agreement adjust it to $65,000,000 on July 1, 2007. The facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2006, we were in compliance with the terms of the facility.

As a result of recording the non-cash impairment charges for long-lived assets and goodwill, we would not have been in compliance with the minimum tangible net worth covenant as of September 30, 2006, but on November 8, 2006, we amended our credit agreement to reduce the minimum tangible net worth covenant effective for the September 30, 2006 period and for all subsequent periods through the end of the agreement. As a result of the amendment, we were in compliance with the minimum tangible net worth covenant, and remained in compliance with all other covenants, as of September 30, 2006 and through year-end.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $39,000,000 outstanding under the facility at December 31, 2006, at a weighted average interest rate of 6.5%. After consideration of stand-by letters of credit outstanding, borrowings of $10,106,000 were available pursuant to the facility at December 31, 2006. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converts $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, Midwest Racing entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,906,000 was outstanding at December 31, 2006. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”), and the proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2006, $3,684,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at varying rates ranging from 8.75% to 9.25% with an effective rate of approximately 9%. Interest expense related to the SWIDA bonds was $456,000, $1,447,000 and $1,696,000 for the years ended December 31, 2006, 2005 and 2004, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA bonds for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. We wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. An existing stand-by letter of credit was reduced to $1,467,000 as a result of the redemption, which is secured by a trust deed on our facilities in Memphis, Tennessee, and is available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 13 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2006 are as follows: 2007-$695,000; 2008-$39,000,000; 2009-$1,130,000; 2010-$1,235,000; 2011-$1,345,000 and thereafter-$501,000.

NOTE 8 – Income Taxes

The current and deferred income tax benefit (expense) from continuing operations is as follows:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$(8,000)	$(87,000)	$—
State	(2,390,000)	(1,854,000)	(1,704,000)

	(2,398,000)	(1,941,000)	(1,704,000)

Deferred:
Federal	19,476,000	(2,077,000)	(2,057,000)
State	414,000	(394,000)	(286,000)

	19,890,000	(2,471,000)	(2,343,000)

Total income tax benefit (expense)	$17,492,000	$(4,412,000)	$(4,047,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2006	2005	2004
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5%	8.7%	8.3%
Valuation allowance	(5.2)%	8.9%	8.5%
Other	0.8%	—%	—%

Effective income tax rate	33.1%	52.6%	51.8%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2006	2005
Deferred income tax assets:
Accruals not currently deductible for income taxes	$629,000	$674,000
Net operating loss carry-forwards	9,857,000	11,665,000

Total deferred income tax assets	10,486,000	12,339,000

Deferred income tax liabilities:
Depreciation	(31,577,000)	(56,461,000)

	(21,091,000)	(44,122,000)
Valuation allowance	(6,889,000)	(3,721,000)

Net deferred income tax liability	$(27,980,000)	$(47,843,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$193,000	$517,000
Noncurrent deferred income tax liabilities	(28,173,000)	(48,360,000)

	$(27,980,000)	$(47,843,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2026). At December 31, 2006, we have available federal and state net operating loss carryforwards of $1,063,000 and $200,552,000, respectively. Valuation allowances on state net operating loss carryforwards, net of federal tax benefit, increased in 2006, 2005 and 2004 by $3,168,000, $1,350,000 and $338,000, respectively. We believe that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

NOTE 9 – Pension Plan

We maintain a non-contributory tax qualified defined benefit pension plan. All of our full time employees are eligible to participate in the qualified plan. Benefits provided by the Dover Motorsports, Inc. qualified pension plan are based on years of service and employees’ remuneration over their employment period. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheet as of December 31:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5,674,000	$4,532,000
Service cost	374,000	367,000
Interest cost	319,000	294,000
Actuarial (gain) loss	(454,000)	591,000
Benefits paid	(112,000)	(262,000)
Other	—	152,000

Benefit obligation at end of year	5,801,000	5,674,000

Change in plan assets:
Fair value of plan assets at beginning of year	3,946,000	3,106,000
Actual return on plan assets	671,000	273,000
Employer contribution	1,000,000	677,000
Benefits paid	(112,000)	(262,000)
Other	(486,000)	152,000

Fair value of plan assets at end of year	5,019,000	3,946,000

Unfunded status	(782,000)	(1,728,000)
Unrecognized net loss	—	2,041,000
Unrecognized prior service cost	—	174,000

Net amount recognized	$(782,000)	$487,000

The following table presents the amounts recognized in our consolidated balance sheet as of December 31:

	2006	2005
Accrued benefit cost	$(11,000)	$(895,000)
Intangible asset	—	135,000
Deferred income taxes	—	510,000
Liability for pension benefits	(771,000)	—
Accumulated other comprehensive loss	—	737,000

	$(782,000)	$487,000

The accumulated benefit obligation for our pension plans was $5,196,000 and $4,842,000, respectively, as of December 31, 2006 and 2005.

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:

Net actuarial loss	$1,197,000
Prior service cost	150,000

$1,347,000

For the year ending December 31, 2007, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2006:

Actuarial loss	$53,000
Prior service cost	23,000

$76,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $720,000, $659,000 and $0, respectively, as of December 31, 2006 and $5,674,000, $4,842,000 and $3,946,000, respectively, as of December 31, 2005.

We plan to contribute approximately $1,000,000 to our pension plans in 2007.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2007	$99,000
2008	$140,000
2009	$173,000
2010	$188,000
2011	$299,000
2012-2016	$1,996,000

As of December 31, 2004, the actuarial present value of accumulated benefits exceeded plan assets and accrued pension liabilities. As a result, we were required to record an additional minimum pension liability in 2004 that increased pension liabilities by $196,000, decreased intangible assets by $5,000, increased deferred income tax assets by $84,000 and recognized other comprehensive loss of $117,000. In 2005, we were required to record an additional minimum pension liability that increased pension liabilities by $428,000, increased intangible assets by $96,000, increased deferred income tax assets by $122,000 and recognized other comprehensive loss of $210,000. As of December 31, 2006, the assets of the plan exceeded the actuarial present value of accumulated benefits and accrued pension liabilities. As a result, we reversed our minimum pension liability and recognized $1,245,000 ($737,000 after income taxes) as other comprehensive income. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2006	2005	2004
Service cost	$374,000	$367,000	$302,000
Interest cost	319,000	294,000	249,000
Expected return on plan assets	(386,000)	(316,000)	(243,000)
Recognized net actuarial loss	105,000	91,000	92,000
Net amortization	24,000	23,000	23,000

	$436,000	$459,000	$423,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2006, 2005 and 2004, and the actuarial value of the projected benefit obligation at December 31, 2006 and 2005 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2006	2005	2004	2006	2005
Weighted-average discount rate	5.85%	6.25%	6.25%	6.15%	5.85%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	n/a	n/a

For 2006, we assumed a long-term rate of return on plan assets of 9.00%. In developing the 9.00% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

Our pension plan asset allocation at December 31, 2006 and 2005, and target allocation for 2007 are as follows:

	Percentage of Plan Assets		Target Allocation 2007
Asset Category	2006	2005
Equity securities	65%	70%	70%
Debt securities	30%	24%	20%
Other (money market mutual funds)	5%	6%	10%

Total	100%	100%	100%

Our investment goals are to maximize returns subject to specific risk management policies. Our risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. We address diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity and fixed income securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 10 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2003	$1,656	$2,344	$127,783	$5,999	$(410)	$—
Net earnings	—	—	—	2,440	—	—
Dividends paid, $0.04 per share	—	—	—	(1,605)	—	—
Proceeds from stock options exercised	8	—	311	—	—	—
Tax benefit of exercised stock options	—	—	6	—	—	—
Issuance of restricted stock awards	11	—	442	—	—	(453)
Amortization of deferred compensation	—	—	—	—	—	51
Change in minimum pension liability, net of income tax benefit of $77	—	—	—	—	(117)	—
Conversion of Class A common stock to common stock	20	(20)	—	—	—	—

Balance at December 31, 2004	1,695	2,324	128,542	6,834	(527)	(402)
Net earnings	—	—	—	4,576	—	—
Dividends paid, $0.05 per share	—	—	—	(1,957)	—	—
Proceeds from stock options exercised	14	—	750	—	—	—
Issuance of restricted stock awards, net of forfeitures	11	—	625	—	—	(636)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	200
Change in minimum pension liability, net of income tax benefit of $122	—	—	—	—	(210)	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—	—
Repurchase and retirement of common stock	(171)	(231)	(28,160)	—	—	—

Balance at December 31, 2005	1,650	1,992	101,757	9,453	(737)	(838)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(838)	—	—	838
Net loss	—	—	—	(35,345)	—	—
Dividends paid, $0.06 per share	—	—	—	(2,179)	—	—
Issuance of restricted stock awards, net of forfeitures	7	—	(7)	—	—	—
Stock-based compensation	—	—	411	—	—	—
Excess tax benefit on stock awards	—	—	16	—	—	—
Change in fair value of interest rate swap, net of income taxes of $71	—	—	—	—	105	—
Change in minimum pension liability, net of income tax expense of $508	—	—	—	—	737	—
Adoption of FASB Statement No. 158, net of income tax benefit of $549	—	—	—	—	(798)	—
Repurchase and retirement of common stock	(37)	—	(1,917)	—	—	—
Conversion of Class A common stock to common stock	15	(15)	—	—	—	—
Other	—	—	(10)	—	—	—

Balance at December 31, 2006	$1,635	$1,977	$99,412	$(28,071)	$(693)	$—

Holders of common stock have one vote per share and holders of Class A common stock have ten votes per share. There is no cumulative voting. Shares of Class A common stock are convertible at any time into shares of common stock on a share for share basis at the option of the holder thereof. Dividends on Class A common stock cannot exceed dividends on common stock on a per share basis. Dividends on common stock may be paid at a higher rate than dividends on Class A common stock. The terms and conditions of each issue of preferred stock are determined by our Board of Directors. No preferred shares have been issued.

We have adopted a rights plan with respect to our common stock and Class A common stock which includes the distribution of rights to holders of such stock. The rights entitle the holder, upon the occurrence of certain events, to purchase additional stock. The rights are exercisable if a person, company or group acquires 10% or more of the outstanding combined equity of common stock and Class A common stock or engages in a tender offer. We are entitled to redeem each right for $.005.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time. During the year ended December 31, 2006, we purchased and retired 365,393 shares of our outstanding common stock at an average purchase price of $5.23 per share, not including nominal brokerage commissions. At December 31, 2006, we had remaining repurchase authority of 1,634,607 shares.

During the year ended December 31, 2006, we purchased and retired 4,843 shares of our outstanding common stock at an average purchase price of $6.03 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

On August 10, 2005, we commenced a tender offer to purchase up to 1,706,543 shares of our common stock and up to 2,323,019 shares of our Class A common stock at a fixed price of $7.00 per share. The offer expired on September 8, 2005. We purchased 1,706,543 shares of our common stock and 2,311,960 shares of our Class A common stock for $28,518,000, including expenses, in connection with the tender offer.

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 804,596 shares of common stock were outstanding under the 1996 Plan as of December 31, 2006. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. Once the options are exercised, our plan requires that the common stock be held a minimum of one year. Our Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of December 31, 2006, there were 1,212,043 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	917,087	$5.72
Forfeited	(54,000)	$5.72
Expired	(58,491)	$6.63

Outstanding at December 31, 2006	804,596	$5.66	2.6	$210,811

Exercisable at December 31, 2006	627,369	$5.88	2.4	$119,837

No stock options were granted during the three year period ending December 31, 2006. No stock options were exercised during the year ended December 31, 2006. The total intrinsic value of stock options exercised during the years ended December 31, 2005 and 2004 was $151,000 and $41,000, respectively.

Nonvested stock option activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	294,825	$3.27
Vested	(101,598)	$3.77
Forfeited	(16,000)	$2.27

Nonvested at December 31, 2006	177,227	$3.08

The total fair value of stock options vested during the year ended December 31, 2006 was $383,000. We recorded compensation expense of $177,000 related to stock options for the year ended December 31, 2006. As of December 31, 2006, there was $204,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Nonvested restricted stock activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	212,000	$5.01
Granted	120,000	$6.25
Vested	(20,600)	$4.16
Forfeited	(45,200)	$5.57

Nonvested at December 31, 2006	266,200	$5.54

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. The total fair value of shares vested during the year ended December 31, 2006 was $86,000. No shares vested during the years ended December 31, 2005 and 2004. The weighted-average grant-date fair value of nonvested stock awards granted during the years ended December 31, 2006, 2005 and 2004 was $6.25, $5.82 and $4.16, respectively. We recorded compensation expense of $234,000, $200,000 and $51,000 related to nonvested stock awards for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $1,102,000 of total deferred compensation cost related to nonvested stock awards granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 4.4 years.

NOTE 11 – Financial Instruments

At December 31, 2006, there was $39,000,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At December 31, 2006, the interest rate swap had a fair value of $176,000 which is recorded in other long-term assets. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2006.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At December 31, 2006 and 2005, our outstanding SWIDA bonds had carrying values of $4,906,000 and $5,778,000, respectively, and estimated fair values of $6,010,000 and $7,078,000, respectively. The fair values were determined based on recent arms-length transactions.

NOTE 12 – Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,614,000, $1,613,000 and $1,241,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $121,000, $113,000 and $116,000, respectively, to Gaming for the years ended December 31, 2006, 2005 and 2004. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $965,000, $938,000 and $933,000, during the years ended December 31, 2006, 2005 and 2004, respectively. We invoiced Gaming $149,000, $113,000 and $238,000 during 2006, 2005 and 2004, respectively, for tickets purchased to the events and other event related items. As of December 31, 2006 and 2005, our consolidated balance sheet includes a $9,000 receivable from and $15,000 payable to Gaming, respectively, for the aforementioned items. We received payment for the receivable in the first quarter of 2007. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

Use by Gaming of our 5/8-mile harness racing track is under an easement from us which does not require the payment of any rent. Under the terms of the easement, Gaming has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on our property and is on the inside of our one-mile motorsports superspeedway. Gaming’s indoor grandstands are used by us at no charge in connection with our motorsports events. We also lease our principal executive office space from Gaming. Various easements and agreements relative to access, utilities and parking have also been entered into between us and Gaming relative to our respective Dover, Delaware facilities.

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of the voting power of Dover Motorsports, Inc. Mr. Tippie’s voting control with respect to us emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of Dover Motorsports, Inc. and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies and Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies. Mr. Tippie controls in excess of fifty percent of the voting power of Gaming.

In April of 2002, we spun-off our gaming business which was then owned by our subsidiary, Dover Downs Gaming & Entertainment, Inc. On a tax-free basis, we made a pro rata distribution of all of the capital stock of Gaming to our stockholders. Our continuing operations subsequent to the spin-off consist solely of our motorsports activities.

In conjunction with the spin-off of Gaming by us, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. Among these are the Real Property Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.

The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

The Transition Support Services Agreement provides for each of the two companies to provide each other with certain administrative and operational services. The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the companies. The agreement may be terminated in whole or in part 90 days after the request of the party receiving the services or 180 days after the request of the party providing the services.

The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, we:

•	continue to be the sole and exclusive agent for Gaming in all matters relating to the income, franchise, property, sales and use tax liabilities of Gaming;

•

subject to Gaming’s obligation to pay for items relating to its gaming business, bear any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

•	continue to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated state income tax returns; and

•

subject to the right and authority of Gaming to direct us in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Gaming tax adjustment, generally have the powers, in our sole discretion, to contest or compromise any claim or refund on Gaming’s behalf.

NOTE 13 – Commitments and Contingencies

We lease certain land at Gateway with leases expiring at various dates through 2070. We also lease certain land, buildings and equipment at our other facilities with leases expiring at various dates through 2010. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $444,000, $517,000 and $499,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The minimum lease payments due under these leases are as follows:

2007	$ 314,000
2008	$ 221,000
2009	$ 195,000
2010	$ 188,000
2011	$ 170,000
Thereafter	$3,554,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at December 31, 2006. Principal payments range from $500,000 in September 2006 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2006 and 2005, $779,000 and $734,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $8,600,000.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

NOTE 14 – Quarterly Results – (unaudited)

	March 31(a)	June 30(b)	September 30(c)	December 31(d)
Year Ended December 31, 2006
Revenues	$801,000	$45,003,000	$42,441,000	$3,029,000
Operating (loss) earnings	$(6,819,000)	$16,161,000	$(51,888,000)	$(6,328,000)
Net (loss) earnings	$(4,393,000)	$8,329,000	$(34,475,000)	$(4,806,000)
Net (loss) earnings per common share – basic:
Continuing operations	$(0.12)	$0.23	$(0.96)	$(0.13)
Discontinued operation	—	—	—	—

Net (loss) earnings	$(0.12)	$0.23	$(0.96)	$(0.13)

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.12)	$0.23	$(0.96)	$(0.13)
Discontinued operation	—	—	—	—

Net (loss) earnings	$(0.12)	$0.23	$(0.96)	$(0.13)

Year Ended December 31, 2005
Revenues	$3,073,000	$41,854,000	$42,822,000	$3,250,000
Operating (loss) earnings	$(6,604,000)	$15,544,000	$13,676,000	$(7,540,000)
(Loss) earnings from continuing operations	$(3,527,000)	$7,328,000	$6,772,000	$(6,598,000)
(Loss) earnings from discontinued operation	$(355,000)	$956,000	$—	$—
Net (loss) earnings	$(3,882,000)	$8,284,000	$6,772,000	$(6,598,000)
Net (loss) earnings per common share – basic:
Continuing operations	$(0.09)	$0.19	$0.17	$(0.18)
Discontinued operation	(0.01)	0.02	—	—

Net (loss) earnings	$(0.10)	$0.21	$0.17	$(0.18)

Net (loss) earnings per common share – diluted:
Continuing operations	$(0.09)	$0.19	$0.17	$(0.18)
Discontinued operation	(0.01)	0.02	—	—

Net (loss) earnings	$(0.10)	$0.21	$0.17	$(0.18)

(a)	During the first quarter of 2005, we promoted a Busch Series event at our Nashville Superspeedway facility. Due to a change in the NASCAR schedule, this event was promoted during the second quarter of 2006.
(b)	On June 10, 2005, we completed the sale of substantially all of the assets used by our Midwest Racing subsidiary. See NOTE – 3 Discontinued Operation.
(c)	During the third quarter of 2006, we recorded non-cash impairment charges of $64,618,000 related to our long-lived assets and goodwill. See NOTE 2 – Impairment Charges.
(d)	On October 6, 2005, Midwest Racing redeemed outstanding debt which resulted in a $3,174,000 loss on extinguishment. See NOTE 7 – Long-Term Debt.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.