Form 10-Q
period 2007-03-31
DOVER MOTORSPORTS INC
filed 2007-05-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,476,734 shares
Class A Common Stock -	19,764,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Admissions	$87	$85
Event-related	784	690
Broadcasting	—	—
Other	11	26

	882	801

Expenses:
Operating and marketing	2,394	2,218
General and administrative	3,171	3,019
Depreciation and amortization	1,529	2,383

	7,094	7,620

Operating loss	(6,212)	(6,819)

Interest income	43	12
Interest expense	(929)	(1,126)

Loss before income tax benefit	(7,098)	(7,933)

Income tax benefit	3,538	3,540

Net loss	$(3,560)	$(4,393)

Net loss per common share:
Basic	$(0.10)	$(0.12)

Diluted	$(0.10)	$(0.12)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,312	$298
Accounts receivable	5,209	2,935
Inventories	289	244
Prepaid expenses and other	4,550	1,808
Receivable from Dover Downs Gaming & Entertainment, Inc.	55	9
Deferred income taxes	203	193

Total current assets	11,618	5,487

Property and equipment, net	153,986	152,502
Restricted cash	2,590	3,684
Other assets, net	1,175	1,261

Total assets	$169,369	$162,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$838	$1,938
Accrued liabilities	2,635	3,400
Income taxes payable	108	478
Current portion of bonds payable	—	695
Deferred revenue	24,340	10,008

Total current liabilities	27,921	16,519

Revolving line of credit	41,100	39,000
Bonds payable	4,207	4,211
Liability for pension benefits	865	771
Non current income taxes payable	9,109	—
Deferred income taxes	15,957	28,173

Total liabilities	99,159	88,674

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,476,734 and 16,354,584, respectively	1,647	1,635
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,764,975 and 19,764,975, respectively	1,977	1,977
Additional paid-in capital	99,496	99,412
Accumulated deficit	(32,175)	(28,071)
Accumulated other comprehensive loss	(735)	(693)

Total stockholders’ equity	70,210	74,260

Total liabilities and stockholders’ equity	$169,369	$162,934

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(3,560)	$(4,393)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,529	2,383
Amortization of credit facility fees	45	63
Stock-based compensation	124	139
Deferred income taxes	(3,088)	(3,151)
Changes in assets and liabilities:
Accounts receivable	(2,274)	(4,146)
Inventories	(45)	(19)
Prepaid expenses and other	(2,781)	(1,293)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(46)	(4)
Accounts payable	(1,100)	(493)
Accrued liabilities	(765)	(1,965)
Income taxes payable/receivable	(370)	(388)
Deferred revenue	14,332	16,752
Other liabilities	94	(21)

Net cash provided by operating activities of continuing operations	2,095	3,464

Net cash used in operating activities of discontinued operation	—	(41)

Investing activities:
Capital expenditures	(3,004)	(787)
Restricted cash	1,094	1,130

Net cash (used in) provided by investing activities	(1,910)	343

Financing activities:
Borrowings from revolving line of credit	6,300	3,800
Repayments on revolving line of credit	(4,200)	(4,800)
Repayments of bonds payable	(699)	(874)
Dividends paid	(544)	(548)
Repurchase of common stock	(25)	(1,112)
Excess tax expense on stock awards	(3)	—
Other	—	(10)

Net cash provided by (used in) financing activities	829	(3,544)

Net increase in cash and cash equivalents	1,014	222
Cash and cash equivalents, beginning of period	298	953

Cash and cash equivalents, end of period	$1,312	$1,175

Supplemental information:
Interest paid	$925	$1,191

Income taxes paid	$10	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 9, 2007. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we are scheduled to promote 15 major events during 2007 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2007, we are scheduled to promote the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA national events.

Additionally, we are scheduled to promote a NASCAR Busch East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

NOTE 3 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash equivalents and investments—We consider as cash equivalents all highly-liquid investments with an original maturity of three months or less. We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Changes in fair value are reported in other comprehensive income. See NOTE 6 – Stockholders’ Equity and NOTE 7 – Financial Instruments for further discussion.

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 4 – Long-Term Debt and NOTE 7 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $71,559,000 and $70,061,000 as of March 31, 2007 and December 31, 2006, respectively.

Impairment of long-lived assets—We evaluate our long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, we project undiscounted net future cash flows expected to be generated by the asset over the remaining lives of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended March 31, 2007, we incurred $1,000,000 of interest cost, of which $71,000 was capitalized. No interest was capitalized during the three months ended March 31, 2006.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $14,000 and $3,000 of total revenues for the three months ended March 31, 2007 and 2006, respectively.

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

Advertising expenses were $4,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively.

Net loss per share—Weighted average shares used in computing basic and diluted net loss per common share (“EPS”) are as follows:

	Three Months Ended March 31,
	2007	2006
Basic EPS	35,866,000	36,099,000
Effect of dilutive securities	—	—

Diluted EPS	35,866,000	36,099,000

For the three months ended March 31, 2007 and 2006, options to purchase 669,482 and 917,087 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss, 374,800 and 338,000 shares of nonvested stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $124,000 and $139,000 as general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively. We recorded income tax benefits of $38,000 and $34,000 for the three months ended March 31, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions under Statement No. 109 upon initial adoption. We adopted FIN 48 as of January 1, 2007.

As a result of adopting FIN 48, we recorded a liability for unrecognized income tax benefits in the amount of $8,718,000 and recorded a corresponding decrease to deferred income tax liabilities. The unrecognized tax benefits relate to the appropriate period to amortize certain of our assets and do not affect our effective income tax rate or our reported earnings. We estimate that these unrecognized tax benefits would increase by approximately $1,235,000 through 2007.

Effective with our adoption of FIN 48, it is our policy to record interest associated with the underpayment of income taxes within interest expense and to classify related penalties, if any, in general and administrative expenses. As of January 1, 2007, we had $305,000 of accrued interest relating to uncertain tax positions. During the first quarter, accrued interest increased by $86,000. The accrued interest as of March 31, 2007 is included in non current income taxes payable in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of March 31, 2007, federal and Delaware tax years for 2004-2006 are open for examination.

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

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006

Revolving line of credit	$41,100,000	$39,000,000
SWIDA bonds	4,207,000	4,906,000

	45,307,000	43,906,000
Less current portion	—	(695,000)

	$45,307,000	$43,211,000

At March 31, 2007, Dover Motorsports, Inc. and all of our wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement, as amended effective November 8, 2006, with a bank group. The facility provided for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus a margin that varied between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varied between -50 and +25 basis points depending on the leverage ratio, except that the base rate option was not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provided that if we defaulted under any other loan agreement, that would be a default under this credit facility. At March 31, 2007, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,100,000 outstanding under the facility at March 31, 2007, at a weighted average interest rate of 6.6%. After consideration of stand-by letters of credit outstanding, borrowings of $8,006,000 were available pursuant to the facility at March 31, 2007. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months, including those in the amendment discussed below.

On May 1, 2007, we amended our credit agreement to extend its term to July 1, 2011, to maintain a $73,000,000 limit throughout its term and to modify the fixed charge coverage covenant.

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

In 1996, Midwest Racing entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,207,000 was outstanding at March 31, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2007, $2,590,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at varying rates ranging from 9.2% to 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $102,000 and $119,000 for the three months ended March 31, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan. All of our full time employees are eligible to participate in the qualified plan. Benefits provided by our qualified pension plan are based on years of service and employees’ remuneration over their employment period. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$93,000	$107,000
Interest cost	90,000	83,000
Expected return on plan assets	(115,000)	(91,000)
Recognized net actuarial loss	7,000	23,000
Net amortization	15,000	6,000

	$90,000	$128,000

We expect to contribute $1,000,000 to our pension plans during 2007, none of which was contributed during the three-month period ended March 31, 2007. A contribution of $250,000 was made on April 18, 2007.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,635,000	$1,977,000	$99,412,000	$(28,071,000)	$(693,000)
Net loss	—	—	—	(3,560,000)	—
Unrealized gains on available-for-sale securities, net of income tax expense of $4,000	—	—	—	—	6,000
Change in fair value of interest rate swap, net of income tax benefit of $33,000	—	—	—	—	(48,000)
Dividends paid, $0.015 per share	—	—	—	(544,000)	—
Issuance of restricted stock awards, net of forfeitures	13,000	—	(13,000)	—	—
Stock-based compensation	—	—	124,000	—	—
Excess tax benefit on stock awards	—	—	(3,000)	—	—
Repurchases and retirement of common stock	(1,000)	—	(24,000)	—	—

Balance at March 31, 2007	$1,647,000	$1,977,000	$99,496,000	$(32,175,000)	$(735,000)

On April 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.015 per share. The dividend is payable on June 10, 2007 to stockholders of record at the close of business on May 10, 2007.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007. At March 31, 2007, we had remaining repurchase authority of 1,634,607 shares.

During the three months ended March 31, 2007, we purchased and retired 4,850 shares of our outstanding common stock at an average purchase price of $5.15 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares. No purchases were made during the three months ended March 31, 2006.

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,560,000)	$(4,393,000)
Other comprehensive (losses) gains:
Unrealized (loss) gain on interest rate swap, net of income tax benefit (expense) of $33,000 and ($120,000) for the three months ended March 31, 2007 and 2006, respectively	(48,000)	176,000
Unrealized gains on available-for-sale securities, net of income tax expense of $4,000	6,000	—

Comprehensive loss	$(3,602,000)	$(4,217,000)

As of March 31, 2007 and December 31, 2006, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2007	December 31, 2006

Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost	$(798,000)	$(798,000)
Unrealized gain on interest rate swap	57,000	105,000
Accumulated unrealized gains on available-for-sale securities	6,000	—

Accumulated other comprehensive loss	$(735,000)	$(693,000)

NOTE 7 – Financial Instruments

At March 31, 2007, there was $41,100,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The amount of the variable-rate debt designated as the hedged item will equal the amount of the swap over its term. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. At March 31, 2007, the interest rate swap had a fair value of $96,000 which is recorded in other long-term assets. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2007.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At March 31, 2007 and December 31, 2006, we have marketable securities of $496,000 and $486,000, respectively, that are included in other non-current assets. These securities are stated at fair value based on the current market values.

At March 31, 2007 and December 31, 2006, our outstanding SWIDA bonds had carrying values of $4,207,000 and $4,906,000, respectively, and estimated fair values of $5,178,000 and $6,010,000, respectively. The fair values were determined based on arms-length transactions.

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2007 and 2006, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $492,000 and $419,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $48,000 and $26,000, respectively, to Gaming for the three months ended March 31, 2007 and 2006. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $85,000 during the three months ended March 31, 2007 for a skybox suite and tickets purchased to the events. As of March 31, 2007, our consolidated balance sheet includes a $55,000 receivable from Gaming for the aforementioned items. We received payment for the receivable in the second quarter of 2007. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at March 31, 2007. Principal payments range from $600,000 in September 2007 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2007 and December 31, 2006, $578,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable but only in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $8,700,000.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $14,000 and $3,000 of total revenues for the three months ended March 31, 2007 and 2006, respectively.

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

Results of Operations

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Admissions, event-related and broadcasting revenues increased $81,000 in the first quarter of 2007 as compared to the first quarter of 2006. We did not promote any major motorsports events in either quarter. Our revenues for the first quarter of 2007 and 2006 were derived from track rentals and weekly drag-strip events.

Operating and marketing expenses were $2,394,000 in the first quarter of 2007 as compared to $2,218,000 in the first quarter of 2006. The $176,000 increase primarily related to higher payroll and related benefit costs and utility expenses.

General and administrative expenses remained consistent between the first quarter of 2007 and the first quarter of 2006 at $3,171,000 and $3,019,000, respectively.

Depreciation and amortization expense was $1,529,000 in the first quarter of 2007 as compared to $2,383,000 in the first quarter of 2006. The decrease resulted primarily from a reduction in our depreciable asset base from an impairment charge recorded in the third quarter of 2006.

Net interest expense was $886,000 in the first quarter of 2007 as compared to $1,114,000 in the first quarter of 2006. The decrease resulted primarily from lower average outstanding borrowings on our credit facilities during the first quarter of 2007 as compared to the first quarter of 2006.

We reported a loss before income tax benefit of $7,098,000 in the first quarter of 2007 as compared to $7,933,000 in the first quarter of 2006. The loss decreased in 2007 primarily as a result of the aforementioned decrease in depreciation and interest expenses.

Our effective income tax rates for the first quarter of 2007 and 2006 were 49.8% and 44.6%, respectively. The increase in the effective income tax rate from the comparable period in the prior year was due to the impact of a reversal of a tax contingency accrual in 2006 and a change in the estimated annual consolidated pre-tax earnings for 2007 as compared to 2006.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities of continuing operations was $2,095,000 for the three months ended March 31, 2007 as compared to $3,464,000 for the three months ended March 31, 2006. The decrease was primarily due to the timing of invoicing to and receipts from customers and the timing of invoicing from and payments to vendors the most significant of which was the payment of our sanction fee for the Nashville Busch race in March of 2007 as compared to April of 2006

Net cash used in investing activities was $1,910,000 for the three months ended March 31, 2007 as compared to net cash provided by investing activities of $343,000 for the three months ended March 31, 2006. Capital expenditures were $3,004,000 in the first three months of 2007, up from $787,000 in the first three months of 2006. The 2007 additions related primarily to the construction of new luxury skybox suites and the renovation of other fan amenities at our Dover facility. The 2006 additions related primarily to preliminary architectural and engineering work for the new luxury skybox suites.

Net cash provided by financing activities was $829,000 for the three months ended March 31, 2007 as compared to net cash used in financing activities of $3,544,000 for the three months ended March 31, 2006. We had net borrowings on our outstanding line of credit of $2,100,000 in the first three months of 2007 as compared to net repayments of $1,000,000 in the first three months of 2006. We paid $544,000 in cash dividends in the first three months of 2007 as compared to $548,000 in the first three months of 2006. During the first three months of 2007 and 2006, we purchased and retired 4,850 and 215,393 shares of our common stock at an average purchase price of $5.15 and $5.11 per share, respectively, not including nominal brokerage commissions.

On April 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on June 10, 2007 to shareholders of record at the close of business on May 10, 2007.

At March 31, 2007, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement, as amended effective November 8, 2006, with a bank group. The facility provided for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus a margin that varied between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option was not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provided that if we defaulted under any other loan agreement, that would be a default under this credit facility. At March 31, 2007, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,100,000 outstanding under the facility at March 31, 2007, at a weighted average interest rate of 6.6%. After consideration of stand-by letters of credit outstanding, borrowings of $8,006,000 were available pursuant to the facility at March 31, 2007. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months, including those in the amendment discussed below.

On May 1, 2007, we amended our credit agreement to extend its term to July 1, 2011, to maintain a $73,000,000 limit throughout its term and to modify the fixed charge coverage covenant.

Industry-wide live broadcast revenue will be approximately 12% lower in 2007 than it was in 2006. Based on our 2007 sanction agreements with NASCAR, our 2007 live broadcast revenues will be approximately $3,500,000 lower than in 2006, consequently impacting our liquidity in the form of lower cash receipts. Purses payable to NASCAR will be approximately $500,000 lower in 2007 than in 2006.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2007. Based on current business conditions, we expect to spend approximately $9,000,000-$11,000,000 on capital expenditures during 2007. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which $6,400,000 was spent as of March 31, 2007. Additionally, we expect to contribute $1,000,000 to our pension plans in 2007, none of which was contributed during the three months ended March 31, 2007. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2007, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Revolving line of credit	$41,100,000	$—	$41,100,000	$—	$—
SWIDA bonds	4,207,000	—	1,130,000	2,580,000	497,000

Total debt	45,307,000	—	42,230,000	2,580,000	497,000
Estimated interest payments on revolving line of credit	3,390,000	2,034,000	1,356,000	—	—
Interest payments on SWIDA bonds	1,302,000	194,000	726,000	338,000	44,000
Operating leases	4,564,000	236,000	416,000	358,000	3,554,000
Pension contributions	1,000,000	1,000,000	—	—	—

Total contractual cash obligations	$55,563,000	$3,464,000	$44,728,000	$3,276,000	$4,095,000

We have a $73,000,000 revolving line of credit agreement. At March 31, 2007, $41,100,000 was outstanding under the facility.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,207,000 was outstanding at March 31, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2007, $2,590,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at varying rates ranging from 9.2% to 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $102,000 and $119,000 for the three months ended March 31, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2007 and related interest rates.

Although we have no required minimum contribution related to our pension plans for 2007, we expect to contribute approximately $1,000,000 into the plans.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding at March 31, 2007. Principal payments range from $600,000 in September 2007 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2007 and December 31, 2006, $578,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2007, our valuation allowance was $6,975,000, which increased by $86,000 in the first three months of 2007, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We are in negotiations with various potential sponsors for our 2007 events, including title sponsors for our two NASCAR NEXTEL Cup Series events and one NASCAR Busch Series events at Dover International Speedway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $23,500,000 was outstanding on December 31, 2006. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2007 and December 31, 2006, $578,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2006, we paid $1,361,000 into the sales and incremental property tax fund and $1,316,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made under a $23,894,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At March 31, 2007 and December 31, 2006, we have marketable securities of $496,000 and $486,000, respectively. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At March 31, 2007, there was $41,100,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, and decreases to $20,000,000 on November 1, 2007 and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of March 31, 2007, the interest rate swap had a fair value of $96,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $521,000 at March 31, 2007. A decrease in interest rates of one percent would result in the interest rate swap being reported as a liability of approximately $339,000 at March 31, 2007. A change in interest rates will have no impact on the interest expense associated with the $30,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2007 not subject to the interest rate swap would cause a change in total annual interest costs of $111,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2007.

At March 31, 2007, our outstanding balance of the SWIDA bonds had a carrying value of $4,207,000 and an estimated fair value of $5,178,000. The fair value was determined based on arms-length transactions.

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

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 17.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007.

During the three months ended March 31, 2007, we purchased and retired 4,850 shares of our outstanding common stock at an average purchase price of $5.15 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2007 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	4,850	$5.15	—	1,634,607
February 1, 2007 – February 28, 2007	—	—	—	1,634,607
March 1, 2007 – March 31, 2007	—	—	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 25, 2007, John W. Rollins, Jr. and Eugene W. Weaver were re-elected as directors by our stockholders. Directors whose terms of office continued after the meeting were Henry B. Tippie, Denis McGlynn, R. Randall Rollins, Jeffrey W. Rollins Patrick J. Bagley and Kenneth K. Chalmers.

	Votes For	Votes Withheld	Shares Not Voted
Election of John W. Rollins, Jr.	210,705,832	2,300,982	1,119,670
Election of Eugene W. Weaver	210,706,298	2,300,516	1,119,670

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 8 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 4, 2007	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance,
Chief Financial Officer and Director