Form 10-Q
period 2007-09-30
DOVER MOTORSPORTS INC
filed 2007-11-02
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of October 31, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,671,433 shares
Class A Common Stock -	19,564,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Admissions	$17,127	$17,437	$32,974	$34,135
Event-related	11,761	11,497	23,039	24,304
Broadcasting	12,051	13,453	26,563	29,697
Other	12	54	63	109

	40,951	42,441	82,639	88,245

Expenses:
Operating and marketing	24,398	24,095	50,572	49,585
Impairment charges	—	64,618	—	64,618
General and administrative	3,062	3,224	9,368	9,416
Depreciation and amortization	1,616	2,392	4,710	7,172

	29,076	94,329	64,650	130,791

Operating earnings (loss)	11,875	(51,888)	17,989	(42,546)

Interest income	32	28	107	51
Interest expense	(1,153)	(963)	(3,155)	(3,249)

Earnings (loss) before income tax (expense) benefit	10,754	(52,823)	14,941	(45,744)

Income tax (expense) benefit	(5,567)	18,348	(7,721)	15,205

Net earnings (loss)	$5,187	$(34,475)	$7,220	$(30,539)

Net earnings (loss) per common share:
Basic	$0.14	$(0.96)	$0.20	$(0.85)

Diluted	$0.14	$(0.96)	$0.20	$(0.85)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,070	$298
Accounts receivable	10,649	2,935
Inventories	216	244
Prepaid expenses and other	1,766	1,808
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	9
Deferred income taxes	205	193

Total current assets	13,906	5,487
Property and equipment, net	157,854	152,502
Restricted cash	4,068	3,684
Other assets, net	1,079	1,261

Total assets	$176,907	$162,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,089	$1,938
Accrued liabilities	5,706	3,400
Payable to Dover Downs Gaming & Entertainment, Inc.	17	—
Income taxes payable	3,254	478
Current portion of bonds payable	—	695
Deferred revenue	4,639	10,008

Total current liabilities	16,705	16,519
Revolving line of credit	43,500	39,000
Bonds payable	4,208	4,211
Liability for pension benefits	485	771
Other liabilities	795	—
Non current income taxes payable	8,452	—
Deferred income taxes	22,658	28,173

Total liabilities	96,803	88,674

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,671,433 and 16,354,584, respectively	1,667	1,635
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,564,975 and 19,764,975, respectively	1,957	1,977
Additional paid-in capital	99,724	99,412
Accumulated deficit	(22,483)	(28,071)
Accumulated other comprehensive loss	(761)	(693)

Total stockholders’ equity	80,104	74,260

Total liabilities and stockholders’ equity	$176,907	$162,934

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net earnings (loss)	$7,220	$(30,539)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,710	7,172
Amortization of credit facility fees	147	141
Stock-based compensation	370	314
Deferred income taxes	2,971	(18,817)
Impairment charges	—	64,618
Changes in assets and liabilities:
Accounts receivable	(7,714)	(8,920)
Inventories	28	(69)
Prepaid expenses and other	42	78
Accounts payable	1,151	2,222
Accrued liabilities	2,306	799
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	26	17
Income taxes payable/receivable	2,776	1,796
Deferred revenue	(5,369)	(4,619)
Other liabilities	539	(21)

Net cash provided by operating activities of continuing operations	9,203	14,172

Net cash used in operating activities of discontinued operation	—	(41)

Investing activities:
Capital expenditures	(10,012)	(2,970)
Restricted cash	(384)	(1,015)

Net cash used in investing activities	(10,396)	(3,985)

Financing activities:
Borrowings from revolving line of credit	33,300	29,600
Repayments on revolving line of credit	(28,800)	(35,700)
Repayments of bonds payable	(698)	(873)
Dividends paid	(1,632)	(1,637)
Repurchase of common stock	(54)	(1,141)
Credit facility fees	(159)	(161)
Excess tax benefit on stock awards	8	16
Other	—	(10)

Net cash provided by (used in) financing activities	1,965	(9,906)

Net increase in cash and cash equivalents	772	240
Cash and cash equivalents, beginning of period	298	953

Cash and cash equivalents, end of period	$1,070	$1,193

Supplemental information:
Interest paid	$2,711	$3,174

Income taxes paid	$1,652	$1,800

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 9, 2007. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we promoted 15 major events during 2007 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2007, we promoted the following major events:

•	2 NASCAR NEXTEL Cup Series events;

•	6 NASCAR Busch Series, Grand National Division events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA national events.

All of the major events listed above were promoted during the first nine months of 2007, with the exception of a NASCAR Busch Series event at our Memphis facility, which was promoted in October 2007.

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

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 4 – Long-Term Debt and NOTE 7 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $74,644,000 and $70,061,000 as of September 30, 2007 and December 31, 2006, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and nine-month periods ended September 30, 2007, we incurred $1,153,000 and $3,302,000 of interest cost, respectively, of which $147,000 was capitalized. No interest was capitalized during the three or nine-month periods ended September 30, 2006.

Income taxes—Deferred income taxes are provided in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes, and Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

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

During the three and nine-month periods ended September 30, 2007, accrued interest related to FIN 48 increased by $181,000 and $454,000, respectively. The accrued interest as of September 30, 2007 is included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of September 30, 2007, federal and Delaware tax years for 2003 and prior years are no longer subject to examination.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $592,000 and $1,155,000, and $600,000 and $1,073,000 of total revenues for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

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

Advertising expenses were $1,443,000 and $2,915,000, and $1,378,000 and $2,594,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

Net earnings (loss) per common share—Weighted average shares used in computing basic and diluted net earnings (loss) per common share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS	35,879,000	36,003,000	35,874,000	36,033,000
Effect of dilutive securities	162,000	—	115,000	—

Diluted EPS	36,041,000	36,003,000	35,989,000	36,033,000

For the three and nine-month periods ended September 30, 2007, options to purchase 235,871 and 239,204 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. For the three and nine-month periods ended September 30, 2006, options to purchase 847,640 and 886,211 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the Company had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the three and nine-month periods ended September 30, 2006, 283,000 and 307,345 shares of nonvested stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $123,000 and $370,000, and $79,000 and $314,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2007 and 2006, respectively. We recorded income tax benefits of $37,000 and $112,000, and $20,000 and $69,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
Revolving line of credit	$43,500,000	$39,000,000
SWIDA bonds	4,208,000	4,906,000

	47,708,000	43,906,000
Less current portion	—	(695,000)

	$47,708,000	$43,211,000

At September 30, 2007, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2007, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $43,500,000 outstanding under the facility at September 30, 2007, at a weighted average interest rate of 6.8%. After consideration of stand-by letters of credit outstanding, borrowings of $6,198,000 were available pursuant to the facility at September 30, 2007. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converts $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, Midwest Racing entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,208,000 was outstanding at September 30, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2007, $4,068,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at rates of 9.2% and 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $97,000 and $297,000, and $112,000 and $343,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$91,000	$79,000	$276,000	$293,000
Interest cost	93,000	73,000	273,000	239,000
Expected return on plan assets	(108,000)	(102,000)	(338,000)	(284,000)
Recognized net actuarial loss	16,000	30,000	46,000	76,000
Net amortization	5,000	5,000	20,000	17,000

	$97,000	$85,000	$277,000	$341,000

We expect to contribute $1,000,000 to our pension plans during 2007, of which $250,000 and $500,000 was contributed during the three and nine-month periods ended September 30, 2007, respectively. A contribution of $250,000 was made on October 23, 2007.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,635,000	$1,977,000	$99,412,000	$(28,071,000)	$(693,000)
Net earnings	—	—	—	7,220,000	—
Unrealized gains on available-for-sale securities, net of income tax expense of $14,000	—	—	—	—	19,000
Change in fair value of interest rate swap, net of income tax benefit of $87,000	—	—	—	—	(126,000)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $27,000	—	—	—	—	39,000
Dividends paid, $0.045 per share	—	—	—	(1,632,000)	—
Issuance of restricted stock awards, net of forfeitures	13,000	—	(13,000)	—	—
Stock-based compensation	—	—	370,000	—	—
Excess tax benefit on stock awards	—	—	8,000	—	—
Repurchases and retirement of common stock	(1,000)	—	(53,000)	—	—
Conversions of Class A common stock to common stock	20,000	(20,000)	—	—	—

Balance at September 30, 2007	$1,667,000	$1,957,000	$99,724,000	$(22,483,000)	$(761,000)

On October 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.015 per share. The dividend is payable on December 10, 2007 to stockholders of record at the close of business on November 10, 2007.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. During the nine months ended September 30, 2006, we purchased and retired 215,393 shares of our outstanding common stock pursuant to this authorization at an average purchase price of $5.11 per share, not including nominal brokerage commissions. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007. At September 30, 2007, we had remaining repurchase authority of 1,634,607 shares.

During the nine-month period ended September 30, 2007, we purchased and retired 10,151 shares of our outstanding common stock at an average purchase price of $5.35 per share. During the nine-month period ended September 30, 2006, we purchased and retired 4,843 shares of our outstanding common stock at an average purchase price of $6.03 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The components of comprehensive earnings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings (loss)	$5,187,000	$(34,475,000)	$7,220,000	$(30,539,000)
Other comprehensive gains (losses):
Unrealized (loss) gain on interest rate swap, net of income tax benefit (expense) of $94,000 and $87,000, and $141,000 and $(70,000) for the three and nine-month periods ended September 30, 2007 and 2006, respectively	(136,000)	(207,000)	(126,000)	102,000
Unrealized gains on available-for-sale securities, net of income tax expense of $6,000 and $14,000 for the three and nine-month periods ended September 30, 2007 respectively	7,000	—	19,000	—
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $9,000 and $27,000 for the three and nine-month periods ended September 30, 2007, respectively	12,000	—	39,000	—

Comprehensive earnings (loss)	$5,070,000	$(34,682,000)	$7,152,000	$(30,437,000)

As of September 30, 2007 and December 31, 2006, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2007	December 31, 2006
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost	$(759,000)	$(798,000)
Unrealized (loss) gain on interest rate swap	(21,000)	105,000
Accumulated unrealized gains on available-for-sale securities	19,000	—

Accumulated other comprehensive loss	$(761,000)	$(693,000)

NOTE 7 – Financial Instruments

At September 30, 2007, there was $43,500,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, based upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement effectively converting this portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At September 30, 2007, the interest rate swap had a negative fair value of $36,000 which is recorded in other liabilities. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2007.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At September 30, 2007 and December 31, 2006, we have marketable securities of $519,000 and $486,000, respectively, that are included in other non-current assets. These securities are stated at fair value based on the current market values.

At September 30, 2007 and December 31, 2006, our outstanding SWIDA bonds had carrying values of $4,208,000 and $4,906,000, respectively, and estimated fair values of $4,304,000 and $6,010,000, respectively. The fair values were determined through the use of a discounted cash flow methodology applying interest rates available to us for issues with similar terms at September 30, 2007 and based on arms-length transactions at December 31, 2006, respectively.

NOTE 8 – Related Party Transactions

During the three and nine-month periods ended September 30, 2007 and 2006, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $471,000 and $1,429,000, and $396,000 and $1,226,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $30,000 and $132,000, and $22,000 and $95,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2007 and 2006. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2007 and 2006 NASCAR event weekends at Dover International Speedway, Gaming provided certain services for which we were invoiced $598,000 and $1,198,000, and $500,000 and $961,000, during the three and nine-month periods ended September 30, 2007 and 2006, respectively. Additionally, we invoiced Gaming $213,000 and $505,000, and $149,000 and $289,000 during the three and nine-month periods ended September 30, 2007 and 2006, respectively, for a skybox suite, tickets and other services to the events. As of September 30, 2007, our consolidated balance sheet includes a $17,000 payable to Gaming for the aforementioned items. We settled the payable in the fourth quarter of 2007. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at September 30, 2007. Annual principal payments range from $600,000 in September 2007 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2007 and December 31, 2006, $658,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2007, we paid $1,132,000 into the sales and incremental property tax fund and $1,253,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

To the extent that any of the payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that $2,600,000 of tax gross ups could be paid under the agreements in the event the agreements were triggered due to a change of control and this amount has been included in the maximum contingent liability disclosed above. These are estimated maximum tax gross ups and assume that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. However, as we are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered, we have included the full amount of these payments in our calculation.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $592,000 and $1,155,000, and $600,000 and $1,073,000 of total revenues for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

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

Results of Operations

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Admissions revenue was $17,127,000 in the third quarter of 2007 as compared to $17,437,000 in the third quarter of 2006. We promoted seven major events during the third quarter of 2007 and 2006. The majority of the $310,000 decrease resulted from lower admissions revenue at most of the major events we promoted in the third quarter of 2007 as compared to the third quarter of 2006. The decrease in attendance was attributable in part to inclement weather. Partially offsetting this decrease was an increase of $143,000 in admissions revenue resulting from a schedule change. The NASCAR Craftsman Truck Series event that we promoted in the second quarter of 2006 at our Gateway International Raceway facility was held in the third quarter of 2007, while the similar event at our Memphis Motorsports Park facility that we promoted in the third quarter of 2006 was held in the second quarter of 2007.

Event-related revenue was $11,761,000 in the third quarter of 2007 as compared to $11,497,000 in the third quarter of 2006. The majority of the $264,000 increase was a result of higher event-related revenue of $941,000 at our September NASCAR event weekend at the Dover facility and the aforementioned schedule change. These increases were partially offset by decreases in event-related revenues at our Nashville and Gateway facilities in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower corporate sponsorships and hospitality tent rentals and catering.

Broadcasting revenue was $12,051,000 in the third quarter of 2007 as compared to $13,453,000 in the third quarter of 2006. The $1,402,000 decrease resulted primarily from lower television broadcasting rights related to our NASCAR sanctioned events promoted during the third quarter of 2007. Effective for the 2007 race season, NASCAR entered into a new eight-year agreement with its broadcast partners and has announced that the annual average broadcast rights fees under that agreement will be approximately 40% higher than the annual average of the prior six-year agreement. In the early years of the new contract, revenues are lower than the final year of the prior contract. Pursuant to the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL

Cup Series or NASCAR Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue.

Operating and marketing expenses were $24,398,000 in the third quarter of 2007 as compared to $24,095,000 in the third quarter of 2006. The majority of the $303,000 increase was a result of the aforementioned schedule change.

During the third quarter of 2006, we reviewed the long-lived assets of each of our three Midwest facilities for impairment. Based on the results of this analysis, we recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at our Nashville, Memphis and Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and have determined that there is an impairment loss related to the goodwill balance of $2,487,000 that is associated with the Midwest operations. As a result of this analysis, we recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of our goodwill. Additionally, in connection with the sale of our corporate aircraft, we recorded a non-cash impairment charge of $722,000 as of September 30, 2006, to write-down the carrying amount of the aircraft to fair value.

General and administrative expenses were $3,062,000 in the third quarter of 2007 as compared to $3,224,000 in the third quarter of 2006. The $162,000 decrease resulted primarily from lower professional fees, corporate insurance and franchise taxes.

Depreciation and amortization expense was $1,616,000 in the third quarter of 2007 as compared to $2,392,000 in the third quarter of 2006. The decrease resulted primarily from a reduction in our depreciable asset base from an impairment charge recorded in the third quarter of 2006.

Net interest expense was $1,121,000 in the third quarter of 2007 as compared to $935,000 in the third quarter of 2006. The increase resulted primarily from the recording of a $181,000 interest accrual in accordance with FIN 48.

Earnings before income taxes were $10,754,000 in the third quarter of 2007 as compared to a loss of $52,823,000 in the third quarter of 2006. Excluding the non-cash impairment charges, our adjusted earnings before income tax expense were $11,795,000 in the third quarter of 2006.

Loss from continuing operations before income tax benefit	$(52,823,000)
Non-cash impairment charges	64,618,000

Adjusted earnings from continuing operations before income tax expense	$11,795,000

Our earnings before income taxes for the third quarter of 2007 were lower than our adjusted earnings before income tax expense from the same period in the prior year as a result of lower admissions and broadcasting revenues and higher operating and interest expenses as discussed above. These reductions to earnings were partially offset by higher event-related revenue and lower general and administrative and depreciation and amortization expenses.

Our effective income tax rates for the third quarter of 2007 and 2006 were 51.8% and 34.7%, respectively. The increase in the effective income tax rate from the comparable period in the prior year was due to the fact that the recording of the non-cash impairment charges during the third quarter of 2006 resulted in minimal state income tax benefit based upon the valuation allowances that we had recorded in connection with state net operating loss carryforwards and the impact of a reversal of a tax contingency accrual in 2006.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Admissions revenue was $32,974,000 in the first nine months of 2007 as compared to $34,135,000 in the first nine months of 2006. We promoted fourteen major events during the first nine months of 2007 and 2006. The majority of the $1,161,000 decrease resulted from lower admissions revenue at most of the major events we promoted in the first nine months of 2007 as compared to the first nine months of 2006. The decrease in attendance was attributable in part to inclement weather.

Event-related revenue was $23,039,000 in the first nine months of 2007 as compared to $24,304,000 in the first nine months of 2006. The $1,265,000 decrease was primarily due to lower sponsorship revenues at our June NASCAR event weekend at Dover International Speedway and reduced revenues overall at the June event as a result of it being postponed one day due to rain. Additionally, event-related revenues at our Nashville and Gateway facilities were lower in the first nine months of 2007 as compared to the first nine months of 2006. These decreases were partially offset by an increase in event-related revenue of $941,000 at our September NASCAR event weekend at the Dover facility.

Broadcasting revenue was $26,563,000 in the first nine months of 2007 as compared to $29,697,000 in the first nine months of 2006. The $3,134,000 decrease resulted primarily from the new television broadcasting rights agreement as discussed above.

Operating and marketing expenses were $50,572,000 in the first nine months of 2007 as compared to $49,585,000 in the first nine months of 2006. The $987,000 increase primarily related to higher operating and marketing expenses at our major motorsports events, most notably a $482,000 increase in advertising and promotions expenses and an increase in wages and benefits for grounds maintenance.

During the third quarter of 2006, the Company reviewed the long-lived assets of each of its three Midwest facilities for impairment and recorded a $64,618,000 non-cash impairment charge as discussed above.

General and administrative expenses remained consistent between the first nine months of 2007 and the first nine months of 2006 at $9,368,000 and $9,416,000, respectively.

Depreciation and amortization expense was $4,710,000 in the first nine months of 2007 as compared to $7,172,000 in the first nine months of 2006. The decrease resulted primarily from a reduction in our depreciable asset base from an impairment charge recorded in the third quarter of 2006.

Net interest expense was $3,048,000 in the first nine months of 2007 as compared to $3,198,000 in the first nine months of 2006. The decrease in interest expense associated with our revolving line of credit and bonds payable of $548,000, which resulted primarily from lower average outstanding borrowings on our credit facilities during the first nine months of 2007 as compared to the first nine months of 2006, was partially offset by the recording of a $454,000 interest accrual in accordance with FIN 48.

Earnings before income taxes were $14,941,000 in the first nine months of 2007 as compared to a loss of $45,744,000 in the first nine months of 2006. Excluding the non-cash impairment charges, our adjusted earnings before income tax expense were $18,874,000 in the first nine months of 2006.

Loss from continuing operations before income tax benefit	$(45,744,000)
Non-cash impairment charges	64,618,000

Adjusted earnings from continuing operations before income tax expense	$18,874,000

Our earnings before income tax expense for the first nine months of 2007 were lower than our adjusted earnings before income tax expense from the same period in the prior year as a result of lower admissions, event-related revenue and broadcasting revenues and higher operating expenses as discussed above. These reductions to earnings were partially offset by lower depreciation and amortization expenses.

Our effective income tax rates for the first nine months of 2007 and 2006 were 51.7% and 33.2%, respectively. The increase in the effective income tax rate from the comparable period in the prior year was due to the fact that the recording of the non-cash impairment charges during the third quarter of 2006 resulted in minimal state income tax benefit based upon the valuation allowances that we had recorded in connection with state net operating loss carryforwards and the impact of a reversal of a tax contingency accrual in 2006.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities of continuing operations was $9,203,000 for the nine months ended September 30, 2007 as compared to $14,172,000 for the nine months ended September 30, 2006. The decrease was primarily due to the decrease in our net earnings for the nine months ended September 30, 2007 as compared to our net earnings before impairment charges for the nine months ended September 30, 2006.

Net cash used in investing activities was $10,396,000 for the nine months ended September 30, 2007 as compared to $3,985,000 for the nine months ended September 30, 2006. Capital expenditures were $10,012,000 in the first nine months of 2007, up from $2,970,000 in the first nine months of 2006. The 2007 additions related primarily to the construction of new luxury skybox suites and the renovation of other fan amenities at our Dover facility. The 2006 additions related primarily to preliminary architectural and engineering work for the new luxury skybox suites and the renovation of other fan amenities at the Dover facility.

Net cash provided by financing activities was $1,965,000 for the nine months ended September 30, 2007 as compared to net cash used in financing activities of $9,906,000 for the nine months ended September 30, 2006. We had net borrowings on our outstanding line of credit of $4,500,000 in the first nine months of 2007 as compared to net repayments of $6,100,000 in the first nine months of 2006. We paid $1,632,000 in cash dividends in the first nine months of 2007 as compared to $1,637,000 in the first nine months of 2006. During the first nine months of 2007 and 2006, we purchased and retired 10,151 and 220,236 shares of our common stock at an average purchase price of $5.35 and $5.13 per share, respectively, not including nominal brokerage commissions.

On October 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2007 to shareholders of record at the close of business on November 10, 2007.

At September 30, 2007, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varied between 125 and 200 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2007, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $43,500,000 outstanding under the facility at September 30, 2007, at a weighted average interest rate of 6.8%. After consideration of stand-by letters of credit outstanding, borrowings of $6,198,000 were available pursuant to the facility at September 30, 2007. On October 23, 2007, the Company received approximately $6,800,000 from NASCAR related to television broadcast rights fees in connection with its September NASCAR event weekend at Dover International Speedway, the majority of which was used to pay down amounts outstanding on our line of credit. Based on operating results to date and projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2007. Based on current business conditions, we expect to spend approximately $1,000,000 on capital expenditures during the remainder of 2007. These expenditures primarily relate to the construction of new luxury skybox suites and renovations to existing skybox suites at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which approximately $12,200,000 was spent as of September 30, 2007. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute $1,000,000 to our pension plans in 2007, of which $500,000 was contributed during the nine months ended September 30, 2007. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At September 30, 2007, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Revolving line of credit	$43,500,000	$—	$—	$43,500,000	$—
SWIDA bonds	4,208,000	—	1,130,000	2,580,000	498,000

Total debt	47,708,000	—	1,130,000	46,080,000	498,000
Estimated interest payments on revolving line of credit	11,027,000	735,000	5,881,000	4,411,000	—
Interest payments on SWIDA bonds	1,108,000	—	726,000	338,000	44,000
Operating leases	4,595,000	98,000	557,000	377,000	3,563,000
Pension contributions	500,000	500,000	—	—	—

Total contractual cash obligations	$64,938,000	$1,333,000	$8,294,000	$51,206,000	$4,105,000

We have a $73,000,000 revolving line of credit agreement. At September 30, 2007, $43,500,000 was outstanding under the facility.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,208,000 was outstanding at September 30, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2014.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2007, $4,068,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at rates of 9.2% and 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $97,000 and $297,000, and $112,000 and $343,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2007 and related interest rates.

Although we have no required minimum contribution related to our pension plans for 2007, we expect to contribute approximately $1,000,000 into the plans, of which $500,000 was contributed in the first nine months of 2007.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at September 30, 2007. Annual principal payments range from $600,000 in September 2007 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2007 and December 31, 2006, $658,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2007, we paid $1,132,000 into the sales and incremental property tax fund and $1,253,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2007, our valuation allowance was $7,225,000, which increased by $336,000 in the first nine months of 2007, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding on September 30, 2007. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2007 and December 31, 2006, $658,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2007, we paid $1,132,000 into the sales and incremental property tax fund and $1,253,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made under a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2007 and December 31, 2006, we have marketable securities of $519,000 and $486,000, respectively. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At September 30, 2007, there was $43,500,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a

$37,500,000 interest rate swap agreement effectively converting this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of September 30, 2007, the interest rate swap had a negative fair value of $36,000. An increase in interest rates of one percent would result in the interest rate swap having a value of approximately $248,000 at September 30, 2007. A decrease in interest rates of one percent would result in the interest rate swap being reported as a liability of approximately $331,000 at September 30, 2007. A change in interest rates will have no impact on the interest expense associated with the $30,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2007 not subject to the interest rate swap would cause a change in total annual interest costs of $135,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2007.

At September 30, 2007, our outstanding balance of the SWIDA bonds had a carrying value of $4,208,000 and an estimated fair value of $4,304,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates available to us for issues with similar terms at September 30, 2007 and based on arms-length transactions at December 31, 2006, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,900,000 was outstanding at September 30, 2007. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant change in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended September 30, 2007.

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

DATED: November 2, 2007	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Patrick J. Bagley
Patrick J. Bagley
Senior Vice President-Finance, Chief Financial Officer and Director