Form 10-K
period 2007-12-31
DOVER MOTORSPORTS INC
filed 2008-03-07
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $86,951,280 as of June 30, 2007 (the last day of our most recently completed second quarter).

As of February 29, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,843,988 shares
Class A Common Stock -	19,514,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2008 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

In 2007, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events (formerly known as NEXTEL Cup Series events);
•	6 NASCAR Nationwide Series events (formerly known as Busch Series, Grand National Division events);
•	4 NASCAR Craftsman Truck Series events;
•	1 IRL event; and
•	2 NHRA events.

Additionally, we promoted a NASCAR Busch East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

We generate revenues primarily from the following sources:

•	ticket sales;
•	rights fees obtained for television and radio broadcasts of our events and ancillary rights fees;
•	sponsorship payments;
•	luxury suite rentals;
•	hospitality tent rentals and catering;
•	concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities;
•	expo space rentals; and
•	track rentals and other event-related revenues.

We began our motorsports operations in 1969 in Dover, Delaware. Our predecessor, Dover Downs, Inc., was also engaged in harness horse racing operations and later ran our other gaming operations. As a result of several restructurings, our operations were segregated into two main operating subsidiaries — Dover International Speedway, Inc., incorporated in 1994, encompassed our motorsports operations, and Dover Downs, Inc., incorporated in 1967, conducted our gaming operations.

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

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 39 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit and one race is in the Craftsman Truck Series racing circuit. Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2008.

Each of the NASCAR Nationwide Series events and the Craftsman Truck Series event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year. Additionally, it is one of only eight tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.

Dover International Speedway, widely known as “the Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 135,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events. The superspeedway facility also features the Monster Bridge® which debuted at our June 2004 NASCAR event weekend. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted three major events in 2007 — a NASCAR Nationwide Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course.

The auto racing facility includes a 1.25-mile paved oval track with 54,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted three major events in 2007 — a NASCAR Nationwide Series event, a NASCAR Craftsman Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 20,000 permanent seats and a nationally renowned drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway – a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Nationwide Series events, a NASCAR Craftsman Truck Series event, an IRL event and other regional and national touring events during the 2007 season.

Agreements with NASCAR

Sanction agreements are entered into with NASCAR on an annual basis. Pursuant to the typical NASCAR sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition. The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services. NASCAR conducts the competition, arranges for the drivers, and has sole control over the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter. NASCAR also has exclusive rights to exploit live broadcast and certain broadcast and intellectual property rights (“ancillary rights”) related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs. The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue contracted for by NASCAR. The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2008. Our business is substantially dependent on these two agreements. The economic terms of these two agreements are as follows: Total purse and sanction fee to be paid – $6,029,000 for the June event and $5,434,000 for the September event. Estimated live broadcast revenue to be received – $11,949,000 for the June event and $9,896,000 for the September event. Live broadcast revenue figures are based on the assumption that all events on the 2008 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR. Dover International Speedway is also entitled to share, along with other promoters, in income which NASCAR derives from certain ancillary rights. Revenue for such rights attributable to Dover International Speedway’s 2007 NASCAR Sprint Cup Series competitions amounted to approximately $1,000,000 and we reasonably anticipate that we will receive no less than this amount for our 2008 events.

Our other tracks have also entered into sanction agreements with NASCAR for the 2008 season. We enter into these and other sanction agreements in the ordinary course of our business. The following is a list of sanction agreements that we have with NASCAR for 2008:

Subsidiary	Event	Date
Dover International Speedway, Inc.	NASCAR Sprint Cup Series	June 1, 2008
	NASCAR Nationwide Series	May 31, 2008
	NASCAR Craftsman Truck Series	May 30, 2008
	NASCAR Sprint Cup Series	September 21, 2008
	NASCAR Nationwide Series	September 20, 2008
	NASCAR Busch East Series	September 19, 2008

Nashville Speedway, USA, Inc.	NASCAR Nationwide Series	March 22, 2008
	NASCAR Nationwide Series	June 7, 2008
	NASCAR Craftsman Truck Series	August 9, 2008

Subsidiary	Event	Date
Memphis International Motorsports Corporation	NASCAR Nationwide Series	October 25, 2008
	NASCAR Craftsman Truck Series	June 28, 2008

Gateway International Motorsports Corporation	NASCAR Nationwide Series	July 19, 2008
	NASCAR Craftsman Truck Series	September 6, 2008

Impairment Charges Recorded in 2006

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

Industry live broadcast revenue in 2007 was approximately $505,000,000 for the NASCAR Sprint Cup Series, NASCAR Nationwide Series and NASCAR Craftsman Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the eight-year contract from 2007 through 2014 is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR allocated the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR Sprint Cup Series; $29,037,500 or 5.75% to the NASCAR Nationwide Series; and $2,525,000 or 0.50% to the NASCAR Craftsman Truck Series. The allocation for 2007 was not significantly different than it was for the six years in the prior contract. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR Sprint Cup Series to the NASCAR Nationwide Series. The cash flows of our three Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Nationwide Series. Because the allocation of live broadcast revenue for the NASCAR Nationwide Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets was determined primarily by the estimated fair market values of the assets. The valuation methodology employed consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements. The long-lived assets deemed to be impaired consisted of track facilities. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. These facilities generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Nationwide series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges in 2006 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

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

Additionally, on October 27, 2006 we sold our corporate aircraft. Since the fair value of the aircraft was less than its carrying value of $4,792,000, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006. Net proceeds from the sale were $4,098,000.

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

Seasonality

We derive a substantial portion of our total revenues from admissions, television broadcast rights and other event-related revenue attributable to major motorsports events held from March through October. As a result, our business is highly seasonal.

Employees

As of December 31, 2007, we had approximately 136 full-time employees and 9 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

We have not received any written comments that were issued more than 180 days before December 31, 2007, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Gateway International Raceway

Gateway International Raceway is located on approximately 306 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. We own approximately 149 acres and have three long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 157 additional acres. We have granted a first mortgage lien on all the real property owned and a security interest in all property we lease at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on our remaining $4.2 million of SWIDA bonds.

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

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,400 acres of land we own in Wilson County and Rutherford County, Tennessee.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Gateway International Raceway,” “Memphis Motorsports Park,” “Gateway Motorsports Club,” “Gateway Guy,” “Music City Motorsports Club,” “Monster Mile,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” “Miles the Monster,” “Take a Kid to the Races.” We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs. Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 29, 2008, there were 16,843,988 shares of common stock and 19,514,975 shares of Class A common stock outstanding. There were 1,103 holders of record for common stock and 13 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2007 and 2006 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2007	$6.89	$6.22	$0.015
September 30, 2007	$6.50	$5.27	$0.015
June 30, 2007	$6.40	$5.22	$0.015
March 31, 2007	$5.60	$5.10	$0.015

December 31, 2006	$5.65	$5.00	$0.015
September 30, 2006	$6.06	$5.19	$0.015
June 30, 2006	$6.43	$5.42	$0.015
March 31, 2006	$6.50	$4.68	$0.015

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time. No repurchases were made in the fourth quarter of 2007 and we had remaining purchase authority of 1,634,607 shares.

Common Stock Performance

The graph below compares the cumulative total return of the following:

•	our Common Stock;

•	the S&P Composite 500 Index; and

•	an index of peer companies.

The peer index we selected consists of the following companies engaged in the motorsports business: Dover Motorsports, Inc., Speedway Motorsports, Inc. and International Speedway Corporation. The graph assumes that the value of the investment in our common stock and each index was 100 at December 31, 2002 and all dividends were reinvested. The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DOVER MOTORSPORTS, INC., THE S & P 500 INDEX AND A PEER GROUP

*	$100 invested on December 31, 2002 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$86,052	$91,274	$90,999	$84,188	$77,544

Expenses:
Operating and marketing	55,621	54,178	52,793	50,164	48,177
Impairment charges (a)	—	64,618	—	—	743
General and administrative	12,571	12,626	13,697	13,585	12,099
Depreciation and amortization	6,369	8,726	9,433	9,198	9,140

	74,561	140,148	75,923	72,947	70,159

Operating earnings (loss)	11,491	(48,874)	15,076	11,241	7,385
Interest expense, net	(4,149)	(3,963)	(3,515)	(3,427)	(5,088)
Loss on extinguishment of debt (b)	—	—	(3,174)	—	—

Earnings (loss) from continuing operations before income tax (expense) benefit	7,342	(52,837)	8,387	7,814	2,297
Income tax (expense) benefit	(3,598)	17,492	(4,412)	(4,047)	(2,273)

Earnings (loss) from continuing operations	$3,744	$(35,345)	$3,975	$3,767	$24

Earnings (loss) per common share from continuing operations:
Basic	$0.10	$(0.98)	$0.10	$0.09	$—

Diluted	$0.10	$(0.98)	$0.10	$0.09	$—

Dividends declared	$0.06	$0.06	$0.05	$0.04	$0.04

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(9,255)	$(11,032)	$(11,973)	$(12,533)	$(5,565)
Property and equipment, net (a)	157,748	152,502	221,005	220,949	225,236
Total assets	167,706	162,934	233,426	248,250	260,815
Long-term debt, less current portion (b)	46,398	43,211	54,003	44,684	61,532
Total stockholders’ equity (c)	76,116	74,260	113,277	138,466	137,372

(a)	We recorded an impairment charge of $743,000 in the fourth quarter of 2003 related to the impairment of long-lived assets.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,240,000, $1,207,000 and $1,438,000 of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Results of Operations

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Admissions revenue was $33,923,000 in 2007 as compared to $35,070,000 in 2006. We promoted fifteen major events during 2007 and 2006. The majority of the $1,147,000 decrease resulted from lower admissions revenue at most of the major events we promoted in 2007 as compared to 2006. The decrease in attendance was attributable in part to inclement weather.

Event-related revenue was $24,786,000 in 2007 as compared to $25,585,000 in 2006. The $799,000 decrease was primarily due to lower sponsorship revenues at our June NASCAR event weekend at Dover International Speedway and reduced revenues overall at the June event as a result of it being postponed one day due to rain. Additionally, event-related revenues at our Nashville and Gateway facilities were lower in 2007 as compared to 2006. These decreases were partially offset by an increase in event-related revenue of $941,000 at our September NASCAR event weekend at the Dover facility.

Broadcasting revenue was $27,272,000 in 2007 as compared to $30,436,000 in 2006. The $3,164,000 decrease resulted primarily from lower television broadcasting rights related to our NASCAR sanctioned events promoted during 2007. Effective for the 2007 race season, NASCAR entered into a new eight-year agreement with its broadcast partners in which the annual average broadcast rights fees under that agreement will be approximately 40% higher than the annual average of the prior six-year agreement. In the early years of the new contract, revenues are lower than the final year of the prior contract. Pursuant to the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Sprint Cup Series or NASCAR Nationwide Series event as a component of its sanction fees and remits the remaining 90% to us as the event promoter, which we record as revenue.

Operating and marketing expenses were $55,621,000 in 2007 as compared to $54,178,000 in 2006. The $1,443,000 increase primarily related to higher operating and marketing expenses at our major motorsports events, most notably a $544,000 increase in advertising and promotions expenses and an increase in wages and benefits for grounds maintenance.

During the third quarter of 2006, we recorded impairment charges of $64,618,000 principally as a result of our review of the long-lived assets of each of our three Midwest facilities for impairment. Based on the results of this analysis, we recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at our Nashville, Memphis and Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 that was associated with the Midwest operations. As a result of this analysis, we recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of our goodwill. Additionally, in connection with the sale of our corporate aircraft, we recorded a non-cash impairment charge of $722,000 as of September 30, 2006, to write-down the carrying amount of the aircraft to fair value.

General and administrative expenses remained consistent between 2007 and 2006 at $12,571,000 and $12,626,000, respectively.

Depreciation and amortization expense was $6,369,000 in 2007 as compared to $8,726,000 in 2006. The decrease resulted primarily from a reduction in our depreciable asset base resulting from an impairment charge recorded in the third quarter of 2006.

Net interest expense was $4,149,000 in 2007 as compared to $3,963,000 in 2006. The increase resulted primarily from the recording of a $645,000 interest accrual for taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, partially offset by a decrease in our average outstanding borrowings.

Earnings before income taxes were $7,342,000 in 2007 as compared to a loss of $52,837,000 in 2006. Excluding the non-cash impairment charges, our adjusted earnings before income tax expense were $11,781,000 in 2006.

Loss from continuing operations before income tax benefit	$(52,837,000)
Non-cash impairment charges	64,618,000

Adjusted earnings from continuing operations before income tax expense	$11,781,000

Our earnings before income tax expense for 2007 were lower than our adjusted earnings before income tax expense from the same period in the prior year as a result of lower admissions, event-related revenue and broadcasting revenues and higher operating expenses as discussed above. These reductions to earnings were partially offset by lower depreciation and amortization expenses.

Our effective income tax rates for 2007 and 2006 were 49.0% and 33.1%, respectively. The increase in the effective income tax rate from the prior year rate was primarily the result of recording a valuation allowance against state tax benefits associated with non-cash impairment charges recorded during 2006.

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

Event-related revenue was $25,585,000 in 2006 as compared to $27,061,000 in 2005. The $1,476,000 decrease was primarily due to the lack of a title sponsor for our September Sprint Cup Series event at Dover International Speedway.

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

During the third quarter of 2006, we recorded impairment charges of $64,618,000 principally as a result of our review of the long-lived assets of each of our three Midwest facilities for impairment. Based on the results of this analysis, we recorded non-cash impairment charges of $16,170,000, $7,882,000 and $37,357,000 to write-down the carrying value of long-lived assets at our Nashville, Memphis and Gateway facilities, respectively, to fair value. Based on the factors related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with the Midwest operations. As a result of this analysis, we recorded a non-cash impairment charge of $2,487,000 to write-down to zero the carrying value of our goodwill. Additionally, we entered into an agreement of sale on October 27, 2006 that indicated that the fair value of our corporate aircraft was less than its carrying value of $4,792,000. As a result, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006 to write-down the carrying amount of our corporate aircraft to fair value.

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

	2006	2005
GAAP (loss) earnings from continuing operations before income taxes	$(52,837,000)	$8,387,000
Non-cash impairment charges	64,618,000	—
Loss on extinguishment of debt	—	3,174,000

Adjusted earnings from continuing operations before income taxes	$11,781,000	$11,561,000

GAAP (loss) earnings from continuing operations	$(35,345,000)	$3,975,000
Non-cash impairment charges, net of income tax benefit of $23,623,000	40,995,000	—
Loss on extinguishment of debt, net of income tax benefit of $1,400,000	—	1,774,000

Adjusted earnings from continuing operations	$5,650,000	$5,749,000

	2006	2005
GAAP (loss) earnings from continuing operations per common share-diluted	$(0.98)	$0.10
Non-cash impairment charges, net of income tax benefit of $0.66	1.14	—
Loss on extinguishment of debt, net of income tax benefit of $0.03	—	0.05

Adjusted earnings from continuing operations per common share-diluted	$0.16	$0.15

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

Our effective income tax rates related to continuing operations for 2006 and 2005 were 33.1% and 52.6%, respectively. The decrease in the effective income tax rate from the comparable period in the prior year was the result of recording a valuation allowance against tax benefits associated with non-cash impairment charges during the third quarter of 2006.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges we recorded in the third quarter of 2006 had no impact on our liquidity for the year ended December 31, 2006. As discussed in NOTE 3 – Impairment Charges of the consolidated financial statements included elsewhere in this document, the cost approach utilized for the valuation of our Midwest facilities long-lived assets assumed that these three facilities will continue to operate as racetracks and that is our present intention. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Nationwide series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Net cash provided by operating activities of continuing operations was $11,569,000 in 2007 as compared to $17,525,000 in 2006. The decrease in 2007 was primarily due to the decrease in net earnings excluding non-cash impairment charges.

Net cash used in investing activities of continuing operations was $11,764,000 in 2007 as compared to $2,717,000 in 2006. Capital expenditures were $11,279,000 in 2007, up from $6,331,000 in 2006, and related primarily to our Monster Makeover project described below. The 2007 additions related primarily to the construction of new luxury skybox suites which were completed in the second quarter of 2007, site paving, construction of a new entranceway, fan zone and medical center to be placed in service in 2008, and the renovation of other fan amenities at our Dover facility. The 2006 additions related primarily to the construction of new luxury skybox suites which were completed in 2007, architectural and engineering work for the new entranceway, fan zone and medical center, and the renovation of other fan amenities at our Dover facility. Proceeds from the sale of our corporate aircraft, net of transaction costs, were $4,098,000 in 2006.

Net cash provided by financing activities of continuing operations was $224,000 in 2007 as compared to net cash used in financing activities of continuing operations of $15,319,000 in 2006. We had net borrowings on our outstanding line of credit of $3,300,000 in 2007 as compared to net repayments of $10,100,000 in 2006. We paid $2,176,000 in cash dividends in 2007 as compared to $2,179,000 in 2006. During 2007 and 2006, we purchased and retired 10,151 and 370,236 shares of our common stock at an average purchase price of $5.35 and $5.24 per share, respectively, not including nominal brokerage commissions.

On January 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on March 10, 2008 to shareholders of record at the close of business on February 10, 2008.

At December 31, 2007, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at December 31, 2007, which decreased to 175 basis points effective February 11, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2007, we were in compliance with the terms of the facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,300,000 outstanding under the facility at December 31, 2007, at a weighted average interest rate of 6.9%. After consideration of stand-by letters of credit outstanding, borrowings of $7,416,000 were available pursuant to the facility at December 31, 2007. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2008. Based on current business conditions, we expect to spend between $7,500,000 and $8,500,000 on capital expenditures during 2008. These expenditures primarily relate to the construction of a new entranceway, fan zone and medical center at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which approximately $13,600,000 was spent as of December 31, 2007. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $250,000 and $750,000 to our pension plans in 2008. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2007, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$42,300,000	$—	$—	$42,300,000	$—
SWIDA bonds	4,209,000	111,000	2,365,000	1,733,000	—

Total debt	46,509,000	111,000	2,365,000	44,033,000	—
Estimated interest payments on revolving line of credit	10,215,000	2,919,000	5,837,000	1,459,000	—
Interest payments on SWIDA bonds	1,046,000	383,000	545,000	118,000	—
Operating leases	4,514,000	313,000	461,000	338,000	3,402,000
Pension contributions	500,000	500,000	—	—	—

Total contractual cash obligations	$62,784,000	$4,226,000	$9,208,000	$45,948,000	$3,402,000

We have a $73,000,000 revolving line of credit agreement. At December 31, 2007, $42,300,000 was outstanding under the facility.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2007 and related interest rates.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,209,000 was outstanding at December 31, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2007, $4,169,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at rates of 9.2% and 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $394,000, $456,000 and $1,447,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Although we have no required minimum contribution related to our pension plans for 2008, we expect to contribute between $250,000 and $750,000 into the plans.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at December 31, 2007. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2007 and 2006, $535,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007, our valuation allowance net of federal income taxes was $7,365,000, which increased by $476,000 in 2007, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

See NOTE 2 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. Documents incorporated by reference into this Annual Report may also contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

The above risks and uncertainties and the cautionary statements below should be considered in connection with any future forward-looking statements we make. We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, stockholders should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

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

We are in negotiations with various potential sponsors for our 2008 events, including title sponsors for our two NASCAR Sprint Cup Series events and one of our NASCAR Nationwide Series events at Dover International Speedway, and our NASCAR Nationwide Series event at Memphis Motorsports Park.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding on December 31, 2007. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2007 and 2006, $535,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

If a cancelled event is part of the NASCAR Sprint Cup Series or NASCAR Nationwide Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in broadcast revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

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

At December 31, 2007, we have marketable securities of $505,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At December 31, 2007, there was $42,300,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of December 31, 2007, the interest rate swap had a negative fair value of $252,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $9,000 at December 31, 2007. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $500,000 at December 31, 2007. A change in interest rates will have no impact on the interest expense associated with the $20,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2007 not subject to the interest rate swap would cause a change in total annual interest costs of $223,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2007.

At December 31, 2007, our outstanding balance of the SWIDA bonds had a carrying value of $4,209,000 and an estimated fair value of $4,299,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at December 31, 2007.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,900,000 was outstanding at December 31, 2007. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 32.

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. KPMG LLP has issued their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
March 7, 2008

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

We have a Code of Business Conduct applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer. We also have a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions Policy applicable to all directors and executive officers. Copies of these Codes and other corporate governance documents are available on our website at http://www.dovermotorsports.com under the heading, Investor Relations. We will post on our website any amendments to, or waivers from, these Codes as required by law.

Executive Officers of the Registrant. As of December 31, 2007, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	61	11/79 to date

Michael A. Tatoian	Executive Vice President	47	01/07 to date

Patrick J. Bagley	Sr. Vice President-Finance and Chief Financial Officer	60	5/02 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	48	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	49	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 8 years and prior to that served as Vice Chairman of the Board. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 28 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007. Mr. Tatoian has more than 20 years experience in professional sports ownership, management and operations. He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team. Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

Patrick J. Bagley has been Vice President-Finance and Chief Financial Officer since May 2002. Previously, Mr. Bagley was the Vice President-Finance, Treasurer and CFO of Rollins Truck Leasing Corp. Mr. Bagley has been one of our directors since 1996 and prior to that had provided consulting services since 1994. Effective April 1, 2008, Mr. Bagley will retire as an officer of Dover Motorsports, Inc. He will remain a member of our Board of Directors. The Board has appointed Timothy R. Horne as Mr. Bagley’s successor effective April 1, 2008. Mr. Horne was the Chief Financial Officer of Dover Motorsports, Inc. from 1996 until its 2002 spin-off of Gaming. Mr. Horne will serve as Chief Financial Officer for both entities. He has served as Sr. Vice President-Finance and Chief Financial Officer of Gaming since 2002, but has been actively involved in the financial departments of both companies.

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

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

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

Securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	669,482	$5.69	1,095,194
Equity compensation plans not approved by security holders	—	—	—

Total	669,482	$5.69	1,095,194

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 32.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Amendment No. 6 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 8, 2006 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 6, 2007).

10.7	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2006).

10.8	Amendment No. 8 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 4, 2007).

10.9	Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.10	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.11	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.12	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.13	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.14	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2008 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2007).

10.15	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2008 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 14, 2007).

10.16	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2006).

10.17	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2007).

10.18	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Patrick J. Bagley dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 17, 2006).

10.19	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.20	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.21	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008).

10.22	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.23	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.24	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.25	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.26	Asset Purchase Agreement between Grand Prix Association of Long Beach, Inc. and Aquarium Asset Management, LLC dated May 23, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 26, 2005).

10.27	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

10.28	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K dated January 4, 2008).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2007).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 7, 2008	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick J. Bagley Patrick J. Bagley	Sr. Vice President-Finance, Chief Financial Officer and Director	March 7, 2008

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Patrick J. Bagley their attorneys-in-fact, empowering them to sign this report on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

R. Randall Rollins, Director

Eugene W. Weaver, Director

/s/ Denis McGlynn Denis McGlynn	As Attorney-in-Fact and Director	March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2, 8 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006 using the modified prospective method; Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006; and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 7, 2008

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

	Years ended December 31,
	2007	2006	2005
Revenues:
Admissions	$33,923,000	$35,070,000	$37,195,000
Event-related	24,786,000	25,585,000	27,061,000
Broadcasting	27,272,000	30,436,000	26,267,000
Other	71,000	183,000	476,000

	86,052,000	91,274,000	90,999,000

Expenses:
Operating and marketing	55,621,000	54,178,000	52,793,000
Impairment charges	—	64,618,000	—
General and administrative	12,571,000	12,626,000	13,697,000
Depreciation and amortization	6,369,000	8,726,000	9,433,000

	74,561,000	140,148,000	75,923,000

Operating earnings (loss)	11,491,000	(48,874,000)	15,076,000
Interest income	186,000	95,000	27,000
Interest expense	(4,335,000)	(4,058,000)	(3,542,000)
Loss on extinguishment of debt	—	—	(3,174,000)

Earnings (loss) from continuing operations before income tax (expense) benefit	7,342,000	(52,837,000)	8,387,000

Income tax (expense) benefit	(3,598,000)	17,492,000	(4,412,000)

Earnings (loss) from continuing operations	3,744,000	(35,345,000)	3,975,000

Earnings from discontinued operation, net of income tax expense of $3,574,000	—	—	601,000

Net earnings (loss)	3,744,000	(35,345,000)	4,576,000

Unrealized (loss) gain on interest rate swap, net of income tax benefit (expense) of $174,000 and ($71,000) in 2007 and 2006, respectively	(254,000)	105,000	—

Unrealized loss on available-for-sale securities, net of income tax benefit of $6,000	(9,000)	—	—

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $71,000	102,000	—	—

Change in minimum pension liability, net of income tax (expense) benefit of ($508,000) and $122,000 in 2006 and 2005, respectively	—	737,000	(210,000)

Comprehensive earnings (loss)	$3,583,000	$(34,503,000)	$4,366,000

Net earnings (loss) per common share – basic:
Continuing operations	$0.10	$(0.98)	$0.10
Discontinued operation	—	—	0.02

Net earnings (loss)	$0.10	$(0.98)	$0.12

Net earnings (loss) per common share – diluted:
Continuing operations	$0.10	$(0.98)	$0.10
Discontinued operation	—	—	0.02

Net earnings (loss)	$0.10	$(0.98)	$0.12

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$327,000	$298,000
Accounts receivable	1,722,000	2,935,000
Inventories	185,000	244,000
Prepaid expenses and other	1,773,000	1,808,000
Receivable from Dover Downs Gaming & Entertainment, Inc.	18,000	9,000
Deferred income taxes	186,000	193,000

Total current assets	4,211,000	5,487,000
Property and equipment, net	157,748,000	152,502,000
Restricted cash	4,169,000	3,684,000
Other assets, net	1,578,000	1,261,000

Total assets	$167,706,000	$162,934,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$945,000	$1,938,000
Accrued liabilities	3,464,000	3,400,000
Income taxes payable	257,000	478,000
Current portion of bonds payable	111,000	695,000
Deferred revenue	8,689,000	10,008,000

Total current liabilities	13,466,000	16,519,000
Revolving line of credit	42,300,000	39,000,000
Bonds payable	4,098,000	4,211,000
Liability for pension benefits	736,000	771,000
Other liabilities	1,202,000	—
Non current income taxes payable	9,687,000	—
Deferred income taxes	20,101,000	28,173,000

Total liabilities	91,590,000	88,674,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,721,433 and 16,354,584, respectively	1,672,000	1,635,000
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,514,975 and 19,764,975, respectively	1,952,000	1,977,000
Additional paid-in capital	99,849,000	99,412,000
Accumulated deficit	(26,503,000)	(28,071,000)
Accumulated other comprehensive loss	(854,000)	(693,000)

Total stockholders’ equity	76,116,000	74,260,000

Total liabilities and stockholders’ equity	$167,706,000	$162,934,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net earnings (loss)	$3,744,000	$(35,345,000)	$4,576,000
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,369,000	8,726,000	9,433,000
Amortization of credit facility fees	183,000	186,000	167,000
Stock-based compensation	493,000	411,000	200,000
Deferred income taxes	2,038,000	(19,890,000)	2,473,000
Impairment charges	—	64,618,000	—
Loss on extinguishment of debt	—	—	3,174,000
Earnings from discontinued operation, net	—	—	(601,000)
Changes in assets and liabilities:
Accounts receivable	1,213,000	(569,000)	(30,000)
Inventories	59,000	(14,000)	(22,000)
Prepaid expenses and other	(567,000)	38,000	62,000
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(9,000)	(24,000)	13,000
Accounts payable	(993,000)	461,000	(421,000)
Accrued liabilities	(216,000)	(1,703,000)	(330,000)
Income taxes payable	(221,000)	186,000	(34,000)
Deferred revenue	(1,319,000)	486,000	216,000
Other liabilities	795,000	(42,000)	(22,000)

Net cash provided by operating activities of continuing operations	11,569,000	17,525,000	18,854,000

Net cash used in operating activities of discontinued operation	—	(144,000)	(1,470,000)

Investing activities:
Capital expenditures	(11,279,000)	(6,331,000)	(8,675,000)
Restricted cash	(485,000)	(484,000)	371,000
Proceeds from the sale of corporate aircraft, net	—	4,098,000	—
Proceeds from the sale of discontinued operation, net	—	—	15,132,000

Net cash (used in) provided by investing activities of continuing operations	(11,764,000)	(2,717,000)	6,828,000

Net cash used in investing activities of discontinued operation	—	—	(178,000)

Financing activities:
Borrowings from revolving line of credit	40,400,000	37,900,000	84,800,000
Repayments on revolving line of credit	(37,100,000)	(48,000,000)	(62,700,000)
Repayments of bonds payable	(697,000)	(872,000)	(803,000)
Dividends paid	(2,176,000)	(2,179,000)	(1,957,000)
Extinguishment of long-term debt	—	—	(14,587,000)
Repurchase of common stock	(54,000)	(1,954,000)	(28,562,000)
Proceeds from stock options exercised	—	—	764,000
Credit facility origination and amendment fees	(159,000)	(220,000)	(170,000)
Excess tax benefit on stock awards	10,000	16,000	—
Other	—	(10,000)	—

Net cash provided by (used in) financing activities of continuing operations	224,000	(15,319,000)	(23,215,000)

Net increase (decrease) in cash and cash equivalents	29,000	(655,000)	819,000
Cash and cash equivalents, beginning of year	298,000	953,000	134,000

Cash and cash equivalents, end of year	$327,000	$298,000	$953,000

Supplemental information:
Interest paid	$3,545,000	$4,004,000	$3,722,000

Income tax payments	$1,775,000	$2,209,000	$1,975,000

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

In 2007, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events (formerly known as NEXTEL Cup Series events);

•	6 NASCAR Nationwide Series events (formerly known as Busch Series, Grand National Division events);

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA events.

Additionally, we promoted a NASCAR Busch East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

NOTE 2 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash equivalents—We consider as cash equivalents all highly-liquid investments with an original maturity of three months or less.

Investments—We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 10 – Stockholders’ Equity and NOTE 11 – Financial Instruments for further discussion.

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

Impairment of long-lived assets—We evaluate our long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To analyze recoverability for assets to be held and used, we project undiscounted net future cash flows expected to be generated by the asset over the remaining lives of such assets. If these projected cash flows are less than the carrying value, an impairment loss would be recognized equal to the difference between the carrying value and the fair value of the assets. See NOTE 3 – Impairment Charges for further discussion.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the years ended December 31, 2007 and 2006, respectively, we incurred $4,482,000 and $4,115,000 of interest cost, of which $147,000 and $57,000 was capitalized. No interest was capitalized during the year ended December 31, 2005.

Income taxes—Deferred income taxes are provided,on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As further discussed in NOTE 8 – Income Taxes, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. We record interest related to unrecognized tax benefits in interest expense in the consolidated statements of operations and other liabilities in the consolidated balance sheets.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,240,000, $1,207,000 and $1,438,000 of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR Sprint Cup Series and NASCAR Nationwide Series events at Dover, Delaware which are currently held in June and September.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Sprint Cup Series or NASCAR Nationwide Series event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

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

Advertising expenses were $3,299,000, $2,755,000 and $2,879,000 in 2007, 2006 and 2005, respectively.

Net earnings (loss) per common share—Weighted average shares used in computing basic and diluted net earnings (loss) per common share (“EPS”) are as follows:

	Years ended December 31,
	2007	2006	2005
Basic EPS	35,875,000	35,994,000	38,913,000
Effect of dilutive securities	142,000	—	174,000

Diluted EPS	36,017,000	35,994,000	39,087,000

Dilutive securities include stock options and nonvested stock awards.

For the years ended December 31, 2007, 2006 and 2005, options to purchase approximately 238,000, 303,000 and 378,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the effect would be anti-dilutive. For the year ended December 31, 2006, options to purchase 804,596 shares of common stock were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the year ended December 31, 2006, 266,200 shares of nonvested stock awards were not included in the computation of diluted EPS as they would also have been anti-dilutive.

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

We recorded total stock-based compensation expense of $493,000, $411,000 and $200,000 as general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively. Total stock-based compensation expense of $1,116,000 would have been recorded as general and administrative expenses for the year ended December 31, 2005 had we been subject to reporting under Statement No. 123R during that period. Our loss from continuing operations before income tax benefit and net loss for the year ended December 31, 2006 was $177,000 lower than it would have been pursuant to our previous accounting method for stock-based compensation, respectively. We recorded income tax benefits of $150,000, $95,000 and $82,000 for the years ended December 31, 2007, 2006 and 2005, respectively, related to our nonvested restricted stock awards. The adoption of Statement No. 123R had no impact on basic and diluted earnings per share for the year ended December 31, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if we had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

Year ended December 31, 2005
Net earnings, as reported	$4,576,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	118,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,034,000)

Pro forma net earnings	$3,660,000

Net earnings per common share:
Basic – as reported	$0.12
Basic – pro forma	$0.09

Diluted – as reported	$0.12
Diluted – pro forma	$0.09

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

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement

No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis. The FASB has agreed to a one-year deferral of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of Statement No. 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Companies may not adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We do not expect the adoption of Statement No. 159 to have a significant impact on our consolidated financial statements.

NOTE 3 – Impairment Charges

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

Industry live broadcast revenue in 2007 was approximately $505,000,000 for the NASCAR Sprint Cup Series, NASCAR Nationwide Series and NASCAR Craftsman Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the eight-year contract from 2007 through 2014 is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR allocated the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR Sprint Cup Series; $29,037,500 or 5.75% to the NASCAR Nationwide Series; and $2,525,000 or 0.50% to the NASCAR Craftsman Truck Series. The allocation for 2007 was not significantly different than it was for the six years in the prior contract. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR Sprint Cup Series to the NASCAR Nationwide Series. The cash flows of our three Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Nationwide Series. Because the allocation of live broadcast revenue for the NASCAR Nationwide Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

If the carrying amount of the asset exceeds its fair value, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value of the asset is determined primarily by the estimated fair market values of the assets. The valuation methodology employed consisted of the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. The long-lived assets deemed to be impaired consisted of track facilities. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue at a declining rate as we monitor industry and Nationwide series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges to write-down the carrying value of long-lived assets at our Midwest facilities to fair value in 2006, as follows:

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

Additionally, on October 27, 2006 we sold our corporate aircraft. Since the fair value of the aircraft was less than its carrying value of $4,792,000, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006. Net proceeds from the sale were $4,098,000.

NOTE 4 – Discontinued Operation

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

The following are the summarized results of operations for Midwest Racing’s temporary circuit motorsports events and grandstand rental business:

Year Ended December 31, 2005
Revenues	$8,096,000
Loss from operations before income taxes	$(968,000)
Income tax benefit on operations	$338,000
Gain on sale, net of income taxes of $3,912,000	$1,231,000
Earnings from discontinued operation	$601,000

The assets sold of Midwest Racing included goodwill of $6,034,000.

As a result of the sale, we no longer promote temporary circuit motorsports events and are no longer in the grandstand rental business.

NOTE 5 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2007	2006
Land	$28,403,000	$28,260,000
Facilities	191,161,000	178,349,000
Furniture, fixtures and equipment	12,780,000	11,759,000
Construction in progress	1,645,000	4,195,000

	233,989,000	222,563,000
Less accumulated depreciation	(76,241,000)	(70,061,000)

	$157,748,000	$152,502,000

Depreciation expense was $6,302,000, $8,684,000 and $9,358,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2007	2006
Payroll and related items	$694,000	$770,000
Real estate taxes	1,026,000	1,024,000
Other	1,744,000	1,606,000

	$3,464,000	$3,400,000

NOTE 7 – Long-Term Debt

Long-term debt consists of the following as of December 31:

	2007	2006
Revolving line of credit	$42,300,000	$39,000,000
SWIDA bonds	4,209,000	4,906,000

	46,509,000	43,906,000
Less current portion	(111,000)	(695,000)

	$46,398,000	$43,211,000

At December 31, 2007, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at December 31, 2007) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2007, we were in compliance with the terms of the facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,300,000 outstanding under the facility at December 31, 2007, at a weighted average interest rate of 6.9%. After consideration of stand-by letters of credit outstanding, borrowings of $7,416,000 were available pursuant to the facility at December 31, 2007. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

In 1996, Midwest Racing entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,209,000 was outstanding at December 31, 2007. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2007, $4,169,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at rates of 9.2% and 9.25% with an effective rate of approximately 9.2%. Interest expense related to the SWIDA bonds was $394,000, $456,000 and $1,447,000 for the years ended December 31, 2007, 2006 and 2005, respectively. On October 6, 2005, Midwest Racing redeemed $11,908,000 of the outstanding SWIDA bonds for $14,587,000 (including a $2,676,000 premium to the bondholders), plus accrued interest. We wrote-off $495,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $3,174,000. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 13 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2007 are as follows: 2008-$111,000; 2009-$1,130,000; 2010-$1,235,000; 2011-$43,645,000; 2012-$388,000.

NOTE 8 – Income Taxes

The current and deferred income tax (expense) benefit from continuing operations is as follows:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$—	$(8,000)	$(87,000)
State	(1,560,000)	(2,390,000)	(1,854,000)

	(1,560,000)	(2,398,000)	(1,941,000)

Deferred:
Federal	(1,923,000)	19,476,000	(2,077,000)
State	(115,000)	414,000	(394,000)

	(2,038,000)	19,890,000	(2,471,000)

Total income tax (expense) benefit	$(3,598,000)	$17,492,000	$(4,412,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2007	2006	2005
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	8.4%	2.5%	8.7%
Valuation allowance	6.5%	(5.2%)	8.9%
Other	(0.9%)	0.8%	—%

Effective income tax rate	49.0%	33.1%	52.6%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2007	2006
Deferred income tax assets:
Accruals not currently deductible for income taxes	$905,000	$629,000
Net operating loss carry-forwards	8,975,000	9,857,000

Total deferred income tax assets	9,880,000	10,486,000

Deferred income tax liabilities:
Depreciation	(22,430,000)	(31,577,000)

	(12,550,000)	(21,091,000)
Valuation allowance	(7,365,000)	(6,889,000)

Net deferred income tax liability	$(19,915,000)	$(27,980,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$186,000	$193,000
Noncurrent deferred income tax liabilities	(20,101,000)	(28,173,000)

	$(19,915,000)	$(27,980,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2027). At December 31, 2007, we have available federal and state net operating loss carryforwards of $1,622,000 and $217,350,000, respectively. Valuation allowances on state net operating loss carryforwards, net of federal tax benefit, increased in 2007, 2006 and 2005 by $476,000, $3,168,000 and $1,350,000, respectively. We believe that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, recorded a liability for unrecognized income tax benefits of $8,718,000 and a corresponding decrease to noncurrent deferred income tax liabilities. The unrecognized tax benefits relate to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings. During 2007, our unrecognized income tax benefits increased by $1,235,000 to $9,687,000 solely related to prior year tax positions. We estimate that our unrecognized tax benefits will increase by approximately $316,000 in 2008.

Interest expense related to FIN 48 was $645,000 in 2007. Total accrued interest as of December 31, 2007, was $950,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2007, tax years after 2003 remain open to examination for the federal and Delaware jurisdictions.

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheet as of December 31:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$5,801,000	$5,674,000
Service cost	368,000	374,000
Interest cost	359,000	319,000
Actuarial gain	(235,000)	(454,000)
Benefits paid	(116,000)	(112,000)
Other	4,000	—

Benefit obligation at end of year	6,181,000	5,801,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,019,000	3,946,000
Actual return on plan assets	300,000	671,000
Employer contribution	752,000	1,000,000
Benefits paid	(116,000)	(112,000)
Other	—	(486,000)

Fair value of plan assets at end of year	5,955,000	5,019,000

Unfunded status	$(226,000)	$(782,000)

The following table presents the amounts recognized in our consolidated balance sheet as of December 31:

	2007	2006
Long term pension asset	$532,000	$—
Accrued benefit cost	(22,000)	(11,000)
Liability for pension benefits	(736,000)	(771,000)

	$(226,000)	$(782,000)

The accumulated benefit obligation for our pension plans was $5,555,000 and $5,196,000, respectively, as of December 31, 2007 and 2006.

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are as follows:

Net actuarial loss	$1,046,000
Prior service cost	127,000

$1,173,000

For the year ending December 31, 2008, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2007:

Actuarial loss	$38,000
Prior service cost	23,000

$61,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $754,000, $709,000 and $0, respectively, as of December 31, 2007 and $720,000, $659,000 and $0, respectively, as of December 31, 2006.

We plan to contribute between $250,000 and $750,000 to our pension plans in 2008.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2008	$139,000
2009	$170,000
2010	$185,000
2011	$301,000
2012	$343,000
2013-2017	$2,200,000

As of December 31, 2005, the actuarial present value of accumulated benefits exceeded plan assets and accrued pension liabilities. As a result, we were required to record an additional minimum pension liability that increased pension liabilities by $428,000, increased intangible assets by $96,000, increased deferred income tax assets by $122,000 and recognized other comprehensive loss of $210,000. As of December 31, 2006, the assets of the plan exceeded the actuarial present value of accumulated benefits and accrued pension liabilities. As a result, we reversed our minimum pension liability and recognized $1,245,000 ($737,000 after income taxes) as other comprehensive income. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statements of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2007	2006	2005
Service cost	$368,000	$374,000	$367,000
Interest cost	359,000	319,000	294,000
Expected return on plan assets	(446,000)	(386,000)	(316,000)
Recognized net actuarial loss	62,000	105,000	91,000
Net amortization	23,000	24,000	23,000

	$366,000	$436,000	$459,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2007, 2006 and 2005, and the actuarial value of the projected benefit obligation at December 31, 2007 and 2006 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2007	2006	2005	2007	2006
Weighted-average discount rate	6.15%	5.85%	6.25%	6.50%	6.15%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	n/a	n/a

For 2007, we assumed a long-term rate of return on plan assets of 8.5%. In developing the 8.5% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

Our pension plan asset allocation at December 31, 2007 and 2006, and target allocation for 2008 are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2007	2006	2008
Equity mutual funds	66%	65%	70%
Fixed income mutual funds	29%	30%	20%
Other (money market mutual funds)	5%	5%	10%

Total	100%	100%	100%

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

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 10 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2004	$1,695	$2,324	$128,542	$6,834	$(527)	$(402)
Net earnings	—	—	—	4,576	—	—
Dividends paid, $0.05 per share	—	—	—	(1,957)	—	—
Proceeds from stock options exercised	14	—	750	—	—	—
Issuance of restricted stock awards, net of forfeitures	11	—	625	—	—	(636)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	200
Change in minimum pension liability, net of income tax benefit of $122	—	—	—	—	(210)	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—	—
Repurchase and retirement of common stock	(171)	(231)	(28,160)	—	—	—

Balance at December 31, 2005	1,650	1,992	101,757	9,453	(737)	(838)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(838)	—	—	838
Net loss	—	—	—	(35,345)	—	—
Dividends paid, $0.06 per share	—	—	—	(2,179)	—	—
Issuance of restricted stock awards, net of forfeitures	7	—	(7)	—	—	—
Stock-based compensation	—	—	411	—	—	—
Excess tax benefit on stock awards	—	—	16	—	—	—
Change in fair value of interest rate swap, net of income tax expense of $71	—	—	—	—	105	—
Change in minimum pension liability, net of income tax expense of $508	—	—	—	—	737	—
Adoption of FASB Statement No. 158, net of income tax benefit of $549	—	—	—	—	(798)	—
Repurchase and retirement of common stock	(37)	—	(1,917)	—	—	—
Conversion of Class A common stock to common stock	15	(15)	—	—	—	—
Other	—	—	(10)	—	—	—

Balance at December 31, 2006	1,635	1,977	99,412	(28,071)	(693)	—

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Deferred Compensation
Net earnings	—	—	—	3,744	—	—
Unrealized losses on available- for-sale securities, net of income tax benefit of $6	—	—	—	—	(9)	—
Change in fair value of interest rate swap, net of income tax benefit of $174	—	—	—	—	(254)	—
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $71	—	—	—	—	102	—
Dividends paid, $0.06 per share	—	—	—	(2,176)	—	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—	—
Stock-based compensation	—	—	493	—	—	—
Excess tax benefit on stock awards	—	—	10	—	—	—
Repurchase and retirement of common stock	(1)	—	(53)	—	—	—
Conversion of Class A common stock to common stock	25	(25)	—	—	—	—

Balance at December 31, 2007	$1,672	$1,952	$99,849	$(26,503)	$(854)	$—

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. During the year ended December 31, 2006, we purchased and retired 365,393 shares of our outstanding common stock at an average purchase price of $5.23 per share, not including nominal brokerage commissions. No purchases of our equity securities were made pursuant to this authorization during the year ended December 31, 2007. At December 31, 2007, we had remaining repurchase authority of 1,634,607 shares.

During the years ended December 31, 2007 and 2006, we purchased and retired 10,151 and 4,843 shares of our outstanding common stock at an average purchase price of $5.35 and $6.03 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 669,482 shares of common stock were outstanding under the 1996 Plan as of December 31, 2007. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. Once the options are exercised, our plan requires that the common stock be held a minimum of one year. Our Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of December 31, 2007, there were 1,095,194 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	804,596	$5.66
Forfeited	(27,000)	$5.81
Expired	(108,114)	$5.45

Outstanding at December 31, 2007	669,482	$5.69	2.0	$738,000

Exercisable at December 31, 2007	564,099	$5.84	1.9	$556,000

No stock options were granted during the three year period ending December 31, 2007. No stock options were exercised during the years ended December 31, 2007 and 2006. The total intrinsic value of stock options exercised during the year ended December 31, 2005 was $151,000.

Nonvested stock option activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	177,227	$3.06
Vested	(64,344)	$3.29
Forfeited	(7,500)	$2.27

Nonvested at December 31, 2007	105,383	$2.97

The total fair value of stock options vested during the years ended December 31, 2007 and 2006 was $212,000 and $383,000, respectively. We recorded compensation expense of $125,000 and $177,000 related to stock options for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $106,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Nonvested restricted stock activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	266,200	$5.54
Granted	127,000	$5.15
Vested	(36,200)	$5.00

Nonvested at December 31, 2007	357,000	$5.46

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $181,000 and $86,000, respectively. No shares vested during the year ended December 31, 2005. The weighted-average grant-date fair value of nonvested stock awards granted during the years ended December 31, 2007, 2006 and 2005 was $5.15, $6.25 and $5.82, respectively. We recorded compensation expense of $368,000, $234,000 and $200,000 related to nonvested stock awards for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $1,388,000 of total deferred compensation cost related to nonvested stock awards granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 4.0 years.

As of December 31, 2007 and 2006, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2007	2006
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost	$(696,000)	$(798,000)
Unrealized (loss) gain on interest rate swap	(149,000)	105,000
Accumulated unrealized loss on available-for-sale securities	(9,000)	—

Accumulated other comprehensive loss	$(854,000)	$(693,000)

NOTE 11 – Financial Instruments

At December 31, 2007 and 2006, there was $42,300,000 and $39,600,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 7 – Long-Term Debt and therefore approximate fair value at December 31, 2007 and 2006, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 7 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At December 31, 2007, the interest rate swap had a negative fair value of $252,000 which is recorded in other liabilities. At December 31, 2006, the interest rate swap had a positive fair value of $176,000 which is recorded in other long-term assets. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to receive or pay to terminate the swap.

The carrying amount of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.

At December 31, 2007 and 2006, we have marketable securities of $505,000 and $486,000, respectively, that are included in other non-current assets. These securities are stated at fair value based on the current market values.

At December 31, 2007 and 2006, our outstanding SWIDA bonds had carrying values of $4,209,000 and $4,906,000, respectively, and estimated fair values of $4,299,000 and $5,243,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for issues with similar terms.

NOTE 12 – Related Party Transactions

During the years ended December 31, 2007, 2006 and 2005, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,873,000, $1,614,000 and $1,613,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $229,000, $121,000 and $113,000, respectively, to Gaming for the years ended December 31, 2007, 2006 and 2005. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $1,207,000, $965,000 and $938,000, during the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, we invoiced Gaming $429,000, $149,000 and $113,000 during 2007, 2006 and 2005, respectively, for a skybox suite, tickets and other services to the events. As of December 31, 2007 and 2006, our consolidated balance sheet includes an $18,000 and $9,000 receivable from Gaming, respectively, for the aforementioned items. We received payment for the receivables in January of 2008 and 2007, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. On January 31, 2008, the voting agreement with R. Randall Rollins terminated. Also on that date, the estate of John W. Rollins transferred all of its holdings in our stock to the RMT Trust, a trust established under the terms of the last will and testament of John W. Rollins. As trustee of the RMT Trust, Mr. Tippie has sole voting and dispositive power over these stockholdings. Mr. Tippie continues to control in excess of fifty percent of our voting power.

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

NOTE 13 – Commitments and Contingencies

We lease certain land at Gateway with leases expiring at various dates through 2070. We also lease equipment at our facilities with leases expiring at various dates through 2011. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $375,000, $444,000 and $517,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The minimum lease payments due under these leases are as follows:

2008	$313,000
2009	$259,000
2010	$202,000
2011	$177,000
2012	$161,000
Thereafter	$3,402,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at December 31, 2007. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of December 31, 2007 and 2006, $535,000 and $779,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,300,000 to $10,600,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be as high as $3,300,000 and this amount has been included in the maximum contingent liability disclosed above. This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. However, as we are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered, we have included the full amount of these payments in our calculation.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

NOTE 14 – Quarterly Results – (unaudited)

	March 31	June 30	September 30(a)	December 31
Year Ended December 31, 2007
Revenues	$882,000	$40,806,000	$40,951,000	$3,413,000
Operating (loss) earnings	$(6,212,000)	$12,326,000	$11,875,000	$(6,498,000)
Net (loss) earnings	$(3,560,000)	$5,593,000	$5,187,000	$(3,476,000)
Net (loss) earnings per common share:
Basic	$(0.10)	$0.16	$0.14	$(0.10)

Diluted	$(0.10)	$0.16	$0.14	$(0.10)

Year Ended December 31, 2006
Revenues	$801,000	$45,003,000	$42,441,000	$3,029,000
Operating (loss) earnings	$(6,819,000)	$16,161,000	$(51,888,000)	$(6,328,000)
Net (loss) earnings	$(4,393,000)	$8,329,000	$(34,475,000)	$(4,806,000)
Net (loss) earnings per common share:
Basic	$(0.12)	$0.23	$(0.96)	$(0.13)

Diluted	$(0.12)	$0.23	$(0.96)	$(0.13)

(a)	During the third quarter of 2006, we recorded non-cash impairment charges of $64,618,000 related to our long-lived assets and goodwill. See NOTE 3 – Impairment Charges.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.