Form 10-Q
period 2008-03-31
DOVER MOTORSPORTS INC
filed 2008-05-02
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of April 30, 2008, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock -	16,837,556 shares
Class A Common Stock -	19,514,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Admissions	$800	$87
Event-related	965	784
Broadcasting	709	—
Other	38	11

	2,512	882

Expenses:
Operating and marketing	4,610	2,394
General and administrative	3,167	3,171
Depreciation and amortization	1,662	1,529

	9,439	7,094

Operating loss	(6,927)	(6,212)

Interest income	31	43
Interest expense	(1,101)	(929)

Loss before income tax benefit	(7,997)	(7,098)

Income tax benefit	3,849	3,538

Net loss	(4,148)	(3,560)

Unrealized loss on interest rate swap, net of income tax benefit of $130 and $33 for the three months ended March 31, 2008 and 2007, respectively	(189)	(48)

Unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $12 and ($4) for the three months ended March 31, 2008 and 2007, respectively	(17)	6

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $10	11	—

Comprehensive loss	$(4,343)	$(3,602)

Net loss per common share:
Basic	$(0.12)	$(0.10)

Diluted	$(0.12)	$(0.10)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$956	$327
Accounts receivable	5,127	1,722
Inventories	305	185
Prepaid expenses and other	3,142	1,773
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	18
Income taxes receivable	177	—
Deferred income taxes	196	186

Total current assets	9,903	4,211
Property and equipment, net	159,142	157,748
Restricted cash	3,823	4,169
Other assets, net	1,531	1,578
Deferred income taxes	97	—

Total assets	$174,496	$167,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,938	$945
Accrued liabilities	2,690	3,464
Payable to Dover Downs Gaming & Entertainment, Inc.	40	—
Income taxes payable	—	257
Current portion of bonds payable	1,130	111
Deferred revenue	22,294	8,689

Total current liabilities	29,092	13,466

Revolving line of credit	42,300	42,300
Bonds payable	2,968	4,098
Liability for pension benefits	805	736
Other liabilities	1,693	1,202
Non current income taxes payable	9,686	9,687
Deferred income taxes	16,651	20,101

Total liabilities	103,195	91,590

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,843,988 and 16,721,433, respectively	1,684	1,672
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,514,975 and 19,514,975, respectively	1,952	1,952
Additional paid-in capital	99,911	99,849
Accumulated deficit	(31,197)	(26,503)
Accumulated other comprehensive loss	(1,049)	(854)

Total stockholders’ equity	71,301	76,116

Total liabilities and stockholders’ equity	$174,496	$167,706

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(4,148)	$(3,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,662	1,529
Amortization of credit facility fees	48	45
Stock-based compensation	160	124
Deferred income taxes	(3,426)	(3,088)
Changes in assets and liabilities:
Accounts receivable	(3,405)	(2,274)
Inventories	(120)	(45)
Prepaid expenses and other	(1,416)	(2,781)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	58	(46)
Income taxes receivable/payable	(434)	(370)
Accounts payable	552	(1,100)
Accrued liabilities	(774)	(765)
Deferred revenue	13,605	14,332
Other liabilities	262	94

Net cash provided by operating activities	2,624	2,095

Investing activities:
Capital expenditures	(1,598)	(3,004)
Restricted cash	346	1,094

Net cash used in investing activities	(1,252)	(1,910)

Financing activities:
Borrowings from revolving line of credit	3,500	6,300
Repayments on revolving line of credit	(3,500)	(4,200)
Repayments of bonds payable	(111)	(699)
Dividends paid	(546)	(544)
Repurchase of common stock	(95)	(25)
Excess tax benefit (expense) on stock awards	9	(3)

Net cash (used in) provided by financing activities	(743)	829

Net increase in cash and cash equivalents	629	1,014
Cash and cash equivalents, beginning of period	327	298

Cash and cash equivalents, end of period	$956	$1,312

Supplemental information:
Interest paid	$1,036	$925

Income taxes paid	$2	$10

Change in accounts payable for capital expenditures	$1,441	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we are scheduled to promote 15 major events during 2008 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2008, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA events.

Of the major events listed above, we promoted one NASCAR Nationwide Series event during the first quarter of 2008.

Additionally, we are scheduled to promote a NASCAR Camping World East Series (formerly known as Busch East Series) event at Dover International Speedway in connection with our September NASCAR event weekend.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $77,876,000 and $76,241,000 as of March 31, 2008 and December 31, 2007, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended March 31, 2008, we incurred $1,101,000 of interest cost, none of which was capitalized. During the three months ended March 31, 2007, we incurred $1,000,000 of interest cost, of which $71,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and, as a result, recorded a liability for unrecognized income tax benefits of $8,718,000 and a corresponding decrease to noncurrent deferred income tax liabilities. The unrecognized tax benefits relate to the depreciable lives of certain of our assets and do not affect our effective income tax rate or our reported earnings.

Interest expense related to FIN 48 was $172,000 and $86,000 during the three months ended March 31, 2008 and 2007, respectively. Total accrued interest as of March 31, 2008, was $1,122,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of March 31, 2008, tax years after 2003 remain open to examination for the federal and Delaware jurisdictions.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $56,000 and $14,000 of total revenues for the three months ended March 31, 2008 and 2007, respectively.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR Sprint Cup Series and NASCAR Nationwide Series events at Dover, Delaware which are currently held in June and September.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues on our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three months ended March 31, 2008 and 2007 were $80,000 and $7,000, respectively.

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

Advertising expenses were $246,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

Net loss per common share—Weighted average shares used in computing basic and diluted net loss per common share (“EPS”) are as follows:

	Three Months Ended March 31,
	2008	2007
Basic EPS	35,903,000	35,866,000
Effect of dilutive securities	—	—

Diluted EPS	35,903,000	35,866,000

For the three months ended March 31, 2008 and 2007, options to purchase 652,610 and 669,482 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss, 455,000 and 374,800 shares of nonvested restricted stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $160,000 and $124,000 as general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively. We recorded income tax benefits of $62,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

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

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. Non-recurring non-financial assets and liabilities for which we have not applied the provisions of Statement No. 157 include our long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144. The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 7 – Financial Instruments. We do not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Companies may not adopt Statement No. 159 on a retrospective basis unless they choose early adoption. We have not elected to apply the fair value option to any of our financial instruments.

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Revolving line of credit	$42,300,000	$42,300,000
SWIDA bonds	4,098,000	4,209,000

	46,398,000	46,509,000
Less current portion	(1,130,000)	(111,000)

	$45,268,000	$46,398,000

At March 31, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (175 basis points at March 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (0 basis points at March 31, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2008, we were in compliance with the terms of the facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,300,000 outstanding under the facility at March 31, 2008, at a weighted average interest rate of 5.64%. After consideration of stand-by letters of credit outstanding, borrowings of $7,416,000 were available pursuant to the facility at March 31, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

In 1996, our wholly owned subsidiary Midwest Racing, Inc. (“Midwest Racing”) entered into an agreement (the "SWIDA bonds") with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)," a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,098,000 was outstanding at March 31, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2008, $3,823,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $96,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan. All of our full time employees are eligible to participate in the qualified plan. Benefits provided by our qualified pension plan are based on years of service and employees' remuneration over their employment period. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$98,000	$93,000
Interest cost	101,000	90,000
Expected return on plan assets	(136,000)	(115,000)
Recognized net actuarial loss	14,000	15,000
Net amortization	7,000	7,000

	$84,000	$90,000

We plan to contribute between $250,000 and $750,000 to our plans in 2008. No contributions were made to our pension plans during the three months ended March 31, 2008 or March 31, 2007.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,672,000	$1,952,000	$99,849,000	$(26,503,000)	$(854,000)
Net loss	—	—	—	(4,148,000)	—
Unrealized loss on interest rate swap, net of income tax benefit of $130,000	—	—	—	—	(189,000)
Unrealized loss on available-for-sale securities, net of income tax benefit of $12,000	—	—	—	—	(17,000)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $10,000	—	—	—	—	11,000
Dividends paid, $0.015 per share	—	—	—	(546,000)	—
Issuance of restricted stock awards, net of forfeitures	14,000	—	(14,000)	—	—
Stock-based compensation	—	—	160,000	—	—
Excess tax benefit on stock awards	—	—	9,000	—	—
Repurchase and retirement of common stock	(2,000)	—	(93,000)	—	—

Balance at March 31, 2008	$1,684,000	$1,952,000	$99,911,000	$(31,197,000)	$(1,049,000)

On April 24, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.015 per share. The dividend is payable on June 10, 2008 to stockholders of record at the close of business on May 10, 2008.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2008 and 2007. At March 31, 2008, we had remaining repurchase authority of 1,634,607 shares.

During the three months ended March 31, 2008 and 2007, we purchased and retired 14,445 and 4,850 shares of our outstanding common stock at an average purchase price of $6.60 and $5.15 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $468,000 and $478,000, respectively	$(685,000)	$(696,000)
Unrealized loss on interest rate swap, net of income tax benefit of $233,000 and $103,000, respectively	(338,000)	(149,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $18,000 and $6,000, respectively	(26,000)	(9,000)

Accumulated other comprehensive loss	$(1,049,000)	$(854,000)

NOTE 7 – Financial Instruments

We adopted FASB Statement No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. Statement No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of Statement No. 157 to the consolidated financial statements. Statement No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of March 31, 2008:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$477,000	$477,000	$—	$—
Interest rate swap	(571,000)	—	(571,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2008 and December 31, 2007, there was $42,300,000 outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 – Long-Term Debt and therefore approximate fair value at March 31, 2008 and December 31, 2007, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 4 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At March 31, 2008 and December 31, 2007, the interest rate swap had a negative fair value of $571,000 and $252,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2008 and December 31, 2007, our outstanding SWIDA bonds had carrying values of $4,098,000 and $4,209,000, respectively, and estimated fair values of $4,266,000 and $4,299,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for issues with similar terms.

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2008 and 2007, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $526,000 and $492,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $36,000 and $48,000, respectively, to Gaming for the three months ended March 31, 2008 and 2007. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $89,000 and $85,000 during the three months ended March 31, 2008 and 2007, respectively, for a skybox suite, tickets and other services to the events. As of March 31, 2008 and December 31, 2007, our consolidated balance sheets include a $40,000 payable to and $18,000 receivable from Gaming, respectively, for the aforementioned items. We have since settled the payable in the second quarter of 2008 and the receivable was settled in the first quarter of 2008. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. Mr. Tippie's voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. On January 31, 2008, the voting agreement with R. Randall Rollins terminated. Also on that date, the estate of John W. Rollins transferred all of its holdings in our stock to the RMT Trust, a trust established under the terms of the last will and testament of John W. Rollins. As trustee of the RMT Trust, Mr. Tippie has sole voting and dispositive power over these stockholdings. Mr. Tippie continues to control in excess of fifty percent of our voting power.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of Dover Motorsports, Inc. and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President – Finance and Chief Financial Officer of both companies. Mr. Tippie controls in excess of fifty percent of the voting power of Gaming.

NOTE 9 – Commitments and Contingencies

As of March 31, 2008, we have purchase obligations related to the construction of site improvements and fan amenities at our Dover International Speedway facility. Construction began in the fourth quarter of 2007 and is expected to be completed by May of 2008. The estimated cost of the construction is approximately $6,700,000, of which approximately $2,100,000 was paid through March 31, 2008, and approximately $1,700,000 is included in accounts payable in the consolidated balance sheet.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at March 31, 2008. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2008 and December 31, 2007, $379,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $56,000 and $14,000 of total revenues for the three months ended March 31, 2008 and 2007, respectively.

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

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Revenues increased $1,630,000 in the first quarter of 2008 as compared to the first quarter of 2007. We promoted a NASCAR Nationwide Series event at our Nashville facility during the first quarter of 2008. This event was held in the second quarter of 2007. Partially offsetting this increase was a decrease in revenues from track rentals and weekly drag-strip events due mainly to inclement weather at our Memphis Motorsports Park facility in the first quarter of 2008. Our revenues for the first quarter of 2007 were derived from track rentals and weekly drag-strip events.

Operating and marketing expenses were $4,610,000 in the first quarter of 2008 as compared to $2,394,000 in the first quarter of 2007. The $2,216,000 increase primarily related to the change in our motorsports event calendar discussed above, higher payroll and related benefit costs and utility expenses.

General and administrative expenses remained consistent between the first quarter of 2008 and the first quarter of 2007 at $3,167,000 and $3,171,000, respectively.

Depreciation and amortization expense was $1,662,000 in the first quarter of 2008 as compared to $1,529,000 in the first quarter of 2007. The increase was due primarily to assets placed in service during the second quarter of 2007 related to our Monster Makeover project in Dover, Delaware.

Net interest expense was $1,070,000 in the first quarter of 2008 as compared to $886,000 in the first quarter of 2007. The increase resulted primarily from higher average outstanding borrowings on our credit facilities and an $86,000 increase in our interest expense for potential taxes in accordance with FASB Interpretation No. 48, partially offset by a decrease in our average interest rate.

We reported a loss before income tax benefit of $7,997,000 in the first quarter of 2008 as compared to $7,098,000 in the first quarter of 2007. The loss increased in 2008 primarily as a result of the aforementioned decrease in our operating results on our track rentals and weekly drag-strip events, higher depreciation and amortization and interest expenses.

Our effective income tax rates for the first quarter of 2008 and 2007 were 48.1% and 49.8%, respectively. The decrease in the effective income tax rate from the prior year rate was primarily the result of a reduction in our combined effective state income tax rate.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities was $2,624,000 for the three months ended March 31, 2008 as compared to $2,095,000 for the three months ended March 31, 2007. The increase in 2008 was primarily due to the change in our major motorsports event calendar. We promoted a NASCAR Nationwide Series event at our Nashville facility during the first quarter of 2008. This event was held in the second quarter of 2007.

Net cash used in investing activities was $1,252,000 for the three months ended March 31, 2008 as compared to $1,910,000 for the three months ended March 31, 2007. Capital expenditures were $1,598,000 in the first three months of 2008 compared to $3,004,000 in the first three months of 2007, and related primarily to our Monster Makeover project described below. The 2008 additions related primarily to the construction of a new entranceway, fan zone and medical center to be placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. The 2007 additions related primarily to the construction of new luxury skybox suites which were completed in the second quarter of 2007, and the renovation of other fan amenities at our Dover facility.

Net cash used in financing activities was $743,000 for the three months ended March 31, 2008 as compared to net cash provided by financing activities of $829,000 for the three months ended March 31, 2007. We had no net change in borrowings on our line of credit in the first three months of 2008 as compared to a $2,100,000 increase in the first three months of 2007. Repayments of our outstanding SWIDA bonds were $111,000 for the first quarter of 2008 as compared to $699,000 for the first quarter of 2007. We paid $546,000 in cash dividends in the first three months of 2008 as compared to $544,000 in the first three months of 2007. During the first three months of 2008 and 2007, we purchased and retired 14,445 and 4,850 shares of our common stock at an average purchase price of $6.60 and $5.15 per share, respectively, not including nominal brokerage commissions.

On April 24, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on June 10, 2008 to shareholders of record at the close of business on May 10, 2008.

At March 31, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The facility was amended effective May 1, 2007 and expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (175 basis points at March 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (0 basis points at March 31, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2008, we were in compliance with the terms of the facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,300,000 outstanding under the facility at March 31, 2008, at a weighted average interest rate of 5.64%. After consideration of stand-by letters of credit outstanding, borrowings of

$7,416,000 were available pursuant to the facility at March 31, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2008. Based on current business conditions, we expect to spend between $7,500,000 and $8,500,000 on capital expenditures during 2008. These expenditures primarily relate to the construction of a new entranceway, fan zone and medical center at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which approximately $14,700,000 was spent as of March 31, 2008. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $250,000 and $750,000 to our pension plans in 2008, none of which was contributed during the three months ended March 31, 2008. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2008, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$42,300,000	$—	$—	$42,300,000	$—
SWIDA bonds	4,098,000	—	2,365,000	1,733,000	—

Total debt	46,398,000	—	2,365,000	44,033,000	—
Estimated interest payments on revolving line of credit	7,754,000	1,789,000	4,772,000	1,193,000	—
Interest payments on SWIDA bonds	852,000	189,000	545,000	118,000	—
Operating leases	4,542,000	263,000	518,000	356,000	3,405,000
Pension contributions	500,000	500,000	—	—	—
Purchase obligations	4,600,000	4,600,000	—	—	—

Total contractual cash obligations	$64,646,000	$7,341,000	$8,200,000	$45,700,000	$3,405,000

We have a $73,000,000 revolving line of credit agreement. At March 31, 2008, $42,300,000 was outstanding under the facility.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2008 and related interest rates.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)," a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,098,000 was outstanding at March 31, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2008, $3,823,000 of our cash balance was restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $96,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Although we have no required minimum contribution related to our pension plans for 2008, we expect to contribute between $250,000 and $750,000 into the plans, none of which was contributed in the first three months of 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at March 31, 2008. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of March 31, 2008 and December 31, 2007, $379,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

As of March 31, 2008, we have purchase obligations related to the construction of site improvements and fan amenities at our Dover International Speedway facility. Construction began in the fourth quarter of 2007 and is expected to be completed by May of 2008. The estimated cost of the construction is $6,700,000, of which approximately $2,100,000 was paid through March 31, 2008, and the remainder is expected to be paid during 2008.

We have not included our non current income taxes payable of $9,686,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2008, our valuation allowance net of federal income taxes was $7,515,000, which increased by $150,000 in the first three months of 2008, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We are in negotiations with various potential sponsors for our 2008 events, including title sponsors for one of our NASCAR Sprint Cup Series events at Dover International Speedway, our NASCAR Craftsman Truck Series event at Gateway International Raceway and our NASCAR Nationwide Series event at Memphis Motorsports Park.

Our Motorsports Events Face Intense Competition For Attendance, Television Viewership And Sponsorship

We compete with other auto speedways for the patronage of motor racing spectators as well as for sponsorships. Moreover, racing events sanctioned by different organizations are often held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, distinguish the motorsports facilities. In addition, all of our events compete with other sports and recreational events scheduled on the same dates. As a result, our revenues and operations are affected not only by our ability to compete in the motorsports promotion market, but also by the availability of alternative spectator sports events, forms of entertainment and changing consumer preferences.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding on March 31, 2008. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2008 and December 31, 2007, $379,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

Due to Our Concentrated Stock Ownership, Stockholders May Have No Effective Voice In Our Management

We have elected to be treated as a "controlled corporation" as defined by New York Stock Exchange Rule 303A. We are a controlled corporation because a single person, Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. This means that he has the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring us at a premium. In addition, as a controlled corporation, we are not required to comply with certain New York Stock Exchange rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At March 31, 2008, we have marketable securities of $477,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At March 31, 2008, there was $42,300,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of March 31, 2008, the interest rate swap had a negative fair value of $571,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $369,000 at March 31, 2008. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $773,000 at March 31, 2008. A change in interest rates will have no impact on the interest expense associated with the $20,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2008 not subject to the interest rate swap would cause a change in total annual interest costs of $223,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2008.

At March 31, 2008, our outstanding balance of the SWIDA bonds had a carrying value of $4,098,000 and an estimated fair value of $4,266,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at March 31, 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,900,000 was outstanding at March 31, 2008. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2008.

During the three months ended March 31, 2008, we purchased and retired 14,445 shares of our outstanding common stock at an average purchase price of $6.60 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2008 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	14,445	$6.60	—	1,634,607
February 1, 2008 – February 29, 2008	—	—	—	1,634,607
March 1, 2008 – March 31, 2008	—	—	—	1,634,607

Total	14,445	$6.60	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2008, Denis McGlynn, Jeffrey W. Rollins, and Kenneth K. Chalmers were re-elected as directors by our stockholders. Directors whose terms of office continued after the meeting were Henry B. Tippie, John W. Rollins, Jr., R. Randall Rollins and Patrick J. Bagley.

	Votes For	Votes Withheld	Shares Not Voted
Election of Denis McGlynn	209,406,417	873,201	1,714,120
Election of Jeffrey W. Rollins	209,431,995	847,623	1,714,120
Election of Kenneth K. Chalmers	209,373,322	906,296	1,714,120

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 2, 2008	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer