Form 10-Q
period 2008-06-30
DOVER MOTORSPORTS INC
filed 2008-08-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	16,980,551 shares
Class A Common Stock -	19,414,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Admissions	$13,936	$15,760	$14,736	$15,847
Event-related	11,387	10,494	12,352	11,278
Broadcasting	14,077	14,512	14,786	14,512
Other	15	40	53	51

	39,415	40,806	41,927	41,688

Expenses:
Operating and marketing	22,108	23,780	26,718	26,174
General and administrative	3,122	3,135	6,289	6,306
Depreciation and amortization	1,704	1,565	3,366	3,094

	26,934	28,480	36,373	35,574

Operating earnings	12,481	12,326	5,554	6,114

Interest income	19	32	50	75
Interest expense	(1,051)	(1,073)	(2,152)	(2,002)

Earnings before income tax expense	11,449	11,285	3,452	4,187

Income tax expense	5,602	5,692	1,753	2,154

Net earnings	5,847	5,593	1,699	2,033

Unrealized gain (loss) on interest rate swap, net of income taxes	143	58	(46)	10

Unrealized (loss) gain on available-for- sale securities, net of income taxes	(4)	6	(21)	12

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	12	27	23	27

Comprehensive earnings	$5,998	$5,684	$1,655	$2,082

Net earnings per common share:
Basic	$0.16	$0.16	$0.05	$0.06

Diluted	$0.16	$0.16	$0.05	$0.06

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,118	$327
Accounts receivable	13,172	1,722
Inventories	421	185
Prepaid expenses and other	3,771	1,773
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	18
Prepaid income taxes	346	—
Deferred income taxes	203	186

Total current assets	19,031	4,211

Property and equipment, net	160,387	157,748
Restricted cash	3,894	4,169
Other assets, net	1,548	1,578
Deferred income taxes	83	—

Total assets	$184,943	$167,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,086	$945
Accrued liabilities	4,525	3,464
Payable to Dover Downs Gaming & Entertainment, Inc.	1	—
Income taxes payable	—	257
Current portion of bonds payable	1,130	111
Deferred revenue	17,213	8,689

Total current liabilities	25,955	13,466

Revolving line of credit	45,400	42,300
Bonds payable	2,969	4,098
Liability for pension benefits	774	736
Other liabilities	1,620	1,202
Non current income taxes payable	9,737	9,687
Deferred income taxes	21,386	20,101

Total liabilities	107,841	91,590

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,980,551 and 16,721,433, respectively	1,698	1,672
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,414,975 and 19,514,975, respectively	1,942	1,952
Additional paid-in capital	100,256	99,849
Accumulated deficit	(25,896)	(26,503)
Accumulated other comprehensive loss	(898)	(854)

Total stockholders’ equity	77,102	76,116

Total liabilities and stockholders’ equity	$184,943	$167,706

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net earnings	$1,699	$2,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,366	3,094
Amortization of credit facility fees	94	91
Stock-based compensation	317	247
Deferred income taxes	1,262	1,285
Changes in assets and liabilities:
Accounts receivable	(11,450)	(11,831)
Inventories	(236)	(90)
Prepaid expenses and other	(2,081)	(2,949)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	19	47
Prepaid income taxes/income taxes payable	(603)	(579)
Accounts payable	2,252	2,127
Accrued liabilities	1,061	1,368
Deferred revenue	8,524	9,747
Other liabilities	420	211

Net cash provided by operating activities	4,644	4,801

Investing activities:
Capital expenditures	(6,082)	(8,745)
Restricted cash	275	1,011
Purchase of available-for-sale securities	(50)	—

Net cash used in investing activities	(5,857)	(7,734)

Financing activities:
Borrowings from revolving line of credit	18,600	20,300
Repayments on revolving line of credit	(15,500)	(14,500)
Repayments of bonds payable	(110)	(699)
Dividends paid	(1,092)	(1,088)
Repurchase of common stock	(137)	(54)
Proceeds from stock options exercised	216	—
Excess tax benefit on stock awards	27	6

Net cash provided by financing activities	2,004	3,965

Net increase in cash and cash equivalents	791	1,032
Cash and cash equivalents, beginning of period	327	298

Cash and cash equivalents, end of period	$1,118	$1,330

Supplemental information:
Interest paid	$1,760	$1,678

Income taxes paid	$1,067	$1,442

Change in accounts payable and accrued liabilities for capital expenditures	$(111)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we are scheduled to promote 15 major events during 2008 under the auspices of three of the premier sanctioning bodies in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2008, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Craftsman Truck Series events;

•	1 IRL event; and

•	2 NHRA events.

Of the major events listed above, we promoted the following events during the first six months of 2008; one NASCAR Sprint Cup Series event, three NASCAR Nationwide Series events, two NASCAR Craftsman Truck Series events and one NHRA national event.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $79,550,000 and $76,241,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and six-month periods ended June 30, 2008, we incurred $1,051,000 and $2,152,000 of interest cost, none of which was capitalized. During the three and six-month periods ended June 30, 2007, we incurred $1,149,000 and $2,149,000 of interest cost, of which $76,000 and $147,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.

Interest expense related to FIN 48 was $167,000 and $339,000, and $187,000 and $273,000 during the three and six-month periods ended June 30, 2008 and 2007, respectively. Total accrued interest as of June 30, 2008 was $1,289,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of June 30, 2008, tax years after 2003 remain open to examination for the federal and Delaware jurisdictions.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $458,000 and $514,000, and $549,000 and $563,000 of total revenues for the three and six-month periods ended June 30, 2008 and 2007, respectively.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR Sprint Cup Series and NASCAR Nationwide Series events at Dover, Delaware which are currently held in June and September.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fees and remits the remaining 90% to the event promoter, which we record as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues on our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three and six-month periods ended June 30, 2008 and 2007 were $142,000 and $222,000, and $213,000 and $220,000, respectively.

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

Advertising expenses were $1,421,000 and $1,667,000, and $1,468,000 and $1,472,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively.

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS	35,940,000	35,876,000	35,922,000	35,871,000
Effect of dilutive securities	191,000	115,000	209,000	92,000

Diluted EPS	36,131,000	35,991,000	36,131,000	35,963,000

For the three and six-month periods ended June 30, 2008 and 2007, options to purchase 219,000 and 219,000, and 235,871 and 240,871 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $157,000 and $317,000, and $123,000 and $247,000 as general and administrative expenses for the three and six-month periods ended June 30, 2008 and 2007, respectively. We recorded income tax benefits of $70,000 and $132,000, and $37,000 and $75,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

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

Recent Accounting Pronouncements—In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of Statement No. 161 to have a significant impact on our consolidated financial statements.

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

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
Revolving line of credit	$45,400,000	$42,300,000
SWIDA bonds	4,099,000	4,209,000

	49,499,000	46,509,000
Less current portion	(1,130,000)	(111,000)

	$48,369,000	$46,398,000

At June 30, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility, as amended, expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at June 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (25 basis points at June 30, 2008)

depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At June 30, 2008, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $45,400,000 outstanding under the credit facility at June 30, 2008, at a weighted average interest rate of 5.74%. After consideration of stand-by letters of credit outstanding, borrowings of $4,316,000 were available pursuant to the credit facility at June 30, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

In 1996, our wholly owned subsidiary Midwest Racing, Inc. (“Midwest Racing”) entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,099,000 was outstanding at June 30, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2008, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $96,000 and $192,000, and $98,000 and $200,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$97,000	$92,000	$195,000	$185,000
Interest cost	102,000	90,000	203,000	180,000
Expected return on plan assets	(137,000)	(115,000)	(273,000)	(230,000)
Recognized net actuarial loss	14,000	15,000	28,000	30,000
Net amortization	8,000	8,000	15,000	15,000

	$84,000	$90,000	$168,000	$180,000

We contributed $150,000 and $250,000 to our pension plans during the three and six-month periods ended June 30, 2008. We contributed $250,000 to our pension plans during the three and six-month periods ended June 30, 2007. We expect to contribute between $250,000 and $500,000 to our plans for the year ended December 31, 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,672,000	$1,952,000	$99,849,000	$(26,503,000)	$(854,000)
Net earnings	—	—	—	1,699,000	—
Dividends paid, $0.03 per share	—	—	—	(1,092,000)	—
Proceeds from stock options exercised	5,000	—	211,000	—	—
Issuance of restricted stock awards, net of forfeitures	14,000	—	(14,000)	—	—
Stock-based compensation	—	—	317,000	—	—
Excess tax benefit on stock awards	—	—	27,000	—	—
Repurchase and retirement of common stock	(3,000)	—	(134,000)	—	—
Conversion of Class A common stock to common stock	10,000	(10,000)	—	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $32,000	—	—	—	—	(46,000)
Unrealized loss on available-for-sale securities, net of income tax benefit of $15,000	—	—	—	—	(21,000)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $20,000	—	—	—	—	23,000

Balance at June 30, 2008	$1,698,000	$1,942,000	$100,256,000	$(25,896,000)	$(898,000)

On July 24, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.015 per share. The dividend is payable on September 10, 2008 to stockholders of record at the close of business on August 10, 2008.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2008 and 2007. At June 30, 2008, we had remaining repurchase authority of 1,634,607 shares.

During the three and six-month periods ended June 30, 2008 and 2007, we purchased and retired 6,432 and 20,877, and 5,301 and 10,151 shares of our outstanding common stock at an average purchase price of $6.48 and $6.56, and $5.53 and $5.35 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $458,000 and $478,000, respectively	$(673,000)	$(696,000)
Unrealized loss on interest rate swap, net of income tax benefit of $135,000 and $103,000, respectively	(195,000)	(149,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $21,000 and $6,000, respectively	(30,000)	(9,000)

Accumulated other comprehensive loss	$(898,000)	$(854,000)

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of June 30, 2008:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$523,000	$523,000	$—	$—
Interest rate swap	(330,000)	—	(330,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets.

At June 30, 2008 and December 31, 2007, there was $45,400,000 and $42,300,000 outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 – Long-Term Debt and therefore approximate fair value at June 30, 2008 and December 31, 2007, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in

NOTE 4 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At June 30, 2008 and December 31, 2007, the interest rate swap had a negative fair value of $330,000 and $252,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2008 and December 31, 2007, our outstanding SWIDA bonds had carrying values of $4,099,000 and $4,209,000, respectively, and estimated fair values of $4,299,000 and $4,299,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for issues with similar terms.

NOTE 8 – Related Party Transactions

During the three and six-month periods ended June 30, 2008 and 2007, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $531,000 and $1,057,000, and $466,000 and $958,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $36,000 and $72,000, and $54,000 and $102,000, respectively, to Gaming for the three and six-month periods ended June 30, 2008 and 2007. The allocations were based on an analysis of each company’s share of the costs. In connection with our June 2008 and 2007 NASCAR event weekends at Dover International Speedway, Gaming provided certain services for which we were invoiced $634,000 and $600,000, respectively. Additionally, we invoiced Gaming $187,000 and $276,000, and $207,000 and $292,000 during the three and six-month periods ended June 30, 2008 and 2007, respectively, for a skybox suite, tickets and other services to the events. As of June 30, 2008 and December 31, 2007, our consolidated balance sheets include a $1,000 payable to and $18,000 receivable from Gaming, respectively, for the aforementioned items. We have since settled the payable in the third quarter of 2008 and the receivable was settled in the first quarter of 2008. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock and from his status as trustee of the RMT Trust, our largest stockholder. This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

NOTE 9 – Commitments and Contingencies

As of June 30, 2008, we have purchase obligations related to the construction of site improvements and fan amenities at our Dover International Speedway facility. Construction began in the fourth quarter of 2007 and was completed in June of 2008. The cost of the construction was $6,640,000, of which approximately $6,283,000 was paid through June 30, 2008, and approximately $158,000 is included in accounts payable in the consolidated balance sheet.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at June 30, 2008. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2008 and December 31, 2007, $1,227,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $458,000 and $514,000, and $549,000 and $563,000 of total revenues for the three and six-month periods ended June 30, 2008 and 2007, respectively.

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

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Admissions revenue was $13,936,000 in the second quarter of 2008 as compared to $15,760,000 in the second quarter of 2007. The $1,824,000 decrease was primarily related to lower admissions revenue at our June NASCAR event weekend at Dover International Speedway. The decrease in attendance was attributable in part to the general downturn in economic conditions, including higher gas prices since most of our customers are from out of state, and inclement weather. Also contributing to the decrease was a change in our major events schedule. We promoted six major events during the second quarter of 2008 compared to seven major events during the second quarter of 2007. We promoted a NASCAR Nationwide Series event at our Nashville facility during the second quarter of 2007. This event was held in the first quarter of 2008.

Event-related revenue was $11,387,000 in the second quarter of 2008 as compared to $10,494,000 in the second quarter of 2007. The $893,000 increase was primarily related to higher sponsorship revenues at our June NASCAR Sprint Cup Series event at Dover International Speedway and higher luxury suite rentals and concession sales at that event. These increases were partially offset by the change in our motorsports event calendar discussed above.

Broadcasting revenue was $14,077,000 in the second quarter of 2008 as compared to $14,512,000 in the second quarter of 2007. The $435,000 decrease was primarily related to the change in our motorsports event calendar discussed above, partially offset by higher broadcasting revenue for all of our NASCAR-sanctioned events promoted during the second quarter of 2008.

Operating and marketing expenses were $22,108,000 in the second quarter of 2008 as compared to $23,780,000 in the second quarter of 2007. The $1,672,000 decrease primarily related to the change in our motorsports event calendar discussed above, partially offset by higher operating and marketing expenses at our June NASCAR event weekend at Dover International Speedway.

General and administrative expenses remained consistent between the second quarter of 2008 and the second quarter of 2007 at $3,122,000 and $3,135,000, respectively.

Depreciation and amortization expense was $1,704,000 in the second quarter of 2008 as compared to $1,565,000 in the second quarter of 2007. The increase was due primarily to assets placed in service during the second quarter of 2007 related to our Monster Makeover project in Dover, Delaware.

Net interest expense was $1,032,000 in the second quarter of 2008 as compared to $1,041,000 in the second quarter of 2007. The slight decrease resulted primarily from a decrease in our average interest rate, partially offset by higher average outstanding borrowings on our credit facilities.

Our effective income tax rates for the second quarter of 2008 and 2007 were 48.9% and 50.4%, respectively. The decrease in the effective income tax rate from the prior year rate was primarily the result of a reduction in our combined effective state income tax rate.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Admissions revenue was $14,736,000 in the first six months of 2008 as compared to $15,847,000 in the first six months of 2007. We promoted seven major events during the first six months of 2008 and 2007. The majority of the $1,111,000 decrease resulted from lower admissions revenue at our June NASCAR event weekend at Dover International Speedway. The decrease in attendance was attributable in part to the general downturn in economic conditions, including higher gas prices since most of our customers are from out of state, and inclement weather.

Event-related revenue was $12,352,000 in the first six months of 2008 as compared to $11,278,000 in the first six months of 2007. The $1,074,000 increase was primarily due to higher sponsorship revenues at our June NASCAR Sprint Cup Series event at Dover International Speedway and higher luxury suite rentals and concession sales at that event.

Broadcasting revenue was $14,786,000 in the first six months of 2008 as compared to $14,512,000 in the first six months of 2007. The $274,000 increase resulted primarily from higher broadcasting revenue for all of our NASCAR-sanctioned events promoted during the first six months of 2008.

Operating and marketing expenses were $26,718,000 in the first six months of 2008 as compared to $26,174,000 in the first six months of 2007. The $544,000 increase primarily related to higher operating and marketing expenses at our June NASCAR event weekend at Dover International Speedway.

General and administrative expenses remained consistent between the first six months of 2008 and the first six months of 2007 at $6,289,000 and $6,306,000, respectively.

Depreciation and amortization expense was $3,366,000 in the first six months of 2008 as compared to $3,094,000 in the first six months of 2007. The increase was due primarily to assets placed in service during the second quarter of 2007 related to our Monster Makeover project in Dover, Delaware.

Net interest expense was $2,102,000 in the first six months of 2008 as compared to $1,927,000 in the first six months of 2007. The increase resulted primarily from a decrease in our average interest rate, partially offset by higher average outstanding borrowings on our credit facilities.

Our effective income tax rates for the first six months of 2008 and 2007 were 50.8% and 51.4%, respectively. The decrease in the effective income tax rate from the prior year rate was primarily the result of a reduction in our combined effective state income tax rate.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities was $4,644,000 for the six months ended June 30, 2008 as compared to $4,801,000 for the six months ended June 30, 2007. The decrease was primarily due to working capital changes and the decrease in net earnings.

Net cash used in investing activities was $5,857,000 for the six months ended June 30, 2008 as compared to $7,734,000 for the six months ended June 30, 2007. Capital expenditures were $6,082,000 in the first six months of 2008 compared to $8,745,000 in the first six months of 2007, and related primarily to our Monster Makeover project described below. The 2008 additions related primarily to the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. The 2007 additions related primarily to the construction of new luxury skybox suites which were completed in the second quarter of 2007, and the renovation of other fan amenities at our Dover facility.

Net cash provided by financing activities was $2,004,000 for the six months ended June 30, 2008 as compared to $3,965,000 for the six months ended June 30, 2007. We had an increase in borrowings on our line of credit of $3,100,000 in the first six months of 2008 as compared to $5,800,000 in the first six months of 2007. Repayments of our outstanding SWIDA bonds were $110,000 for the first six months of 2008 as compared to $699,000 for the first six months of 2007. We paid $1,092,000 in cash dividends in the first six months of 2008 as compared to $1,088,000 in the first six months of 2007. During the first six months of 2008 and 2007, we purchased and retired 20,877 and 10,151 shares of our common stock at an average purchase price of $6.56 and $5.35 per share, respectively, not including nominal brokerage commissions.

On July 24, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on September 10, 2008 to shareholders of record at the close of business on August 10, 2008.

At June 30, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility, as amended, expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at June 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (25 basis points at June 30, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At June 30, 2008, we were in compliance with the terms of the credit facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $45,400,000 outstanding under the credit facility at June 30, 2008, at a weighted average interest rate of 5.74%. After consideration of stand-by letters of credit outstanding, borrowings of $4,316,000 were available pursuant to the credit facility at June 30, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods over the next twelve months.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2008. Based on current business conditions, we expect to spend approximately $500,000 on capital expenditures for the remainder of 2008. These expenditures primarily relate to final payments for the construction of a new entranceway, fan zone and medical center at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000, of which approximately $18,900,000 was spent as of June 30, 2008. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $250,000 and $500,000 to our pension plans in 2008, of which $150,000 was contributed during the six months ended June 30, 2008. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2008, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$45,400,000	$—	$—	$45,400,000	$—
SWIDA bonds	4,099,000	—	2,365,000	1,734,000	—

Total debt	49,499,000	—	2,365,000	47,134,000	—
Estimated interest payments on revolving line of credit	7,818,000	1,303,000	5,212,000	1,303,000	—
Interest payments on SWIDA bonds	852,000	189,000	545,000	118,000	—
Operating leases	4,454,000	175,000	518,000	356,000	3,405,000
Pension contributions	350,000	350,000	—	—	—
Purchase obligations	357,000	357,000	—	—	—

Total contractual cash obligations	$63,330,000	$2,374,000	$8,640,000	$48,911,000	$3,405,000

We have a $73,000,000 revolving line of credit agreement. At June 30, 2008, $45,400,000 was outstanding under the facility.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2008 and related interest rates.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,099,000 was outstanding at June 30, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2008, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and is appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $96,000 and

$192,000, and $98,000 and $200,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Although we have no required minimum contribution related to our pension plans for 2008, we expect to contribute between $250,000 and $500,000 into the plans, of which $150,000 was contributed in the first six months of 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding at June 30, 2008. Annual principal payments range from $600,000 in September 2008 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of June 30, 2008 and December 31, 2007, $1,227,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

As of June 30, 2008, we have purchase obligations related to the construction of site improvements and fan amenities at our Dover International Speedway facility. Construction began in the fourth quarter of 2007 and was completed in June of 2008. The cost of the construction was $6,640,000, of which approximately $6,283,000 was paid through June 30, 2008, and the remainder is expected to be paid during 2008.

We have not included our non current income taxes payable of $9,737,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2008, our valuation allowance net of federal income taxes was $7,633,000, which increased by $268,000 in the first six months of 2008, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We are in negotiations with various potential sponsors for our 2008 events, including title sponsors for one of our NASCAR Sprint Cup Series events at Dover International Speedway and our NASCAR Craftsman Truck Series event at Gateway International Raceway.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,900,000 was outstanding on June 30, 2008. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2008 and December 31, 2007, $1,227,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2007, we paid $1,216,000 into the sales and incremental property tax fund and $1,460,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $23,302,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 2008, we have marketable securities of $523,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At June 30, 2008, there was $45,400,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and decreases to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of June 30, 2008, the interest rate swap had a negative fair value of $330,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $182,000 at June 30, 2008. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $482,000 at June 30, 2008. A change in interest rates will have no impact on the interest expense associated with the $20,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2008 not subject to the interest rate swap would cause a change in total annual interest costs of $254,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2008.

At June 30, 2008, our outstanding balance of the SWIDA bonds had a carrying value of $4,099,000 and an estimated fair value of $4,299,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at June 30, 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,900,000 was outstanding at June 30, 2008. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended June 30, 2008.

During the three months ended June 30, 2008, we purchased and retired 6,432 shares of our outstanding common stock at an average purchase price of $6.48 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2008 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	6,432	$6.48	—	1,634,607
May 1, 2008 – May 31, 2008	—	—	—	1,634,607
June 1, 2008 – June 30, 2008	—	—	—	1,634,607

Total	6,432	$6.48	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 9 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of May 21, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 4, 2008	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer