Form 10-Q
period 2008-09-30
DOVER MOTORSPORTS INC
filed 2008-11-05
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 31, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,872,751 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Admissions	$15,365	$17,127	$30,101	$32,974
Event-related	12,073	11,761	24,425	23,039
Broadcasting	12,348	12,051	27,134	26,563
Other	5	12	58	63

	39,791	40,951	81,718	82,639

Expenses:
Operating and marketing	24,083	24,398	50,801	50,572
General and administrative	3,131	3,062	9,420	9,368
Depreciation and amortization	1,773	1,616	5,139	4,710

	28,987	29,076	65,360	64,650

Operating earnings	10,804	11,875	16,358	17,989
Interest income	19	32	69	107
Interest expense	(966)	(1,153)	(3,118)	(3,155)

Earnings before income tax expense	9,857	10,754	13,309	14,941
Income tax expense	5,158	5,567	6,911	7,721

Net earnings	4,699	5,187	6,398	7,220
Unrealized gain (loss) on interest rate swap, net of income taxes	68	(136)	22	(126)
Unrealized (loss) gain on available-for-sale securities, net of income taxes	(26)	7	(47)	19
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	—	12	23	39

Comprehensive earnings	$4,741	$5,070	$6,396	$7,152

Net earnings per common share:
Basic	$0.13	$0.14	$0.18	$0.20

Diluted	$0.13	$0.14	$0.18	$0.20

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,035	$327
Accounts receivable	10,406	1,722
Inventories	320	185
Prepaid expenses and other	1,705	1,773
Receivable from Dover Downs Gaming & Entertainment, Inc.	7	18
Deferred income taxes	197	186

Total current assets	13,670	4,211
Property and equipment, net	158,857	157,748
Restricted cash	6,286	4,169
Other assets, net	1,480	1,578
Deferred income taxes	87	—

Total assets	$180,380	$167,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,363	$945
Accrued liabilities	5,644	3,464
Income taxes payable	2,155	257
Current portion of bonds payable	1,130	111
Deferred revenue	3,930	8,689

Total current liabilities	17,222	13,466
Revolving line of credit	42,500	42,300
Bonds payable	2,970	4,098
Liability for pension benefits	863	736
Other liabilities	1,605	1,202
Non current income taxes payable	9,632	9,687
Deferred income taxes	24,155	20,101

Total liabilities	98,947	91,590

Commitments and contingencies (see Notes to the Consolidated Financial Statements)
Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 16,968,751 and 16,721,433, respectively	1,697	1,672
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 19,414,975 and 19,514,975, respectively	1,942	1,952
Additional paid-in capital	100,393	99,849
Accumulated deficit	(21,743)	(26,503)
Accumulated other comprehensive loss	(856)	(854)

Total stockholders’ equity	81,433	76,116

Total liabilities and stockholders’ equity	$180,380	$167,706

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net earnings	$6,398	$7,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,139	4,710
Amortization of credit facility fees	134	147
Stock-based compensation	452	370
Deferred income taxes	3,898	2,971
Changes in assets and liabilities:
Accounts receivable	(8,684)	(7,714)
Inventories	(135)	28
Prepaid expenses and other	78	42
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	11	26
Accounts payable	3,687	1,151
Accrued liabilities	2,180	2,306
Income taxes payable	1,898	2,776
Deferred revenue	(4,759)	(5,369)
Other liabilities	609	539

Net cash provided by operating activities	10,906	9,203

Investing activities:
Capital expenditures	(6,467)	(10,012)
Restricted cash	(2,117)	(384)
Purchase of available-for-sale securities	(50)	—

Net cash used in investing activities	(8,634)	(10,396)

Financing activities:
Borrowings from revolving line of credit	31,000	33,300
Repayments on revolving line of credit	(30,800)	(28,800)
Repayments of bonds payable	(109)	(698)
Dividends paid	(1,638)	(1,632)
Repurchase of common stock	(137)	(54)
Credit facility fees	(124)	(159)
Proceeds from stock options exercised	216	—
Excess tax benefit on stock awards	28	8

Net cash (used in) provided by financing activities	(1,564)	1,965

Net increase in cash and cash equivalents	708	772
Cash and cash equivalents, beginning of period	327	298

Cash and cash equivalents, end of period	$1,035	$1,070

Supplemental information:
Interest paid	$2,677	$2,711

Income taxes paid	$1,087	$1,662

Decrease in accounts payable for capital expenditures	$269	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to the seasonal nature of our business.

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

All of the major events listed above were promoted during the first nine months of 2008, with the exception of a NASCAR Nationwide Series event at our Memphis facility, which was promoted in October 2008.

Additionally, we promoted a NASCAR Camping World East Series (formerly known as Busch East Series) event at Dover International Speedway in connection with our September NASCAR event weekend.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 6 – Stockholders’ Equity and NOTE 7 – Financial Instruments for further discussion.

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See NOTE 4 – Long-Term Debt and NOTE 7 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $81,288,000 and $76,241,000 as of September 30, 2008 and December 31, 2007, respectively.

Impairment of long-lived assets—Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the present value of future cash flows and for facilities the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and nine-month periods ended September 30, 2008, we incurred $966,000 and $3,118,000 of interest cost, none of which was capitalized. During the three and nine-month periods ended September 30, 2007, we incurred $1,153,000 and $3,302,000 of interest cost, respectively, of which $0 and $147,000 was capitalized, respectively.

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

Interest expense related to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was $101,000 and $440,000, and $181,000 and $454,000 during the three and nine-month periods ended September 30, 2008 and 2007, respectively. Total accrued interest as of September 30, 2008 was $1,390,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of September 30, 2008, tax years after 2004 remain open to examination for the federal and Delaware jurisdictions.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and ancillary rights fees. “Other” revenue includes all other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $580,000 and $1,094,000, and $592,000 and $1,155,000 of total revenues for the three and nine-month periods ended September 30, 2008 and 2007, respectively.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues on our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three and nine-month periods ended September 30, 2008 and 2007 were $232,000 and $511,000, and $280,000 and $543,000, respectively.

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

Advertising expenses were $1,635,000 and $3,302,000, and $1,443,000 and $2,915,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively.

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS	35,958,000	35,879,000	35,934,000	35,874,000
Effect of dilutive securities	85,000	162,000	168,000	115,000

Diluted EPS	36,043,000	36,041,000	36,102,000	35,989,000

For the three and nine-month periods ended September 30, 2008 and 2007, options to purchase 294,000 and 244,000, and 235,871 and 239,204 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $135,000 and $452,000, and $123,000 and $370,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2008 and 2007, respectively. We recorded income tax benefits of $19,000 and $151,000, and $37,000 and $112,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

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

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
Revolving line of credit	$42,500,000	$42,300,000
SWIDA bonds	4,100,000	4,209,000

	46,600,000	46,509,000
Less current portion	(1,130,000)	(111,000)

	$45,470,000	$46,398,000

At September 30, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at September 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at September 30, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2008, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,500,000 outstanding under the credit facility at September 30, 2008, at a weighted average interest rate of 5.83%. After consideration of stand-by letters of credit outstanding, borrowings of $7,826,000 were available pursuant to the credit facility at September 30, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

In 1996, our wholly owned subsidiary Midwest Racing, Inc. (“Midwest Racing”) entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,100,000 was outstanding at September 30, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2008, $6,286,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $95,000 and $287,000, and $97,000 and $297,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$74,000	$91,000	$269,000	$276,000
Interest cost	89,000	93,000	292,000	273,000
Expected return on plan assets	(117,000)	(108,000)	(390,000)	(338,000)
Recognized net actuarial (gain)/loss	(4,000)	16,000	24,000	46,000
Net amortization	4,000	5,000	19,000	20,000

	$46,000	$97,000	$214,000	$277,000

We contributed $150,000 to our pension plans during the nine-month period ended September 30, 2008. We contributed $250,000 and $500,000 to our pension plans during the three and nine-month periods ended September 30, 2007. We expect to contribute between $250,000 and $500,000 to our plans for the year ended December 31, 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,672,000	$1,952,000	$99,849,000	$(26,503,000)	$(854,000)
Net earnings	—	—	—	6,398,000	—
Dividends paid, $0.045 per share	—	—	—	(1,638,000)	—
Proceeds from stock options exercised	5,000	—	211,000	—	—
Issuance of restricted stock awards, net of forfeitures	13,000	—	(13,000)	—	—
Stock-based compensation	—	—	452,000	—	—
Excess tax benefit on stock awards	—	—	28,000	—	—
Repurchase and retirement of common stock	(3,000)	—	(134,000)	—	—
Conversion of Class A common stock to common stock	10,000	(10,000)	—	—	—
Unrealized gain on interest rate swap, net of income tax expense of $15,000	—	—	—	—	22,000
Unrealized loss on available-for-sale securities, net of income tax benefit of $32,000	—	—	—	—	(47,000)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $20,000	—	—	—	—	23,000

Balance at September 30, 2008	$1,697,000	$1,942,000	$100,393,000	$(21,743,000)	$(856,000)

On October 29, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.015 per share. The dividend is payable on December 10, 2008 to stockholders of record at the close of business on November 10, 2008.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2008 and 2007. At September 30, 2008, we had remaining repurchase authority of 1,634,607 shares.

During the nine-month periods ended September 30, 2008 and 2007, we purchased and retired 20,877 and 10,151 shares of our outstanding common stock at an average purchase price of $6.56 and $5.35 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares. No purchases were made during the three-month periods ended September 30, 2008 or 2007.

As of September 30, 2008 and December 31, 2007, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $458,000 and $478,000, respectively	$(673,000)	$(696,000)
Unrealized loss on interest rate swap, net of income tax benefit of $88,000 and $103,000, respectively	(127,000)	(149,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $38,000 and $6,000, respectively	(56,000)	(9,000)

Accumulated other comprehensive loss	$(856,000)	$(854,000)

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of September 30, 2008:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$474,000	$474,000	$—	$—
Interest rate swap	(215,000)	—	(215,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets.

At September 30, 2008 and December 31, 2007, there was $42,500,000 and $42,300,000 outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 – Long-Term Debt and therefore approximate fair value at September 30, 2008 and December 31, 2007, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 4 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At September 30, 2008 and December 31, 2007, the interest rate swap had a negative fair value of $215,000 and $252,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2008 and December 31, 2007, our outstanding SWIDA bonds had carrying values of $4,100,000 and $4,209,000, respectively, and estimated fair values of $4,333,000 and $4,299,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

NOTE 8 – Related Party Transactions

During the three and nine-month periods ended September 30, 2008 and 2007, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $541,000 and $1,598,000, and $471,000 and $1,429,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $109,000 and $181,000, and $51,000 and $153,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2008 and 2007. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2008 and 2007 NASCAR event weekends at Dover International Speedway, Gaming provided certain services for which we were invoiced $603,000 and $1,237,000, and $598,000 and $1,198,000, during the three and nine-month periods ended September 30, 2008 and 2007, respectively. Additionally, we invoiced Gaming $157,000 and $433,000, and $192,000 and $484,000 during the three and nine-month periods ended September 30, 2008 and 2007, respectively, for a skybox suite, tickets and other services to the events. As of September 30, 2008 and December 31, 2007, our consolidated balance sheets include a $7,000 and $18,000 receivable from Gaming, respectively, for the aforementioned items. We have since settled the September receivable in the fourth quarter of 2008 and the December receivable was settled in the first quarter of 2008. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at September 30, 2008. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2008 and December 31, 2007, $657,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2008, we paid $1,110,000 into the sales and incremental property tax fund and $988,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $580,000 and $1,094,000, and $592,000 and $1,155,000 of total revenues for the three and nine-month periods ended September 30, 2008 and 2007, respectively.

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

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Admissions revenue was $15,365,000 in the third quarter of 2008 as compared to $17,127,000 in the third quarter of 2007. The $1,762,000 decrease was primarily related to lower admissions revenue at our September NASCAR event weekend at Dover International Speedway. We believe the decrease in attendance was attributable in part to the general downturn in economic conditions, including higher gas prices since most of our customers are from out of state.

Event-related revenue was $12,073,000 in the third quarter of 2008 as compared to $11,761,000 in the third quarter of 2007. The $312,000 increase was primarily related to higher sponsorship revenues at six of the seven major events we promoted during the third quarter of 2008.

Broadcasting revenue was $12,348,000 in the third quarter of 2008 as compared to $12,051,000 in the third quarter of 2007. The $297,000 increase resulted primarily from higher broadcasting revenue for our NASCAR-sanctioned events promoted during the third quarter of 2008.

Operating and marketing expenses were $24,083,000 in the third quarter of 2008 as compared to $24,398,000 in the third quarter of 2007. The $315,000 decrease primarily related to lower sanction fees, advertising and promotional expenses and hospitality expenses at the major events promoted at our Mid-West facilities during the third quarter of 2008. These decreases were partially offset by higher operating and marketing expenses at our September NASCAR event weekend at Dover International Speedway.

General and administrative expenses remained consistent between the third quarter of 2008 and the third quarter of 2007 at $3,131,000 and $3,062,000, respectively.

Depreciation and amortization expense was $1,773,000 in the third quarter of 2008 as compared to $1,616,000 in the third quarter of 2007. The increase was due primarily to assets placed in service during the second quarter of 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense was $947,000 in the third quarter of 2008 as compared to $1,121,000 in the third quarter of 2007. The decrease resulted primarily from a reduction in interest recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 and a reduction in our average interest rate.

Our effective income tax rates for the third quarter of 2008 and 2007 were consistent at 52.3% and 51.8%, respectively.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Admissions revenue was $30,101,000 in the first nine months of 2008 as compared to $32,974,000 in the first nine months of 2007. We promoted fourteen major events during the first nine months of 2008 and 2007. The majority of the $2,873,000 decrease resulted from lower admissions revenue at our June and September NASCAR event weekends at Dover International Speedway. We believe the decrease in attendance was attributable in part to the general downturn in economic conditions, including higher gas prices since most of our customers are from out of state, and inclement weather for the June event weekend.

Event-related revenue was $24,425,000 in the first nine months of 2008 as compared to $23,039,000 in the first nine months of 2007. The $1,386,000 increase was primarily due to higher sponsorship revenues at thirteen of the fourteen major events we promoted during the first nine months of 2008 and higher concession sales at our June NASCAR Sprint Cup Series event at Dover International Speedway.

Broadcasting revenue was $27,134,000 in the first nine months of 2008 as compared to $26,563,000 in the first nine months of 2007. The $571,000 increase resulted primarily from higher broadcasting revenue for our NASCAR-sanctioned events promoted during the first nine months of 2008.

Operating and marketing expenses were $50,801,000 in the first nine months of 2008 as compared to $50,572,000 in the first nine months of 2007. The $229,000 increase primarily related to higher operating and marketing expenses at our June and September NASCAR event weekends at Dover International Speedway. These increases were partially offset by lower sanction fees, advertising and promotional expenses and hospitality expenses at the major events promoted at our Mid-West facilities during the third quarter of 2008.

General and administrative expenses remained consistent between the first nine months of 2008 and the first nine months of 2007 at $9,420,000 and $9,368,000, respectively.

Depreciation and amortization expense was $5,139,000 in the first nine months of 2008 as compared to $4,710,000 in the first nine months of 2007. The increase was due primarily to assets placed in service during the second quarter of 2007 and 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense remained consistent between the first nine months of 2008 and the first nine months of 2007 at $3,049,000 and $3,048,000, respectively.

Our effective income tax rates for the first nine months of 2008 and 2007 were consistent at 51.9% and 51.7%, respectively.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities was $10,906,000 for the nine months ended September 30, 2008 as compared to $9,203,000 for the nine months ended September 30, 2007. The increase was primarily due to working capital changes, most notably the timing of invoicing from and payments to vendors.

Net cash used in investing activities was $8,634,000 for the nine months ended September 30, 2008 as compared to $10,396,000 for the nine months ended September 30, 2007. Capital expenditures were $6,467,000 in the first nine months of 2008 compared to $10,012,000 in the first nine months of 2007. The 2008 additions related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. The 2007 additions related primarily to the construction of new luxury skybox suites which were completed in the second quarter of 2007, and the renovation and construction of other fan amenities at our Dover facility.

Net cash used in financing activities was $1,564,000 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $1,965,000 for the nine months ended September 30, 2007. We had an increase in borrowings on our line of credit of $200,000 in the first nine months of 2008 as compared to $4,500,000 in the first nine months of 2007. Repayments of our outstanding SWIDA bonds were $109,000 for the first nine months of 2008 as compared to $698,000 for the first nine months of 2007. We paid $1,638,000 in cash dividends in the first nine months of 2008 as compared to $1,632,000 in the first nine months of 2007. During the first nine months of 2008 and 2007, we purchased and retired 20,877 and 10,151 shares of our common stock at an average purchase price of $6.56 and $5.35 per share, respectively, not including nominal brokerage commissions.

On October 29, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.015 per share. The dividend is payable on December 10, 2008 to shareholders of record at the close of business on November 10, 2008.

At September 30, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at September 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at September 30, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2008, we were in compliance with the terms of the credit facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,500,000 outstanding under the credit facility at September 30, 2008, at a weighted average interest rate of 5.83%. After consideration of stand-by letters of credit outstanding, borrowings of $7,826,000 were available pursuant to the credit facility at September 30, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio.

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2008. Based on current business conditions, we expect capital expenditures for the remainder of 2008 to be minimal. These expenditures primarily relate to final payments for the construction of a new entranceway, fan zone and medical center completed in June 2008 at our Dover facility and other fan amenities. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $19,200,000 was spent as of September 30, 2008. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $250,000 and $500,000 to our pension plans in 2008, of which $150,000 was contributed during the nine months ended September 30, 2008. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At September 30, 2008, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$42,500,000	$—	$—	$42,500,000	$—
SWIDA bonds	4,100,000	—	2,365,000	1,735,000	—

Total debt	46,600,000	—	2,365,000	44,235,000	—
Estimated interest payments on revolving line of credit	6,814,000	619,000	4,956,000	1,239,000	—
Interest payments on SWIDA bonds	663,000	—	545,000	118,000	—
Operating leases	4,401,000	106,000	533,000	358,000	3,404,000
Pension contributions	225,000	225,000	—	—	—

Total contractual cash obligations	$58,703,000	$950,000	$8,399,000	$45,950,000	$3,404,000

We have a $73,000,000 revolving line of credit agreement. At September 30, 2008, $42,500,000 was outstanding under the facility.

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2008 and related interest rates.

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,100,000 was outstanding at September 30, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2008, $6,286,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $95,000 and $287,000, and $97,000 and $297,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively. We have a stand-by letter of credit for $1,035,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

Although we have no required minimum contribution related to our pension plans for 2008, we expect to contribute between $250,000 and $500,000 into the plans, of which $150,000 was contributed in the first nine months of 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at September 30, 2008. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds. As of September 30, 2008 and December 31, 2007, $657,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2008, we paid $1,110,000 into the sales and incremental property tax fund and $988,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $9,632,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2008, our valuation allowance net of federal income taxes was $7,731,000, which increased by $366,000 in the first nine months of 2008, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the present value of future cash flows and for facilities the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	stability and viability of sanctioning bodies;

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	trends and uncertainties in the motorsports industry;

•	patron demographics;

•	obtaining favorable contracts relative to sponsorships, event sanctions and broadcast rights;

•	relationships with sanctioning bodies, sponsors, broadcast media, drivers and teams;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, including NASCAR and NHRA. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no contractual obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding on September 30, 2008. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2008 and December 31, 2007, $657,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2008, we paid $1,110,000 into the sales and incremental property tax fund and $988,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2008, we have marketable securities of $474,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At September 30, 2008, there was $42,500,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of September 30, 2008, the interest rate swap had a negative fair value of $215,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $117,000 at September 30, 2008. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $315,000 at September 30, 2008. A change in interest rates will have no impact on the interest expense associated with the $20,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2008 not subject to the interest rate swap would cause a change in total annual interest costs of $225,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2008.

At September 30, 2008, our outstanding balance of the SWIDA bonds had a carrying value of $4,100,000 and an estimated fair value of $4,333,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at September 30, 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,300,000 was outstanding at September 30, 2008. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 5, 2008	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer