Form 10-K
period 2008-12-31
DOVER MOTORSPORTS INC
filed 2009-03-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of common stock held by non-affiliates of the registrant was $74,538,164 as of June 30, 2008 (the last day of our most recently completed second quarter).

As of February 27, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,122,996 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 29, 2009 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we promoted 15 major events during 2008 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2008, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;
•	6 NASCAR Nationwide Series events;
•	4 NASCAR Camping World Truck Series events (formerly known as Craftsman Truck Series);
•	1 IRL event; and
•	2 NHRA events.

Additionally, we promoted a NASCAR Camping World East Series (formerly known as Busch East Series) event at Dover International Speedway in connection with our September NASCAR event weekend.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in June and September for all years presented in these consolidated financial statements. Total revenues from these events were approximately 70% of total revenues for each of the years in the three year period ended December 31, 2008.

For the 2009 race season, we will no longer promote an IRL event.

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

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing is expected to take place on or before April 30, 2009 and is subject to financing and customary closing conditions. In March 2009, we received a $100,000 non-refundable deposit towards the purchase price.

We promoted 1 NASCAR Nationwide Series event, 1 NASCAR Camping World Truck Series event and 1 NHRA event in 2008 at our Memphis location. Although we will no longer own the Memphis facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis and Alabama facilities.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 40 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit and one race is in the Camping World Truck Series racing circuit. Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2009.

Each of the NASCAR Nationwide Series events and the Camping World Truck Series event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year. Additionally, it is one of only eight tracks to host three major NASCAR events at one facility on the same weekend. The June and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.

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

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted three major events in 2008 — a NASCAR Nationwide Series event, a NASCAR Camping World Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course rentals.

The auto racing facility includes a 1.25-mile paved oval track with 54,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted three major events in 2008 — a NASCAR Nationwide Series event, a NASCAR Camping World Truck Series event and an NHRA national event. The facility also hosted a number of regional and national touring events, as well as weekly events on its drag strip and road course rentals.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 20,000 permanent seats and a nationally renowned drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) – a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Nationwide Series events, a NASCAR Camping World Truck Series event and an IRL event during the 2008 season. The facility also hosted other regional and national touring events, as well as track rentals.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2009. Our business is substantially dependent on these two agreements. The economic terms of these two agreements are as follows: Total purse and sanction fee to be paid–$6,150,000 for the May event and $5,539,000 for the September event. Estimated live broadcast revenue to be received–$12,297,000 for the May event and $10,185,000 for the September event. Live broadcast revenue figures are based on the assumption that all events on the 2009 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR. Dover International Speedway is also entitled to share, along with other promoters, in income which NASCAR derives from certain ancillary media rights. Revenue for such rights attributable to Dover International Speedway’s 2008 NASCAR Sprint Cup Series competitions amounted to approximately $800,000 and we reasonably anticipate that this will approximate the amount we will receive for our 2009 events.

Our other tracks have also entered into sanction agreements with NASCAR for the 2009 season. We enter into these and other sanction agreements in the ordinary course of our business. The following is a list of sanction agreements that we have with NASCAR for 2009:

Subsidiary	Event	Date
Dover International Speedway, Inc.	NASCAR Sprint Cup Series	May 31, 2009
	NASCAR Nationwide Series	May 30, 2009
	NASCAR Camping World Truck Series	May 29, 2009
	NASCAR Sprint Cup Series	September 27, 2009
	NASCAR Nationwide Series	September 26, 2009
	NASCAR Busch East Series	September 25, 2009

Nashville Speedway, USA, Inc.	NASCAR Nationwide Series	April 11, 2009
	NASCAR Nationwide Series	June 6, 2009
	NASCAR Camping World Truck Series	August 1, 2009

Memphis International Motorsports Corporation	NASCAR Nationwide Series	October 24, 2009
	NASCAR Camping World Truck Series	June 27, 2009

Gateway International Motorsports Corporation	NASCAR Nationwide Series	July 18, 2009
	NASCAR Camping World Truck Series	September 12, 2009

Impairment Charges Recorded in 2008

Based upon the current economic conditions and their impact on our current and projected operations and cash flows, and the potential impact on land real estate valuations, combined with the fact that there was no change in the allocation of broadcast revenues to the NASCAR Nationwide Series for 2009 (see Impairment Charges Recorded in 2006 below for further discussion), we concluded in the fourth quarter that it was necessary for us to review the carrying value of the long-lived assets of each of our Midwest facilities, consisting of Nashville, Memphis and Gateway, for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Nashville and Gateway facilities was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of the stock purchase agreement with Gulf Coast and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities generated negative cash flows for several years and we expect that these negative cash flows will continue as we monitor industry and Nationwide series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges in 2008 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$54,640,000	$51,500,000	$3,140,000
Memphis	12,150,000	10,000,000	2,150,000
Gateway	17,505,000	10,000,000	7,505,000

Total	$84,295,000	$71,500,000	$12,795,000

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

Industry live broadcast revenue in 2007 was approximately $505,000,000 for the NASCAR Sprint Cup Series, NASCAR Nationwide Series and NASCAR Camping World Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the eight-year contract from 2007 through 2014 is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR allocated the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR Sprint Cup Series; $29,037,500 or 5.75% to the NASCAR Nationwide Series; and $2,525,000 or 0.50% to the NASCAR Camping World Truck Series. The allocation for 2007 was not significantly different than it was for the six years in the prior contract. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR Sprint Cup Series to the NASCAR Nationwide Series. The cash flows of our three Midwest facilities are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Nationwide Series. Because the allocation of live broadcast revenue for the NASCAR Nationwide Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. The long-lived assets deemed to be impaired consisted of track facilities.

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

We accounted for goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Based on the factors noted above related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment in the third quarter of 2006 and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with our Midwest operations. As a result of this analysis, we also recorded a non-cash impairment charge of $2,487,000 in the third quarter of 2006 to write-down to zero the carrying value of our goodwill.

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

Employees

As of December 31, 2008, we had approximately 132 full-time employees and 12 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our Internet website is http://www.dovermotorsports.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, proxy statement, Section 16 reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

Item 1A.	Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 18.

Item 1B.	Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2008, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Gateway International Raceway

Gateway International Raceway is located on approximately 306 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. We own approximately 150 acres and have long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 160 additional acres. We have granted a first mortgage lien on all the real property owned and a security interest in all property we lease at Gateway to Southwestern Illinois Development Authority (“SWIDA”) as security for the repayment of principal and interest on our remaining $4.1 million of SWIDA bonds.

Memphis Motorsports Park

Memphis Motorsports Park is located on approximately 350 acres of land we own approximately ten miles northeast of downtown Memphis, Tennessee. The facility is encumbered by a first trust deed to First Tennessee Bank for the purpose of securing a stand-by letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to satisfy its debt service reserve fund obligation to SWIDA.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 27, 2009, there were 18,122,996 shares of common stock and 18,510,975 shares of Class A common stock outstanding. There were 1,077 holders of record for common stock and 12 holders of record for Class A common stock.

We may not be able to maintain our listing with the NYSE – refer to our discussion under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” on page 22.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2008 and 2007 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2008	$5.67	$0.98	$0.015
September 30, 2008	$6.09	$3.96	$0.015
June 30, 2008	$6.66	$4.71	$0.015
March 31, 2008	$7.68	$5.54	$0.015

December 31, 2007	$6.89	$6.22	$0.015
September 30, 2007	$6.50	$5.27	$0.015
June 30, 2007	$6.40	$5.22	$0.015
March 31, 2007	$5.60	$5.10	$0.015

Our revolving credit agreement allows us to pay dividends in the ordinary course of business consistent with past practices as long as we are not in default under the agreement.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time. No repurchases were made in the fourth quarter of 2008 and we had remaining purchase authority of 1,634,607 shares.

Common Stock Performance

The graph below compares the cumulative total return of the following:

•	our Common Stock;

•	the S&P Composite 500 Index; and

•	an index of peer companies.

The peer index we selected consists of the following companies engaged in the motorsports business: Dover Motorsports, Inc., Speedway Motorsports, Inc. and International Speedway Corporation. The graph assumes that the value of the investment in our common stock and each index was 100 at December 31, 2003 and all dividends were reinvested. The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DOVER MOTORSPORTS, INC., THE S & P 500 INDEX AND A PEER GROUP

*	$100 invested on December 31, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$84,279	$86,052	$91,274	$90,999	$84,188

Expenses:
Operating and marketing	55,262	55,621	54,178	52,793	50,164
Impairment charges (a)	12,795	—	64,618	—	—
General and administrative	12,528	12,571	12,626	13,697	13,585
Depreciation and amortization	6,909	6,369	8,726	9,433	9,198

	87,494	74,561	140,148	75,923	72,947

Operating (loss) earnings	(3,215)	11,491	(48,874)	15,076	11,241
Interest expense, net	(3,995)	(4,149)	(3,963)	(3,515)	(3,427)
Loss on extinguishment of debt (b)	—	—	—	(3,174)	—

(Loss) earnings from continuing operations before income tax benefit (expense)	(7,210)	7,342	(52,837)	8,387	7,814
Income tax benefit (expense)	1,531	(3,598)	17,492	(4,412)	(4,047)

(Loss) earnings from continuing operations	$(5,679)	$3,744	$(35,345)	$3,975	$3,767

(Loss) earnings per common share from continuing operations:
Basic	$(0.16)	$0.10	$(0.98)	$0.10	$0.09

Diluted	$(0.16)	$0.10	$(0.98)	$0.10	$0.09

Dividends declared	$0.06	$0.06	$0.06	$0.05	$0.04

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(7,251)	$(9,255)	$(11,032)	$(11,973)	$(12,533)
Property and equipment, net (a)	144,684	157,748	152,502	221,005	220,949
Total assets	155,179	167,706	162,934	233,426	248,250
Long-term debt, less current portion (b)	45,171	46,398	43,211	54,003	44,684
Total stockholders’ equity (c)	67,447	76,116	74,260	113,277	138,466

(a)	We recorded an impairment charge of $12,795,000 in the fourth quarter of 2008 related to the impairment of long-lived assets.

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

We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” includes ticket sales for all our events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and ancillary media rights fees. “Other” revenue includes other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,163,000, $1,240,000 and $1,207,000 of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Results of Operations

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Admissions revenue was $31,034,000 in 2008 as compared to $33,923,000 in 2007. We promoted fifteen major events during 2008 and 2007. The majority of the $2,889,000 decrease resulted from lower admissions revenue at our June and September NASCAR event weekends at Dover International Speedway. We believe the decrease in attendance was attributable in part to the general downturn in economic conditions, including higher gas prices since most of our customers are from out of state, and inclement weather for the June event weekend.

Event-related revenue was $25,652,000 in 2008 as compared to $24,786,000 in 2007. The $866,000 increase was primarily due to higher sponsorship revenues at the majority of our major events we promoted during 2008 and higher concession sales at our June NASCAR Sprint Cup Series event at Dover International Speedway.

Broadcasting revenue was $27,532,000 in 2008 as compared to $27,272,000 in 2007. The $260,000 increase resulted primarily from higher broadcasting revenue for our NASCAR-sanctioned events promoted during 2008. Partially offsetting this increase was a $309,000 decrease in ancillary media rights fees in 2008.

Operating and marketing expenses were $55,262,000 in 2008 as compared to $55,621,000 in 2007. The $359,000 decrease primarily related to lower sanction fees, advertising and promotional expenses and hospitality expenses at the major events promoted at our Mid-West facilities. These decreases were partially offset by higher operating and marketing expenses at our June and September NASCAR event weekends at Dover International Speedway.

During the fourth quarter of 2008, we recorded impairment charges of $12,795,000 as a result of our review of the long-lived assets of each of our Midwest facilities for impairment. Based on the results of this analysis, we recorded non-cash impairment charges of $2,150,000, $3,140,000 and $7,505,000 to write-down the carrying value of long-lived assets at our Memphis, Nashville and Gateway facilities, respectively, to fair value.

General and administrative expenses remained consistent between 2008 and 2007 at $12,528,000 and $12,571,000, respectively.

Depreciation and amortization expense was $6,909,000 in 2008 as compared to $6,369,000 in 2007. The increase was due primarily to assets placed in service during the second quarter of 2007 and 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense remained consistent between 2008 and 2007 at $3,995,000 and $4,149,000, respectively.

Loss before income taxes was $7,210,000 in 2008 as compared to earnings of $7,342,000 in 2007. Excluding the non-cash impairment charges, our adjusted earnings before income tax expense were $5,585,000 in 2008.

Loss before income tax benefit	$(7,210,000)
Non-cash impairment charges	12,795,000

Adjusted earnings before income tax expense	$5,585,000

Our adjusted earnings before income tax expense for 2008 were lower than our earnings before income tax expense in the prior year primarily as a result of the lower admissions and higher depreciation expense discussed above. These reductions to earnings were partially offset by higher event-related and broadcasting revenues and lower operating and marketing and interest expenses.

Our effective income tax rates for 2008 and 2007 were 21.2% and 49.0%, respectively. The decrease in the effective income tax rate from the prior year rate was primarily the result of recording a valuation allowance against the state tax benefits associated with the non-cash impairment charges recorded during the fourth quarter of 2008.

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

Broadcasting revenue was $27,272,000 in 2007 as compared to $30,436,000 in 2006. The $3,164,000 decrease resulted primarily from lower television broadcasting rights related to our NASCAR sanctioned events promoted during 2007. Effective for the 2007 race season, NASCAR entered into a new eight-year agreement with its broadcast partners in which the annual average broadcast rights fees under that agreement will be approximately 40% higher than the annual average of the prior six-year agreement. In the first year of the new contract, revenues were lower than the final year of the prior contract. Pursuant to the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Sprint Cup Series or NASCAR Nationwide Series event as a component of its sanction fees and remits the remaining 90% to us as the event promoter, which we record as revenue.

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

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges we recorded in the fourth quarter of 2008 had no impact on our liquidity for the year ended December 31, 2008. As discussed in NOTE 3 – Impairment Charges of the consolidated financial statements included elsewhere in this document, fair value of the assets for the Nashville and Gateway facilities was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of the stock purchase agreement with Gulf Coast (see NOTE 1 – Business Operations of the consolidated financial statements included elsewhere in this document) and the comparable sales approach.

Net cash provided by operating activities of continuing operations was $10,048,000 in 2008 as compared to $11,569,000 in 2007. The decrease in 2008 was primarily due to the decrease in net earnings excluding non-cash impairment charges.

Net cash used in investing activities of continuing operations was $7,677,000 in 2008 as compared to $11,764,000 in 2007. Capital expenditures were $6,577,000 in 2008, down from $11,279,000 in 2007. The 2008 additions related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. The 2007 additions also related primarily to our Monster Makeover project, including the construction of new luxury skybox suites which were completed in the second quarter of 2007, site paving, construction of a new entranceway, fan zone and medical center placed in service in 2008, and the renovation of other fan amenities at our Dover facility.

Net cash used in financing activities was $2,410,000 in 2008 as compared to net cash provided by financing activities of $224,000 in 2007. We had net repayments on our outstanding line of credit of $100,000 in 2008 as compared to net borrowings of $3,300,000 in 2007. We paid $2,184,000 in cash dividends in 2008 as compared to $2,176,000 in 2007. During 2008 and 2007, we purchased and retired 20,877 and 10,151 shares of our common stock at an average purchase price of $6.56 and $5.35 per share, respectively, not including nominal brokerage commissions.

On January 28, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on March 10, 2009 to shareholders of record at the close of business on February 10, 2009.

At December 31, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at December 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at December 31, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2008, we were in compliance with the terms of the credit facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,200,000 outstanding under the credit facility at December 31, 2008, at a weighted average interest rate of 4.09%. After consideration of stand-by letters of credit outstanding, borrowings of $8,126,000 were available pursuant to the credit facility at December 31, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

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

Our wholly-owned subsidiary, Midwest Racing, Inc., entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C. Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. As additional consideration for the purchase, we will receive a two percent non-dilutable interest in Gulf Coast and expect to enter into an agreement to provide motorsports management services to Alabama Motorsports Park when the facilities become operational. Closing is expected to take place on or before April 30, 2009 and is subject to financing and customary closing conditions. In March 2009, we received a $100,000 non-refundable deposit towards the purchase price.

We promoted 1 NASCAR Nationwide Series event, 1 NASCAR Camping World Truck Series event and 1 NHRA event in 2008 at our Memphis location. Although we will no longer own this facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2009. Based on current business conditions, we expect to spend approximately $2,500,000 on capital expenditures during 2009. These expenditures primarily relate to our Monster Makeover project. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $19,300,000 was spent as of December 31, 2008. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2008, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2009	2010 – 2011	2012 –2013	Thereafter
Revolving line of credit	$42,200,000	$—	$42,200,000	$—	$—
SWIDA bonds(b)	4,101,000	1,130,000	2,580,000	391,000	—

Total debt	46,301,000	1,130,000	44,780,000	391,000	—
Estimated interest payments on revolving line of credit(a)	3,739,000	1,669,000	2,070,000	—	—
Interest payments on SWIDA bonds(b)	662,000	327,000	317,000	18,000	—
Operating leases	4,737,000	312,000	406,000	332,000	3,687,000
Pension contributions(c)	475,000	475,000	—	—	—

Total contractual cash obligations	$55,914,000	$3,913,000	$47,573,000	$741,000	$3,687,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2008 and related interest rates.
(b)

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,101,000 was outstanding at December 31, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2008, $5,219,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $382,000, $394,000 and $456,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,467,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

(c)

We expect to contribute between $300,000 and $650,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements. For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at December 31, 2008. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2008 and 2007, $549,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $9,630,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2008, our valuation allowance net of federal income taxes was $8,357,000, which increased by $992,000 in 2008, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach and for facilities the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. See NOTE 3 – Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion.

Accrued Pension Cost

The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration over their employment with us. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that we record in our consolidated financial statements.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•	stability and viability of sanctioning bodies;

•	success of or changes in our growth strategies;

•	development and potential acquisition of new facilities;

•	trends and uncertainties in the motorsports industry;

•	patron demographics;

•	obtaining favorable contracts relative to sponsorships, event sanctions and broadcast rights;

•	relationships with sanctioning bodies, sponsors, broadcast media, drivers and teams;

•	general market and economic conditions, including consumer and corporate spending sentiment;

•	ability to finance future business requirements;

•	ability to maintain compliance with debt covenants;

•	the effect of changing interest rates;

•	the availability of adequate levels of insurance;

•	ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state and local laws and regulations, including environmental regulations;

•	the effect of weather conditions on outdoor event attendance;

•	military or other government actions;

•	availability of air travel; and

•	national or local catastrophic events.

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

Our Relationships With and the Success of Various Sanctioning Bodies Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of various governing bodies of motorsports that sanction national racing events and our ability to secure favorable contracts with and maintain a good working relationship with these sanctioning bodies, particularly NASCAR. Sanctioning bodies regularly issue and award sanctioned events and their issuance depends, in large part, on maintaining good working relationships with the sanctioning bodies. Many events are sanctioned on an annual basis with no contractual obligation to renew, including our agreements with NASCAR. By awarding a sanctioned event or a series of sanctioned events, the sanctioning bodies do not warrant, nor are they responsible for, the financial success of any sanctioned event. Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues.

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

We are in negotiations with various potential sponsors for our 2009 events, including title sponsors for our two NASCAR Sprint Cup Series events and one of our NASCAR Nationwide Series events at Dover International Speedway, one of our NASCAR Nationwide Series events at Nashville Superspeedway, and our NASCAR Nationwide Series and NASCAR Camping World Truck Series events at Memphis Motorsports Park.

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

General Market And Economic Conditions, Including Consumer And Corporate Spending, Could Negatively Affect Our Financial Results

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our growth, revenue and profitability. Unavailability of credit on favorable terms can adversely impact our operations, growth, development and capital spending plans. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding on December 31, 2008. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2008 and 2007, $549,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in May and September. Total revenues from these events were approximately 70% of total revenues for each of the years in the three year period ended December 31, 2008. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.

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

Postponement And/Or Cancellation Of Major Motorsports Events Could Adversely Affect Us

If one of our events is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we could incur the expenses associated with preparing to conduct the event as well as lose the revenues, including live broadcast revenues associated with the event.

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

We May Not Be Able To Maintain Our Listing With The New York Stock Exchange

Our common stock is traded on the NYSE. We are required to maintain market capitalization of more than $75,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $75,000,000 in order to remain in compliance with NYSE continued listing standards. NYSE notified us on February 17, 2009 that we are “below compliance” because as of February 13, 2009 our 30 trading-day average market capitalization was $61.9 million and our stockholder’s equity as of December 31, 2008 was $67,447,000. We have 45 days from receipt of the notice from the NYSE to submit a plan to them and demonstrate our ability to achieve compliance with continued listing standards within 18 months. We intend to submit such a plan. During this time our common stock will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing requirements. If we are not able to regain compliance with NYSE listing standards, our stock will be delisted from trading on the NYSE. This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

It is our expectation that stock market conditions will improve and that we will either be able to achieve compliance with NYSE continued listing standards or take the steps necessary to list our stock on another national securities exchange, such as NASDAQ or NYSE Alternext. However, there can be no assurance that we will be able to do so and our stock may ultimately trade on an over-the-counter market. Non-compliance with NYSE continued listing standards or delisting from the NYSE could negatively impact us, including, without limitation, our relationships with stockholders, businesses and lenders, our access to debt and equity financing, and our ability to attract and retain personnel by means of equity compensation. This, in turn, could materially and adversely affect our business, financial condition and results of operations. Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At December 31, 2008, we have marketable securities of $406,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At December 31, 2008, there was $42,200,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of December 31, 2008, the interest rate swap had a negative fair value of $360,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $284,000 at December 31, 2008. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $435,000 at December 31, 2008. A change in interest rates will have no impact on the interest expense associated with the $10,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2008 not subject to the interest rate swap would cause a change in total annual interest costs of $322,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2008.

At December 31, 2008, our outstanding balance of the SWIDA bonds had a carrying value of $4,101,000 and an estimated fair value of $4,499,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at December 31, 2008.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,300,000 was outstanding at December 31, 2008. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 34.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. KPMG LLP has issued their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
March 6, 2009

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

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

Executive Officers of the Registrant. As of December 31, 2008, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	62	11/79 to date

Michael A. Tatoian	Executive Vice President	48	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	42	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	49	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	50	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 9 years and prior to that served as Vice Chairman of the Board. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 29 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

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

Timothy R. Horne has been Sr. Vice President-Finance and Chief Financial Officer since April 2008. Patrick J. Bagley was Sr. Vice President-Finance and Chief Financial Officer from May 2002 until April 1, 2008. Effective April 1, 2008, Mr. Bagley retired as an officer of Dover Motorsports, Inc. and the Board of Directors appointed Mr. Horne to succeed Mr. Bagley. Mr. Bagley remains a member of our Board of Directors. Mr. Horne was the Chief Financial Officer of Dover Motorsports, Inc. from 1996 until its 2002 spin-off of Gaming. He has served as Sr. Vice President-Finance, Treasurer and Chief Financial Officer of Gaming since 2002, but has been actively involved in the financial departments of both companies.

Klaus M. Belohoubek has been Sr. Vice President-General Counsel and Secretary since 1999 and has provided us legal representation in various capacities since 1990. Mr. Belohoubek also serves as Sr. Vice President-General Counsel and Secretary of Gaming.

Thomas Wintermantel has been Treasurer and Assistant Secretary since July 2002. Previously, Mr. Wintermantel was the Financial Vice President and Treasurer of John W. Rollins & Associates, Financial Vice President of Rollins Jamaica, Ltd. and President and Director of the John W. Rollins Foundation.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Equity Compensation Plan Information

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Our Board of Directors froze the 1996 Plan and no additional option grants may be made under the 1996 Plan. We have a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 9 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	523,001	$5.78	1,005,917
Equity compensation plans not approved by security holders	—	—	—

Total	523,001	$5.78	1,005,917

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 34.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Amendment No. 6 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 8, 2006 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 6, 2007).

10.7	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2006).

10.8	Amendment No. 8 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 4, 2007).

10.9	Amendment No. 9 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of May 21, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2008).

10.10	Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.11	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.12	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.13	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.14	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.15	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for May 2009 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2008).

10.16	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2009 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2008).

10.17	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2006).

10.18

Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2007).

10.19	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.20	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.21	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008).

10.22	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.23	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2008).

10.24	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.25	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.26	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.27	Asset Purchase Agreement between Grand Prix Association of Long Beach, Inc. and Aquarium Asset Management, LLC dated May 23, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 26, 2005).

10.28	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

10.29	Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 30, 2009).

10.30	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K dated January 5, 2009).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2007).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 6, 2009	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	March 6, 2009

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

Patrick J. Bagley, Director

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

R. Randall Rollins, Director

Eugene W. Weaver, Director

/s/ Denis McGlynn Denis McGlynn	As Attorney-in-Fact and Director	March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006; and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 6, 2009

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Revenues:
Admissions	$31,034	$33,923	$35,070
Event-related	25,652	24,786	25,585
Broadcasting	27,532	27,272	30,436
Other	61	71	183

	84,279	86,052	91,274

Expenses:
Operating and marketing	55,262	55,621	54,178
Impairment charges	12,795	—	64,618
General and administrative	12,528	12,571	12,626
Depreciation and amortization	6,909	6,369	8,726

	87,494	74,561	140,148

Operating (loss) earnings	(3,215)	11,491	(48,874)
Interest income	83	186	95
Interest expense	(4,078)	(4,335)	(4,058)

(Loss) earnings before income tax benefit (expense)	(7,210)	7,342	(52,837)
Income tax benefit (expense)	1,531	(3,598)	17,492

Net (loss) earnings	(5,679)	3,744	(35,345)
Unrealized (loss) gain on interest rate swap, net of income tax benefit (expense) of $44, $174 and ($71) in 2008, 2007 and 2006, respectively	(64)	(254)	105
Unrealized loss on available-for-sale securities, net of income tax benefit of $59 and $6 in 2008 and 2007, respectively	(86)	(9)	—
Change in pension net actuarial loss and prior service cost, net of income tax benefit (expense) of $932 and ($71) in 2008 and 2007, respectively	(1,360)	102	—
Change in minimum pension liability, net of income tax expense of $508	—	—	737

Comprehensive (loss) earnings	$(7,189)	$3,583	$(34,503)

Net (loss) earnings per common share:
Basic	$(0.16)	$0.10	$(0.98)

Diluted	$(0.16)	$0.10	$(0.98)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$288	$327
Accounts receivable	1,950	1,722
Inventories	273	185
Prepaid expenses and other	1,697	1,773
Receivable from Dover Downs Gaming & Entertainment, Inc.	11	18
Deferred income taxes	152	186

Total current assets	4,371	4,211
Property and equipment, net	144,684	157,748
Restricted cash	5,219	4,169
Other assets, net	594	1,578
Deferred income taxes	311	—

Total assets	$155,179	$167,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604	$945
Accrued liabilities	2,767	3,464
Income taxes payable	159	257
Current portion of bonds payable	1,130	111
Deferred revenue	6,962	8,689

Total current liabilities	11,622	13,466
Revolving line of credit	42,200	42,300
Bonds payable	2,971	4,098
Liability for pension benefits	2,555	736
Other liabilities	1,920	1,202
Non current income taxes payable	9,630	9,687
Deferred income taxes	16,834	20,101

Total liabilities	87,732	91,590

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,872,751 and 16,721,433, respectively	1,787	1,672
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 19,514,975, respectively	1,851	1,952
Additional paid-in capital	100,539	99,849
Accumulated deficit	(34,366)	(26,503)
Accumulated other comprehensive loss	(2,364)	(854)

Total stockholders’ equity	67,447	76,116

Total liabilities and stockholders’ equity	$155,179	$167,706

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) earnings	$(5,679)	$3,744	$(35,345)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,909	6,369	8,726
Amortization of credit facility fees	175	183	186
Stock-based compensation	598	493	411
Deferred income taxes	(2,544)	2,038	(19,890)
Impairment charges	12,795	—	64,618
Changes in assets and liabilities:
Accounts receivable	(228)	1,213	(569)
Inventories	(88)	59	(14)
Prepaid expenses and other	50	(567)	38
Receivable from/payable to
Dover Downs Gaming & Entertainment, Inc.	7	(9)	(24)
Accounts payable	(72)	(993)	461
Accrued liabilities	(691)	(216)	(1,703)
Income taxes payable	(120)	(221)	186
Deferred revenue	(1,727)	(1,319)	486
Other liabilities	663	795	(42)

Net cash provided by operating activities of continuing operations	10,048	11,569	17,525

Net cash used in operating activities of discontinued operation	—	—	(144)

Investing activities:
Capital expenditures	(6,577)	(11,279)	(6,331)
Restricted cash	(1,050)	(485)	(484)
Purchase of available-for-sale securities	(50)	—	—
Proceeds from the sale of corporate aircraft, net	—	—	4,098

Net cash used in investing activities of continuing operations	(7,677)	(11,764)	(2,717)

Financing activities:
Borrowings from revolving line of credit	38,600	40,400	37,900
Repayments on revolving line of credit	(38,700)	(37,100)	(48,000)
Repayments of bonds payable	(108)	(697)	(872)
Dividends paid	(2,184)	(2,176)	(2,179)
Repurchase of common stock	(137)	(54)	(1,954)
Proceeds from stock options exercised	216	—	—
Credit facility fees	(124)	(159)	(220)
Excess tax benefit on stock awards	27	10	16
Other	—	—	(10)

Net cash (used in) provided by financing activities of continuing operations	(2,410)	224	(15,319)

Net (decrease) increase in cash and cash equivalents	(39)	29	(655)
Cash and cash equivalents, beginning of year	327	298	953

Cash and cash equivalents, end of year	$288	$327	$298

Supplemental information:
Interest paid	$3,380	$3,545	$4,004

Income tax payments	$1,107	$1,775	$2,209

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we promoted 15 major events during 2008 under the auspices of three of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”), the Indy Racing League (“IRL”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2008, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events (formerly known as Craftsman Truck Series);

•	1 IRL event; and

•	2 NHRA events.

Additionally, we promoted a NASCAR Camping World East Series (formerly known as Busch East Series) event at Dover International Speedway in connection with our September NASCAR event weekend.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in June and September for all years presented in these consolidated financial statements. Total revenues from these events were approximately 70% of total revenues for each of the years in the three year period ended December 31, 2008.

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing is expected to take place on or before April 30, 2009 and is subject to financing and customary closing conditions. In March 2009, we received a $100,000 non-refundable deposit towards the purchase price.

We promoted 1 NASCAR Nationwide Series event, 1 NASCAR Camping World Truck Series event and 1 NHRA event in 2008 at our Memphis location. Although we will no longer own the Memphis facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis and Alabama facilities.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 9 – Stockholders’ Equity and NOTE 10 – Financial Instruments for further discussion.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

Inventories—Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive (loss) income until the hedged item is recognized in earnings. See NOTE 6 – Long-Term Debt and NOTE 10 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	5-10 years

Impairment of long-lived assets—We evaluate our long-lived assets other than goodwill in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the sales approach and for facilities the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements. See NOTE 3 – Impairment Charges for further discussion.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. No interest was capitalized during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, respectively, we incurred $4,482,000 and $4,115,000 of interest cost, of which $147,000 and $57,000 was capitalized.

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

As further discussed in NOTE 7 – Income Taxes, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. We record interest related to unrecognized tax benefits in interest expense in the consolidated statements of operations and other liabilities in the consolidated balance sheets.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for all Company events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues. “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and ancillary media rights fees. “Other” revenue includes all other miscellaneous revenues.

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $1,163,000, $1,240,000 and $1,207,000 of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the years ended December 31, 2008, 2007 and 2006 were $578,000, $644,000 and $828,000, respectively.

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

Advertising expenses were $3,387,000, $3,299,000 and $2,755,000 in 2008, 2007 and 2006, respectively.

Net earnings (loss) per common share—Weighted average shares used in computing basic and diluted net earnings (loss) per common share (“EPS”) are as follows:

	Years ended December 31,
	2008	2007	2006
Basic EPS	35,940,000	35,875,000	35,994,000
Effect of dilutive securities	—	142,000	—

Diluted EPS	35,940,000	36,017,000	35,994,000

Dilutive securities include stock options and nonvested stock awards.

For the years ended December 31, 2008, 2007 and 2006, options to purchase approximately 314,000, 238,000 and 303,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the effect would be anti-dilutive. For the years ended December 31, 2008 and 2006, options to purchase 523,001 and 804,596 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. In addition, as a result of the net loss for the years ended December 31, 2008 and 2006, 425,400 and 266,200 shares of nonvested stock awards, respectively, were not included in the computation of diluted EPS as they would also have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $598,000, $493,000 and $411,000 as general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded income tax benefits of $202,000, $150,000 and $95,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. Non-recurring non-financial assets and liabilities for which we have not applied the provisions of Statement No. 157 include our long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144. The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 10 – Financial Instruments. We do not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

NOTE 3 – Impairment Charges

Impairment Charges Recorded in 2008

Based upon the current economic conditions and their impact on our current and projected operations and cash flows, and the potential impact on land real estate valuations, combined with the fact that there was no change in the allocation of broadcast revenues to the NASCAR Nationwide Series for 2009 (see Impairment Charges Recorded in 2006 below for further discussion), we concluded in the fourth quarter that it was necessary for us to review the carrying value of the long-lived assets of each of our Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for Nashville and Gateway was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of the stock purchase agreement with Gulf Coast (see NOTE 1) and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities generated negative cash flows for several years and we expect that these negative cash flows will continue as we monitor industry and Nationwide series changes made by NASCAR while continuing to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges in 2008 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$54,640,000	$51,500,000	$3,140,000
Memphis	12,150,000	10,000,000	2,150,000
Gateway	17,505,000	10,000,000	7,505,000

Total	$84,295,000	$71,500,000	$12,795,000

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

Industry live broadcast revenue in 2007 was approximately $505,000,000 for the NASCAR Sprint Cup Series, NASCAR Nationwide Series and NASCAR Camping World Truck Series as compared with industry live broadcast revenue of approximately $576,000,000 in 2006. The average for the eight-year contract from 2007 through 2014 is $560,000,000, a 40% increase over the average for the prior six-year contract of $400,000,000.

For the 2007 season, NASCAR allocated the live broadcast revenue as follows: $473,437,500 or 93.75% to the NASCAR Sprint Cup Series; $29,037,500 or 5.75% to the NASCAR Nationwide Series; and $2,525,000 or 0.50% to the NASCAR Camping World Truck Series. The allocation for 2007 was not significantly different than it was for the six years in the prior contract. NASCAR reserves the right in its sole discretion to make changes to this allocation in future years.

Management anticipated that the new contract would include an allocation of more of the broadcast revenue from the NASCAR Sprint Cup Series to the NASCAR Nationwide Series. The cash flows of our three Midwest facilities are dependent upon sponsorships, admissions and live broadcast revenues, particularly from the NASCAR Nationwide Series. Because the allocation of live broadcast revenue for the NASCAR Nationwide Series was less than anticipated, we concluded that it was necessary for us to review the long-lived assets of each of our three Midwest facilities for impairment. In accordance with FASB Statement No. 144, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the asset exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these three facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. The long-lived assets deemed to be impaired consisted of track facilities.

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

We accounted for goodwill in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Based on the factors noted above related to the long-lived assets impairment, we completed an assessment of goodwill for potential impairment and determined that there was an impairment loss related to the goodwill balance of $2,487,000 associated with our Midwest operations. As a result of this analysis, we also recorded a non-cash impairment charge of $2,487,000 in the third quarter of 2006 to write-down to zero the carrying value of our goodwill.

Additionally, on October 27, 2006 we sold our corporate aircraft. Since the fair value of the aircraft was less than its carrying value of $4,792,000, we recorded a non-cash impairment charge of $722,000 in the third quarter of 2006. Net proceeds from the sale were $4,098,000.

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2008	2007
Land	$27,438,000	$28,403,000
Facilities	141,151,000	153,396,000
Furniture, fixtures and equipment	8,122,000	7,577,000
Construction in progress	61,000	1,645,000

	176,772,000	191,021,000
Less accumulated depreciation	(32,088,000)	(33,273,000)

	$144,684,000	$157,748,000

Depreciation expense was $6,842,000, $6,302,000 and $8,684,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2008	2007
Payroll and related items	$601,000	$694,000
Real estate taxes	1,044,000	1,026,000
Other	1,122,000	1,744,000

	$2,767,000	$3,464,000

NOTE 6 – Long-Term Debt

Long-term debt consists of the following as of December 31:

	2008	2007
Revolving line of credit	$42,200,000	$42,300,000
SWIDA bonds	4,101,000	4,209,000

	46,301,000	46,509,000
Less current portion	(1,130,000)	(111,000)

	$45,171,000	$46,398,000

At December 31, 2008, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at December 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at December 31, 2008) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2008, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $42,200,000 outstanding under the credit facility at December 31, 2008, at a weighted average interest rate of 4.09%. After consideration of stand-by letters of credit outstanding, borrowings of $8,126,000 were available pursuant to the credit facility at December 31, 2008. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

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

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $4,101,000 was outstanding at December 31, 2008. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31 2008, $5,219,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $382,000, $394,000 and $456,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We have a stand-by letter of credit for $1,467,000, which is secured by a trust deed on our facilities in Memphis, Tennessee, available to satisfy debt service reserve fund obligations. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest. Refer to NOTE 12 – Commitments and Contingencies.

The scheduled maturities of long-term debt outstanding at December 31, 2008 are as follows: 2009-$1,130,000; 2010-$1,235,000; 2011-$43,545,000; 2012-$391,000.

NOTE 7 – Income Taxes

The current and deferred income tax (expense) benefit from continuing operations is as follows:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$(8,000)
State	(1,013,000)	(1,560,000)	(2,390,000)

	(1,013,000)	(1,560,000)	(2,398,000)

Deferred:
Federal	2,982,000	(1,923,000)	19,476,000
State	(438,000)	(115,000)	414,000

	2,544,000	(2,038,000)	19,890,000

Total income tax benefit (expense)	$1,531,000	$(3,598,000)	$17,492,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2008	2007	2006
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7%	8.4%	2.5%
Valuation allowance	(13.8%)	6.5%	(5.2%)
Other	(0.7%)	(0.9%)	0.8%

Effective income tax rate	21.2%	49.0%	33.1%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2008	2007
Deferred income tax assets:
Accruals not currently deductible for income taxes	$2,199,000	$905,000
Net operating loss carry-forwards	11,894,000	8,975,000

Total deferred income tax assets	14,093,000	9,880,000

Deferred income tax liabilities:
Depreciation	(22,107,000)	(22,430,000)

	(8,014,000)	(12,550,000)
Valuation allowance	(8,357,000)	(7,365,000)

Net deferred income tax liability	$(16,371,000)	$(19,915,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$152,000	$186,000
Noncurrent deferred income tax assets	311,000	—
Noncurrent deferred income tax liabilities	(16,834,000)	(20,101,000)

	$(16,371,000)	$(19,915,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2028). At December 31, 2008, we have available federal and state net operating loss carryforwards of $3,339,000 and $230,078,000, respectively. Valuation allowances on state net operating loss carryforwards, net of federal tax benefit, increased in 2008, 2007 and 2006 by $992,000, $476,000 and $3,168,000, respectively. We believe that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, recorded a liability for unrecognized income tax benefits of $8,718,000 and a corresponding decrease to noncurrent deferred income tax liabilities. The unrecognized tax benefits relate to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings. During 2008, our unrecognized income tax benefits decreased by $57,000 to $9,630,000 solely related to prior year tax positions. During 2007, our unrecognized income tax benefits increased by $1,235,000 to $9,687,000 solely related to prior year tax positions. We estimate that our unrecognized tax benefits will decrease by approximately $4,671,000 in 2009.

Interest expense related to FIN 48 was $610,000 and $645,000 in 2008 and 2007, respectively. Total accrued interest as of December 31, 2008 and 2007, was $1,560,000 and $950,000, respectively, and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2008, tax years after 2004 remain open to examination for the federal and Delaware jurisdictions.

NOTE 8 – Pension Plan

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$6,181,000	$5,801,000
Service cost	343,000	368,000
Interest cost	381,000	359,000
Actuarial loss (gain)	94,000	(235,000)
Benefits paid	(87,000)	(116,000)
Other	(4,000)	4,000

Benefit obligation at end of year	6,908,000	6,181,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,955,000	5,019,000
Actual return on plan assets	(1,734,000)	300,000
Employer contribution	203,000	752,000
Benefits paid	(87,000)	(116,000)

Fair value of plan assets at end of year	4,337,000	5,955,000

Unfunded status	$(2,571,000)	$(226,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2008	2007
Long term pension asset	$—	$532,000
Accrued benefit cost	(16,000)	(22,000)
Liability for pension benefits	(2,555,000)	(736,000)

	$(2,571,000)	$(226,000)

The accumulated benefit obligation for our pension plans was $6,269,000 and $5,555,000, respectively, as of December 31, 2008 and 2007.

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2008	2007
Net actuarial loss	$3,361,000	$1,046,000
Prior service cost	104,000	127,000

	$3,465,000	$1,173,000

For the year ending December 31, 2009, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2008:

Actuarial loss	$225,000
Prior service cost	23,000

$248,000

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,908,000, $6,269,000 and $4,337,000, respectively, as of December 31, 2008 and $754,000, $709,000 and $0, respectively, as of December 31, 2007.

We expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2009	$148,000
2010	$165,000
2011	$239,000
2012	$323,000
2013	$359,000
2014-2018	$2,287,000

As of December 31, 2006, the assets of the plan exceeded the actuarial present value of accumulated benefits and accrued pension liabilities. As a result, we reversed our minimum pension liability and recognized $1,245,000 ($737,000 after income taxes) as other comprehensive income. Because this adjustment had no cash impact, the effect has been excluded from the accompanying consolidated statements of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2008	2007	2006
Service cost	$343,000	$368,000	$374,000
Interest cost	381,000	359,000	319,000
Expected return on plan assets	(507,000)	(446,000)	(386,000)
Recognized net actuarial loss	20,000	62,000	105,000
Net amortization	23,000	23,000	24,000

	$260,000	$366,000	$436,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2008, 2007 and 2006, and the actuarial value of the benefit obligation at December 31, 2008 and 2007 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2008	2007	2006	2008	2007
Weighted-average discount rate	6.50%	6.15%	5.85%	6.15%	6.50%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	n/a	n/a

For 2008, we assumed a long-term rate of return on plan assets of 8.5%. In developing the 8.5% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

Our pension plan asset allocation at December 31, 2008 and 2007, and target allocation for 2009 are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2008	2007	2009
Equity mutual funds	70%	66%	50%
Fixed income mutual funds	29%	29%	40%
Other	1%	5%	10%

Total	100%	100%	100%

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

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 9 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2005	$1,650	$1,992	$101,757	$9,453	$(737)	$(838)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(838)	—	—	838
Net loss	—	—	—	(35,345)	—	—
Dividends paid, $0.06 per share	—	—	—	(2,179)	—	—
Issuance of restricted stock awards, net of forfeitures	7	—	(7)	—	—	—
Stock-based compensation	—	—	411	—	—	—
Excess tax benefit on stock awards	—	—	16	—	—	—
Change in fair value of interest rate swap, net of income tax expense of $71	—	—	—	—	105	—
Change in minimum pension liability, net of income tax expense of $508	—	—	—	—	737	—
Adoption of FASB Statement No. 158, net of income tax benefit of $549	—	—	—	—	(798)	—
Repurchase and retirement of common stock	(37)	—	(1,917)	—	—	—
Conversion of Class A common stock to common stock	15	(15)	—	—	—	—
Other	—	—	(10)	—	—	—

Balance at December 31, 2006	1,635	1,977	99,412	(28,071)	(693)	—
Net earnings	—	—	—	3,744	—	—
Unrealized losses on available- for-sale securities, net of income tax benefit of $6	—	—	—	—	(9)	—
Change in fair value of interest rate swap, net of income tax benefit of $174	—	—	—	—	(254)	—
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $71	—	—	—	—	102	—
Dividends paid, $0.06 per share	—	—	—	(2,176)	—	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—	—
Stock-based compensation	—	—	493	—	—	—
Excess tax benefit on stock awards	—	—	10	—	—	—
Repurchase and retirement of common stock	(1)	—	(53)	—	—	—
Conversion of Class A common stock to common stock	25	(25)	—	—	—	—

Balance at December 31, 2007	1,672	1,952	99,849	(26,503)	(854)	—

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Deferred Compensation
Net loss	—	—	—	(5,679)	—	—
Unrealized losses on available- for-sale securities, net of income tax benefit of $59	—	—	—	—	(86)	—
Change in fair value of interest rate swap, net of income tax benefit of $44	—	—	—	—	(64)	—
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $932	—	—	—	—	(1,360)	—
Dividends paid, $0.06 per share	—	—	—	(2,184)	—	—
Proceeds from stock options exercised	4	—	212	—	—	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—	—
Stock-based compensation	—	—	598	—	—	—
Excess tax benefit on stock awards	—	—	27	—	—	—
Repurchase and retirement of common stock	(3)	—	(134)	—	—	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—	—

Balance at December 31, 2008	$1,787	$1,851	$100,539	$(34,366)	$(2,364)	$—

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2008 or 2007. During the year ended December 31, 2006, we purchased and retired 365,393 shares of our outstanding common stock at an average purchase price of $5.23 per share, not including nominal brokerage commissions. At December 31, 2008, we had remaining repurchase authority of 1,634,607 shares.

During the years ended December 31, 2008, 2007 and 2006, we purchased and retired 20,877, 10,151 and 4,843 shares of our outstanding common stock at an average purchase price of $6.56, $5.35 and $6.03 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 523,001 shares of common stock were outstanding under the 1996 Plan as of December 31, 2008. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. Once the options are exercised, our plan requires that the common stock be held a minimum of one year. Our Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of December 31, 2008, there were 1,005,917 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	669,482	$5.69
Exercised	(42,995)	$5.03
Forfeited	(16,000)	$5.64
Expired	(87,486)	$5.45

Outstanding at December 31, 2008	523,001	$5.78	1.6	$—

Exercisable at December 31, 2008	474,789	$5.89	1.2	$—

No stock options were granted during the three year period ending December 31, 2008. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $47,000 on the exercise date. No stock options were exercised during the years ended December 31, 2007 and 2006.

Nonvested stock option activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	105,383	$2.97
Vested	(55,506)	$3.07
Forfeited	(1,666)	$4.68

Nonvested at December 31, 2008	48,211	$2.89

The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $170,000, $212,000 and $383,000, respectively. We recorded, within general and administrative expenses, compensation expense of $102,000, $125,000 and $177,000 related to stock options for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plans.

Nonvested restricted stock activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	357,000	$5.46
Granted	137,000	$6.60
Vested	(56,800)	$5.46
Forfeited	(11,800)	$5.71

Nonvested at December 31, 2008	425,400	$5.82

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $310,000, $181,000 and $86,000, respectively. The grant-date fair value of nonvested stock awards granted during the years ended December 31, 2008, 2007 and 2006 was $6.60, $5.15 and $6.25, respectively. We recorded compensation expense of $497,000, $368,000 and $234,000 related to nonvested stock awards for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $1,728,000 of total unrecognized compensation cost related to nonvested stock awards granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 3.9 years.

On December 31, 2006, we adopted the provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). As a result of adopting Statement No. 158, we decreased our prepaid pension assets by $1,071,000, decreased our intangible assets by $77,000 and increased our pension liability by $199,000, which resulted in us recording an accumulated other comprehensive loss of $1,347,000 ($798,000 after income tax benefit) in our December 31, 2006 consolidated balance sheet. Additionally, we reclassified $771,000 of our $782,000 pension liability from accrued liabilities (current) to liability for pension benefits (non-current). The adoption of Statement No. 158 did not have an impact on our 2006 consolidated statement of earnings or cash flows.

As of December 31, 2008 and 2007, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2008	2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $1,409,000 and $477,000, respectively	$(2,056,000)	$(696,000)
Unrealized loss on interest rate swap, net of income taxes of $147,000 and $103,000, respectively	(213,000)	(149,000)
Accumulated unrealized loss on available-for-sale securities, net of income taxes of $65,000 and $6,000, respectively	(95,000)	(9,000)

Accumulated other comprehensive loss	$(2,364,000)	$(854,000)

NOTE 10 – Financial Instruments

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of December 31, 2008:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$406,000	$406,000	$—	$—
Interest rate swap	(360,000)	—	(360,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets.

At December 31, 2008 and 2007, there was $42,200,000 and $42,300,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 – Long-Term Debt and therefore approximate fair value at December 31, 2008 and 2007, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 6 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At December 31, 2008 and 2007, the interest rate swap had a negative fair value of $360,000 and $252,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2008 and 2007, our outstanding SWIDA bonds had carrying values of $4,101,000 and $4,209,000, respectively, and estimated fair values of $4,499,000 and $4,299,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

NOTE 11 – Related Party Transactions

During the years ended December 31, 2008, 2007 and 2006, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $2,104,000, $1,873,000 and $1,614,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $295,000, $229,000 and $121,000, respectively, to Gaming for the years ended December 31, 2008, 2007 and 2006. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $1,237,000, $1,207,000 and $965,000, during the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, we invoiced Gaming $434,000, $429,000 and $149,000 during 2008, 2007 and 2006, respectively, for a skybox suite, tickets and other services to the events. As of December 31, 2008 and 2007, our consolidated balance sheets included an $11,000 and $18,000 receivable from Gaming, respectively, for the aforementioned items. We received payment for the receivables in January of 2009 and 2008, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

In conjunction with the spin-off of Gaming by us, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. Among these are the Real Property Agreement and the Transition Support Services Agreement.

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

NOTE 12 – Commitments and Contingencies

We lease certain land at Gateway with leases expiring at various dates through 2070. We also lease equipment at our facilities with leases expiring at various dates through 2013. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $365,000, $375,000 and $444,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The minimum lease payments due under these leases are as follows:

2009	$312,000
2010	$219,000
2011	$187,000
2012	$171,000
2013	$161,000
Thereafter	$3,687,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at December 31, 2008. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2008 and 2007, $549,000 and $535,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,600,000 to $9,200,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,000,000 and $2,600,000 and these amounts have been included in the maximum contingent liability disclosed above. This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 13 – Quarterly Results – (unaudited)

	March 31	June 30	September 30	December 31(a)
Year Ended December 31, 2008
Revenues	$2,512,000	$39,415,000	$39,791,000	$2,561,000
Operating (loss) earnings	$(6,927,000)	$12,481,000	$10,804,000	$(19,573,000)
Net (loss) earnings	$(4,148,000)	$5,847,000	$4,699,000	$(12,077,000)
Net (loss) earnings per common share:
Basic	$(0.12)	$0.16	$0.13	$(0.34)

Diluted	$(0.12)	$0.16	$0.13	$(0.34)

Year Ended December 31, 2007
Revenues	$882,000	$40,806,000	$40,951,000	$3,413,000
Operating (loss) earnings	$(6,212,000)	$12,326,000	$11,875,000	$(6,498,000)
Net (loss) earnings	$(3,560,000)	$5,593,000	$5,187,000	$(3,476,000)
Net (loss) earnings per common share:
Basic	$(0.10)	$0.16	$0.14	$(0.10)

Diluted	$(0.10)	$0.16	$0.14	$(0.10)

(a)	During the fourth quarter of 2008, we recorded non-cash impairment charges of $12,795,000 related to our long-lived assets. See NOTE 3 – Impairment Charges.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.