Form 10-Q
period 2009-03-31
DOVER MOTORSPORTS INC
filed 2009-05-08
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock-	18,122,996 shares
Class A Common Stock-	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Admissions	$31	$800
Event-related	28	965
Broadcasting	—	709
Other	26	38

	85	2,512

Expenses:
Operating and marketing	2,199	4,610
General and administrative	3,058	3,167
Depreciation and amortization	1,565	1,662

	6,822	9,439

Operating loss	(6,737)	(6,927)

Interest income	4	31
Interest expense	(784)	(1,101)

Loss before income tax benefit	(7,517)	(7,997)

Income tax benefit	2,829	3,849

Net loss	(4,688)	(4,148)

Unrealized gain (loss) on interest rate swap, net of income tax (expense) benefit of ($34) and $130, respectively	50	(189)

Unrealized loss on available-for-sale securities, net of income tax benefit of $16 and $12, respectively	(24)	(17)

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $26 and $10, respectively	38	11

Comprehensive loss	$(4,624)	$(4,343)

Net loss per common share:
Basic	$(0.13)	$(0.12)

Diluted	$(0.13)	$(0.12)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,138	$288
Accounts receivable	3,349	1,950
Inventories	248	273
Prepaid expenses and other	2,351	1,697
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Income taxes receivable	241	—
Deferred income taxes	100	152
Current assets held for sale	10,726	—

Total current assets	18,153	4,371

Property and equipment, net	134,087	144,684
Restricted cash	3,894	5,219
Other assets, net	542	594
Deferred income taxes	284	311

Total assets	$156,960	$155,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$938	$604
Accrued liabilities	2,253	2,767
Payable to Dover Downs Gaming & Entertainment, Inc.	5	—
Income taxes payable	—	159
Current portion of bonds payable	1,235	1,130
Deferred revenue	16,896	6,962
Current liabilities held for sale	2,865	—

Total current liabilities	24,192	11,622

Revolving line of credit	41,600	42,200
Bonds payable	1,737	2,971
Liability for pension benefits	2,662	2,555
Other liabilities	1,972	1,920
Non current income taxes payable	9,119	9,630
Deferred income taxes	13,145	16,834

Total liabilities	94,427	87,732

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,122,996 and 17,872,751, respectively	1,812	1,787
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	100,591	100,539
Accumulated deficit	(39,421)	(34,366)
Accumulated other comprehensive loss	(2,300)	(2,364)

Total stockholders’ equity	62,533	67,447

Total liabilities and stockholders’ equity	$156,960	$155,179

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:

Net loss	$(4,688)	$(4,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,565	1,662
Amortization of credit facility fees	40	48
Stock-based compensation	142	160
Deferred income taxes	(2,483)	(3,426)
Changes in assets and liabilities:
Accounts receivable	(1,597)	(3,405)
Inventories	(56)	(120)
Prepaid expenses and other	(1,057)	(1,416)
Income taxes receivable/payable	(347)	(434)
Accounts payable	49	552
Accrued liabilities	(362)	(774)
Payable to/ receivable from Dover Downs Gaming & Entertainment, Inc.	16	58
Deferred revenue	10,803	13,605
Other liabilities	307	262

Net cash provided by operating activities	2,332	2,624

Investing activities:
Capital expenditures	(699)	(1,598)
Restricted cash	1,325	346

Net cash provided by (used in) investing activities	626	(1,252)

Financing activities:
Borrowings from revolving line of credit	2,300	3,500
Repayments on revolving line of credit	(2,900)	(3,500)
Repayments of bonds payable	(1,129)	(111)
Dividends paid	(367)	(546)
Repurchase of common stock	(12)	(95)
Excess tax benefit on stock awards	—	9

Net cash used in financing activities	(2,108)	(743)

Net increase in cash and cash equivalents	850	629
Cash and cash equivalents, beginning of period	288	327

Cash and cash equivalents, end of period	$1,138	$956

Supplemental information:
Interest paid	$717	$1,036

Income taxes paid	$—	$2

Change in accounts payable for capital expenditures	$330	$1,441

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2009. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we are scheduled to promote 14 major events during 2009 under the auspices of two of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2009, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	2 NHRA events.

Additionally, we are scheduled to promote a NASCAR Camping World East Series event at Dover International Speedway in connection with our September NASCAR event weekend.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are scheduled to be held in May and September.

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing is expected to take place on or before June 29, 2009 and is subject to financing and customary closing conditions. In March 2009, we received a $100,000 non-refundable deposit towards the purchase price. Two additional $100,000 non-refundable deposits are to be received by us prior to closing.

The assets and liabilities of Memphis International Motorsports Corporation are reported as held for sale in our consolidated balance sheet. Those assets and liabilities consist of the following at March 31, 2009:

Trade receivables, prepaid expenses and inventories	$654,000
Property and equipment, net	10,072,000

Current assets held for sale	$10,726,000

Trade payables and deferred revenue	$1,066,000
Non current income taxes payable and deferred income taxes	1,799,000

Current liabilities held for sale	$2,865,000

We are scheduled to promote 1 NASCAR Nationwide Series event, 1 NASCAR Camping World Truck Series event and 1 NHRA event in 2009 at our Memphis location. Although we will no longer own the Memphis facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis facility.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $33,623,000 and $32,088,000 as of March 31, 2009 and December 31, 2008, respectively.

Impairment of long-lived assets—We evaluate our long-lived assets other than goodwill in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the sales approach and for facilities the cost approach, which gives specific consideration to the value of the land plus contributory value to the improvements.

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

Interest expense related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was $137,000 and $172,000 during the three months ended March 31, 2009 and 2008, respectively. Total accrued interest as of March 31, 2009 was $1,697,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of March 31, 2009, tax years after 2004 remain open to examination for the federal and Delaware jurisdictions.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $56,000 of total revenues for the three months ended March 31, 2008. No barter transactions were recorded as revenues for the three months ended March 31, 2009.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three months ended March 31, 2009 and 2008 were $2,000 and $80,000, respectively.

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

Advertising expenses were $4,000 and $246,000 in for the three months ended March 31, 2009 and 2008, respectively.

Net loss per common share—Basic and diluted net loss per common share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”) which clarifies EITF No. 03-6, Participating Securities and the Two-Class Method Under FAS No. 128. Under this FSP, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009.

Our restricted stock awards include nonforfeitable rights to dividends with respect to nonvested shares. As clarified by FSP EITF 03-6-1, the nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of FSP EITF 03-6-1 had no impact on basic or diluted EPS for the three months ended March 31, 2008.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2009	2008
Net loss per common share – basic:
Net loss	$(4,688,000)	$(4,148,000)
Allocation to nonvested restricted stock awards	(6,000)	(7,000)

Net loss available to common stockholders	$(4,694,000)	$(4,155,000)

Weighted-average shares outstanding	36,011,000	35,903,000

Net loss per common share – basic	$(0.13)	$(0.12)

Net loss per common share – diluted:
Net loss	$(4,688,000)	$(4,148,000)
Allocation to nonvested restricted stock awards	(6,000)	(7,000)

Net loss available to common stockholders	$(4,694,000)	$(4,155,000)

Weighted-average shares outstanding	36,011,000	35,903,000
Dilutive stock options	—	—

Weighted-average shares and dilutive shares outstanding	36,011,000	35,903,000

Net loss per common share – diluted	$(0.13)	$(0.12)

For the three months ended March 31, 2009 and 2008, options to purchase 493,000 and 652,610 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $142,000 and $160,000 as general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively. We recorded income tax benefits of $58,000 and $62,000 for the three months ended March 31, 2009 and 2008, respectively, related to our nonvested restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recent Accounting Pronouncements—In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of Statement No. 161 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 7 – Financial Instruments. The adoption of Statement No. 157 for non-recurring non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

NOTE 4 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
Revolving line of credit	$41,600,000	$42,200,000
SWIDA bonds	2,972,000	4,101,000

	44,572,000	46,301,000
Less current portion	(1,235,000)	(1,130,000)

	$43,337,000	$45,171,000

At March 31, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at March 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at March 31, 2009) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,600,000 outstanding under the credit facility at March 31, 2009, at a weighted average interest rate of 2.9%. After consideration of stand-by letters of credit outstanding, borrowings of $8,726,000 were available pursuant to the credit facility at March 31, 2009. Based on projected future results, including the assumed sale of Memphis Motorsports Park (see NOTE 2 – Business Operations), we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months. We project that if the sale of Memphis Motorsports Park is not completed as anticipated that our ability to maintain compliance with the financial covenants in our revolving credit facility could be impacted in the third quarter. If this were to occur, we believe that we would be able to renegotiate our credit facility. However, violation of these financial covenants could result in the acceleration of all of our outstanding debt and could have a material adverse effect on our liquidity and financial position.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio (200 basis points at March 31, 2009).

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,972,000 was outstanding at March 31, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31 2009, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $77,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$97,000	$98,000
Interest cost	106,000	101,000
Expected return on plan assets	(96,000)	(136,000)
Recognized net actuarial loss	56,000	14,000
Net amortization	8,000	7,000

	$171,000	$84,000

We expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements. No contributions were made to our pension plans during the three months ended March 31, 2009 or 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,787	$1,851	$100,539	$(34,366)	$(2,364)
Net loss	—	—	—	(4,688)	—
Dividends paid, $0.01 per share	—	—	—	(367)	—
Issuance of restricted stock awards, net of forfeitures	26	—	(26)	—	—
Stock-based compensation	—	—	142	—	—
Excess tax expense on stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(11)	—	—
Unrealized gain on interest rate swap, net of income tax expense of $34	—	—	—	—	50
Unrealized loss on available-for-sale securities, net of income tax benefit of $16	—	—	—	—	(24)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $26	—	—	—	—	38

Balance at March 31, 2009	$1,812	$1,851	$100,591	$(39,421)	$(2,300)

On April 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.01 per share. The dividend is payable on June 10, 2009 to stockholders of record at the close of business on May 10, 2009.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2009 or 2008. At March 31, 2009, we had remaining repurchase authority of 1,634,607 shares.

During the three months ended March 31, 2009 and 2008, we purchased and retired 8,755 and 14,445 shares of our outstanding common stock at an average purchase price of $1.48 and $6.60 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

As of March 31, 2009 and December 31, 2008, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2009	December 31, 2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,383,000 and $1,409,000, respectively	$(2,018,000)	$(2,056,000)
Unrealized loss on interest rate swap, net of income tax benefit of $113,000 and $147,000, respectively	(163,000)	(213,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $81,000 and $65,000, respectively	(119,000)	(95,000)

Accumulated other comprehensive loss	$(2,300,000)	$(2,364,000)

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of March 31, 2009:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$367,000	$367,000	$—	$—
Interest rate swap	(276,000)	—	(276,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2009 and December 31, 2008, there was $41,600,000 and $42,200,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 – Long-Term Debt and therefore approximate fair value at March 31, 2009 and December 31, 2008, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 4 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At March 31, 2009 and December 31, 2008, the interest rate swap had a negative fair value of $276,000 and $360,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2009 and December 31, 2008, our outstanding SWIDA bonds had carrying values of $2,972,000 and $4,101,000, respectively, and estimated fair values of $3,188,000 and $4,499,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2009 and 2008, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $489,000 and $526,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $73,000 and $36,000, respectively, to Gaming for the three months ended March 31, 2009 and 2008. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $91,000 and $89,000 during the three months ended March 31, 2009 and 2008, respectively, for a skybox suite, tickets and other services to the events. As of March 31, 2009 and December 31, 2008, our consolidated balance sheets include a $5,000 payable and $11,000 receivable from Gaming, respectively, for the aforementioned items. We have since settled the payable in the second quarter of 2009 and the receivable was settled in the first quarter of 2009. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at March 31, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2009 and December 31, 2008, $515,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $56,000 of total revenues for the three months ended March 31, 2008. No barter transactions were recorded as revenues for the three months ended March 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Revenues decreased $2,427,000 in the first quarter of 2009 as compared to the first quarter of 2008. We promoted a NASCAR Nationwide Series event at our Nashville facility during the first quarter of 2008. This event was held in the second quarter of 2009.

Operating and marketing expenses were $2,199,000 in the first quarter of 2009 as compared to $4,610,000 in the first quarter of 2008. The $2,411,000 decrease primarily related to the change in our motorsports event calendar discussed above.

General and administrative expenses remained consistent between the first quarter of 2009 and the first quarter of 2008 at $3,058,000 and $3,167,000, respectively.

Depreciation and amortization expense was $1,565,000 in the first quarter of 2009 as compared to $1,662,000 in the first quarter of 2008. The decrease resulted primarily from a reduction in our depreciable asset base resulting from an impairment charge recorded in the fourth quarter of 2008, partially offset by depreciation on assets placed in service in the second quarter of 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense decreased to $780,000 in the first quarter of 2009 as compared to $1,070,000 in the first quarter of 2008 due to a lower average interest rate on our credit facility.

Our effective income tax rates for the first quarter of 2009 and 2008 were 37.6% and 48.1%, respectively. The decrease in the effective income tax rate from the prior year rate was primarily the result of a reduction in our combined effective state income tax rate.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities decreased slightly to $2,332,000 for the three months ended March 31, 2009 from $2,624,000 for the three months ended March 31, 2008 primarily due to lower advance collections from customers.

Net cash provided by investing activities was $626,000 for the three months ended March 31, 2009 as compared to net cash used in investing activities of $1,252,000 for the three months ended March 31, 2008. Capital expenditures were $699,000 in the first three months of 2009, down from $1,598,000 in the first three months of 2008. The 2009 additions related primarily to the Monster Makeover project, including racetrack improvements at our Dover facility. The 2008 additions also related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. Changes in our restricted cash accounts were $1,325,000 and $346,000 for the three month periods ended March 31, 2009 and 2008, respectively.

Net cash used in financing activities was $2,108,000 for the three months ended March 31, 2009 as compared to $743,000 for the three months ended March 31, 2008. We had net repayments on our outstanding line of credit of $600,000 in the first three months of 2009. There was no net change in borrowings on our line of credit in the first three months of 2008. Repayments of our outstanding SWIDA bonds were $1,129,000 for the first three months of 2009 as compared to $111,000 for the first three months of 2008. We paid $367,000 in cash dividends in the first three months of 2009 as compared to $546,000 in the first three months of 2008. During the first three months of 2009 and 2008, we purchased and retired 8,755 and 14,445 shares of our common stock at an average purchase price of $1.48 and $6.60 per share, respectively, not including nominal brokerage commissions.

On April 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.01 per share. The dividend is payable on June 10, 2009 to shareholders of record at the close of business on May 10, 2009.

At March 31, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at March 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at March 31, 2009) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2009, we were in compliance with the terms of the credit facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,600,000 outstanding under the credit facility at March 31, 2009, at a weighted average interest rate of 2.9%. After consideration of stand-by letters of credit outstanding, borrowings of $8,726,000 were available pursuant to the credit facility at March 31, 2009. Based on projected future results, including the assumed sale of Memphis Motorsports Park (see NOTE 2 – Business Operations), we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months. We project that if the sale of Memphis Motorsports Park is not completed as anticipated that our ability to maintain compliance with the financial covenants in our revolving credit facility could be impacted in the third quarter. If this were to occur, we believe that we would be able to renegotiate our credit facility. However, violation of these financial covenants could result in the acceleration of all of our outstanding debt and could have a material adverse effect on our liquidity and financial position.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio (200 basis points at March 31, 2009).

Our wholly-owned subsidiary, Midwest Racing, Inc., entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C. Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. As additional consideration for the purchase, we will receive a two percent non-dilutable interest in Gulf Coast and expect to enter into an agreement to provide motorsports management services to Alabama Motorsports Park when the facilities become operational. Closing is expected to take place on or before June 29, 2009 and is subject to financing and customary closing conditions. In March 2009, we received a $100,000 non-refundable deposit towards the purchase price. Two additional $100,000 non-refundable deposits are to be received by us prior to closing.

We are scheduled to promote 1 NASCAR Nationwide Series event, 1 NASCAR Camping World Truck Series event and 1 NHRA event in 2009 at our Memphis location. Although we will no longer own this facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures and maintenance of a dividend in 2009. Based on current business conditions, we expect to spend approximately $2,000,000 on capital expenditures during 2009. These expenditures primarily relate to our Monster Makeover project. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $20,000,000 was spent as of March 31, 2009. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements, none of which was contributed during the three months ended March 31, 2009. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2009, we had the following contractual obligations and other commercial commitments:

	Total	Payments Due by Period
		2009	2010 – 2011	2012 –2013	Thereafter
Revolving line of credit	$41,600,000	$—	$41,600,000	$—	$—
SWIDA bonds(b)	2,972,000	—	2,580,000	392,000	—

Total debt	44,572,000	—	44,180,000	392,000	—
Estimated interest payments on revolving line of credit(a)	3,070,000	1,167,000	1,903,000	—	—
Interest payments on SWIDA bonds(b)	472,000	137,000	317,000	18,000	—
Operating leases	4,653,000	229,000	406,000	331,000	3,687,000
Pension contributions(c)	475,000	475,000	—	—	—

Total contractual cash obligations	$53,242,000	$2,008,000	$46,806,000	$741,000	$3,687,000

(a)

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2009 and related interest rates. For $10,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement. For the remaining $31,600,000 of our outstanding borrowings, we used our interest rates as of March 31, 2009.

(b)

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,972,000 was outstanding at March 31, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2009, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $77,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

(c)

We expect to contribute between $300,000 and $650,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements, none of which was contributed in the first three months of 2009. For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at March 31, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2009 and December 31, 2008, $515,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $9,119,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2009, our valuation allowance net of federal income taxes was $8,488,000, which increased by $131,000 in the first three months of 2009, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding on March 31, 2009. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2009 and December 31, 2008, $515,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

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

We May Not Be Able To Maintain Our Listing With The New York Stock Exchange

Our common stock is traded on the NYSE. We are required to maintain market capitalization of more than $75,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $75,000,000 in order to remain in compliance with NYSE continued listing standards. NYSE notified us on February 17, 2009 that we are “below compliance” because as of February 13, 2009 our 30 trading-day average market capitalization was $61.9 million and our stockholder’s equity as of December 31, 2008 was $67,447,000. We had 45 days from receipt of the notice from the NYSE to submit a plan to them and demonstrate our ability to achieve compliance with continued listing standards within 18 months. We submitted our plan on March 19, 2009 and it has been accepted by the NYSE. As a result, our common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure that we progress toward our plan to restore compliance with continued listing standards. If we are not able to regain compliance with NYSE listing standards, our stock will be delisted from trading on the NYSE. This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

At March 31, 2009, we have marketable securities of $367,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At March 31, 2009, there was $41,600,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of March 31, 2009, the interest rate swap had a negative fair value of $276,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $225,000 at March 31, 2009. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $327,000 at March 31, 2009. A change in interest rates will have no impact on the interest expense associated with the $10,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $316,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2009.

At March 31, 2009, our outstanding balance of the SWIDA bonds had a carrying value of $2,972,000 and an estimated fair value of $3,188,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at March 31, 2009.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,300,000 was outstanding at March 31, 2009. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we purchased and retired 8,755 shares of our outstanding common stock at an average purchase price of $1.48 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2009 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	8,755	$1.48	—	1,634,607
February 1, 2009 – February 28, 2009	—	—	—	1,634,607
March 1, 2009 – March 31, 2009	—	—	—	1,634,607

Total	8,755	$1.48	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 29, 2009, Henry B. Tippie, R. Randall Rollins and Patrick J. Bagley were re-elected as directors by our stockholders. Directors whose terms of office continued after the meeting were Denis McGlynn, John W. Rollins, Jr., Jeffrey W. Rollins and Kenneth K. Chalmers.

	Votes For	Votes Withheld	Shares Not Voted
Election of Henry B. Tippie	193,156,731	8,729,428	1,346,587
Election of R. Randall Rollins	198,167,816	3,718,343	1,346,587
Election of Patrick J. Bagley	197,432,641	4,453,518	1,346,587

Additionally, an attempt to eliminate our rights agreement was defeated by our stockholders with 189,326,505 votes against, 8,813,881 votes for and 64,369 votes abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 1 dated February 13, 2009 to the Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C.

10.2	Amendment No. 2 dated April 24, 2009 to the Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 8, 2009	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer