Form 10-Q
period 2009-06-30
DOVER MOTORSPORTS INC
filed 2009-08-10
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock-	18,118,966 shares
Class A Common Stock-	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Admissions	$11,922	$13,936	$11,953	$14,736
Event-related	8,751	11,387	8,779	12,352
Broadcasting	14,938	14,077	14,938	14,786
Other	7	15	33	53

	35,618	39,415	35,703	41,927

Expenses:
Operating and marketing	23,147	22,108	25,346	26,718
General and administrative	3,099	3,122	6,157	6,289
Depreciation and amortization	1,617	1,704	3,182	3,366

	27,863	26,934	34,685	36,373

Operating earnings	7,755	12,481	1,018	5,554

Interest income	3	19	7	50
Interest expense	(735)	(1,051)	(1,519)	(2,152)
Loss on sale of investments	(102)	—	(102)	—

Earnings (loss) before income tax expense	6,921	11,449	(596)	3,452

Income tax expense	3,033	5,602	204	1,753

Net earnings (loss)	3,888	5,847	(800)	1,699

Unrealized gain (loss) on interest rate swap, net of income taxes	54	143	104	(46)

Unrealized gain (loss) on available-for-sale securities, net of income taxes	29	(4)	5	(21)

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	61	—	61	—

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	37	12	75	23

Comprehensive earnings (loss)	$4,069	$5,998	$(555)	$1,655

Net earnings (loss) per common share:
Basic	$0.11	$0.16	$(0.02)	$0.05

Diluted	$0.11	$0.16	$(0.02)	$0.05

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$514	$288
Accounts receivable	2,923	1,950
Inventories	350	273
Prepaid expenses and other	1,902	1,697
Receivable from Dover Downs Gaming & Entertainment, Inc.	9	11
Prepaid income taxes	43	—
Deferred income taxes	111	152
Current assets held for sale	10,798	—

Total current assets	16,650	4,371

Property and equipment, net	133,283	144,684
Restricted cash	3,894	5,219
Other assets, net	576	594
Deferred income taxes	263	311

Total assets	$154,666	$155,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,705	$604
Accrued liabilities	3,518	2,767
Income taxes payable	—	159
Current portion of bonds payable	1,235	1,130
Deferred revenue	11,869	6,962
Current liabilities held for sale	3,442	—

Total current liabilities	22,769	11,622

Revolving line of credit	34,800	42,200
Bonds payable	1,737	2,971
Liability for pension benefits	2,680	2,555
Other liabilities	1,994	1,920
Non current income taxes payable	8,837	9,630
Deferred income taxes	15,479	16,834

Total liabilities	88,296	87,732

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,118,966 and 17,872,751, respectively	1,812	1,787
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	100,725	100,539
Accumulated deficit	(35,899)	(34,366)
Accumulated other comprehensive loss	(2,119)	(2,364)

Total stockholders’ equity	66,370	67,447

Total liabilities and stockholders’ equity	$154,666	$155,179

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:

Net (loss) earnings	$(800)	$1,699
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,182	3,366
Amortization of credit facility fees	80	94
Stock-based compensation	283	317
Deferred income taxes	(355)	1,262
Changes in assets and liabilities:
Accounts receivable	(1,245)	(11,450)
Inventories	(135)	(236)
Prepaid expenses and other	(577)	(2,081)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	2	19
Prepaid income taxes/income taxes payable	(132)	(603)
Accounts payable	2,152	2,252
Accrued liabilities	1,210	1,061
Deferred revenue	5,831	8,524
Other liabilities	501	420

Net cash provided by operating activities	9,997	4,644

Investing activities:
Capital expenditures	(1,817)	(6,082)
Restricted cash	1,325	275
Proceeds from sale of available-for-sale-securities	187	—
Purchase of available-for-sale-securities	(185)	(50)

Net cash used in investing activities	(490)	(5,857)

Financing activities:
Borrowings from revolving line of credit	15,600	18,600
Repayments on revolving line of credit	(23,000)	(15,500)
Repayments of bonds payable	(1,129)	(110)
Dividends paid	(733)	(1,092)
Repurchase of common stock	(19)	(137)
Proceeds from stock options exercised	—	216
Excess tax benefit on stock awards	—	27

Net cash (used in) provided by financing activities	(9,281)	2,004

Net increase in cash and cash equivalents	226	791
Cash and cash equivalents, beginning of period	288	327

Cash and cash equivalents, end of period	$514	$1,118

Supplemental information:
Interest paid	$1,249	$1,760

Income taxes paid	$690	$1,067

Change in accounts payable for capital expenditures	$—	$(111)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2009. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to the seasonal nature of our business.

NOTE 2 – Liquidity

As of June 30, 2009 we have $34,800,000 outstanding under our primary revolving credit facility which expires in July 2011. Based on our current projected future results, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter. We are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months. The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern. While we are negotiating an amendment to the credit facility based on a draft commitment letter from our lenders, the amendment has not been executed as of the due date for our Form 10-Q. We believe that the amendment will be finalized within the next few days; however, without the formal amendment being executed there is no assurance that the projected financial covenant violations projected in the third quarter based upon the pre amendment financial covenants will not result in the acceleration of all of our outstanding debt which would have a material adverse effect on our liquidity and financial position.

NOTE 3 – Business Operations

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

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast has not finalized its project financing. We are currently in the process of negotiating an amendment to the stock purchase agreement which would allow the buyer to extend the closing date to September 29, 2009 for additional consideration.

The assets and liabilities of Memphis International Motorsports Corporation are reported as held for sale in our consolidated balance sheet. Those assets and liabilities consist of the following at June 30, 2009:

Trade receivables, prepaid expenses and inventories	$740,000
Property and equipment, net	10,058,000

Current assets held for sale	$10,798,000

Trade payables and deferred revenue	$1,434,000
Non current income taxes payable and deferred income taxes	2,008,000

Current liabilities held for sale	$3,442,000

We promoted 1 NASCAR Camping World Truck Series event in the second quarter of 2009 and are scheduled to promote 1 NASCAR Nationwide Series event and 1 NHRA event in the fourth quarter of 2009 at our Memphis location. Although we will no longer own this facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis facility.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 7 – Stockholders’ Equity and NOTE 8 – Financial Instruments for further discussion.

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive (loss) income until the hedged item is recognized in earnings. See NOTE 5 – Long-Term Debt and NOTE 8 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $35,051,000 and $32,088,000 as of June 30, 2009 and December 31, 2008, respectively.

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

Interest expense related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was $112,000 and $249,000, and $167,000 and $339,000 during the three and six-month periods ended June 30, 2009 and 2008, respectively. Total accrued interest as of June 30, 2009 was $1,809,000 and was included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of June 30, 2009, tax years after 2004 remain open to examination for the federal and Delaware jurisdictions.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $450,000 of total revenues for the three and six-month periods ended June 30, 2009. Barter transactions accounted for $458,000 and $514,000 of total revenues for the three and six-month periods ended June 30, 2008.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three and six-month periods ended June 30, 2009 and 2008 were $190,000 and $192,000, and $200,000 and $280,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $1,431,000 and $1,435,000, and $1,421,000 and $1,667,000 for the three and six-month periods ended June 30, 2009 and 2008, respectively.

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”) which clarifies EITF No. 03-6, Participating Securities and the Two-Class Method Under FAS No. 128. Under this FSP, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009.

Our restricted stock awards include nonforfeitable rights to dividends with respect to nonvested shares. As clarified by FSP EITF 03-6-1, the nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of FSP EITF 03-6-1 did not change our basic or diluted EPS for the three or six-month periods ended June 30, 2008.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings (loss) per common share – basic:
Net earnings (loss)	$3,888	$5,847	$(800)	$1,699
Allocation to nonvested restricted stock awards	65	71	12	21

Net earnings (loss) available to common stockholders	$3,823	$5,776	$(812)	$1,678

Weighted-average shares outstanding	36,021	35,940	36,016	35,922

Net earnings (loss) per common share – basic	$0.11	$0.16	$(0.02)	$0.05

Net earnings (loss) per common share – diluted:
Net earnings	$3,888	$5,847	$(800)	$1,699
Allocation to nonvested restricted stock awards	65	71	12	21

Net earnings (loss) available to common stockholders	$3,823	$5,918	$(812)	$1,678

Weighted-average shares outstanding	36,021	35,940	36,016	35,922
Dilutive stock options	—	90	—	99

Weighted-average shares and dilutive shares outstanding	36,021	36,030	36,016	36,021

Net earnings (loss) per common share – diluted	$0.11	$0.16	$(0.02)	$0.05

For the three and six-month periods ended June 30, 2009 and 2008, options to purchase 493,000 and 219,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $141,000 and $283,000, and $157,000 and $317,000 as general and administrative expenses for the three and six-month periods ended June 30, 2009 and 2008, respectively. We recorded income tax benefits of $57,000 and $115,000, and $70,000 and $132,000 for the three and six-month periods ended June 30, 2009 and 2008, respectively, related to our nonvested restricted stock awards.

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

Recent Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in 2010 and do not expect that it will have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. For the three and six months ended June 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 10,

2009. We adopted SFAS No. 165 in the current quarter ending June 30, 2009 and it did not have an impact on our consolidated financial statements.

NOTE 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
Revolving line of credit	$34,800,000	$42,200,000
SWIDA bonds	2,972,000	4,101,000

	37,772,000	46,301,000
Less current portion	(1,235,000)	(1,130,000)

	$36,537,000	$45,171,000

At June 30, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at June 30, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at June 30, 2009) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At June 30, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $34,800,000 outstanding under the credit facility at June 30, 2009, at a weighted average interest rate of 2.2%. After consideration of stand-by letters of credit outstanding, borrowings of $15,526,000 were available pursuant to the credit facility at June 30, 2009. Based on projected future results, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter. As discussed in NOTE 2 – Liquidity, we are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio (200 basis points at June 30, 2009).

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,972,000 was outstanding at June 30, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At June 30 2009, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $69,000 and $146,000, and $96,000 and $192,000 for the three and six-month periods ended June 30, 2009 and 2008, respectively. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$98,000	$97,000	$195,000	$195,000
Interest cost	107,000	102,000	213,000	203,000
Expected return on plan assets	(97,000)	(137,000)	(193,000)	(273,000)
Recognized net actuarial loss	57,000	14,000	113,000	28,000
Net amortization	7,000	8,000	15,000	15,000

	$172,000	$84,000	$343,000	$168,000

We contributed $90,000 to our pension plans during the three and six-month periods ended June 30, 2009. We contributed $150,000 and $250,000 to our pension plans during the three and six-month periods ended June 30, 2008. We expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,787	$1,851	$100,539	$(34,366)	$(2,364)
Net loss	—	—	—	(800)	—
Dividends paid, $0.03 per share	—	—	—	(733)	—
Issuance of restricted stock awards, net of forfeitures	26	—	(26)	—	—
Stock-based compensation	—	—	283	—	—
Tax shortfall from stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(18)	—	—
Unrealized gain on interest rate swap, net of income tax expense of $71	—	—	—	—	104
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	5
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $41	—	—	—	—	61
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $52	—	—	—	—	75

Balance at June 30, 2009	$1,812	$1,851	$100,725	$(35,899)	$(2,119)

On July 29, 2009, our Board of Directors announced that it voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. The Board believes that this action is prudent given current economic conditions. We anticipate that this suspension will continue through the end of 2009 and we will consider the resumption of a regular dividend in 2010 taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2009 or 2008. At June 30, 2009, we had remaining repurchase authority of 1,634,607 shares.

During the three and six-month periods ended June 30, 2009 and 2008, we purchased and retired 4,030 and 12,785, and 6,432 and 20,877 shares of our outstanding common stock at an average purchase price of $1.56 and $1.51, and $6.48 and $6.56 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

As of June 30, 2009 and December 31, 2008, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2009	December 31, 2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,357,000 and $1,409,000, respectively	$(1,981,000)	$(2,056,000)
Unrealized loss on interest rate swap, net of income tax benefit of $76,000 and $147,000, respectively	(109,000)	(213,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $20,000 and $65,000, respectively	(29,000)	(95,000)

Accumulated other comprehensive loss	$(2,119,000)	$(2,364,000)

NOTE 8 – Financial Instruments

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of June 30, 2009:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$418,000	$418,000	$—	$—
Interest rate swap	(185,000)	—	(185,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets. During the three months ended June 30, 2009, we sold investments with a cost basis of $289,000 and recognized a loss on sale of $102,000. This loss is reported in other expense in our consolidated statement of operations. The proceeds from the sale were reinvested in mutual funds classified as available-for-sale.

At June 30, 2009 and December 31, 2008, there was $34,800,000 and $42,200,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore approximate fair value at June 30, 2009 and December 31, 2008, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 5 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At June 30, 2009 and December 31, 2008, the interest rate swap had a negative fair value of $185,000 and $360,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap. We recognized $104,000 in unrealized gains and $46,000 in unrealized losses on our interest rate swap, net of income taxes, for the six months ended June 30, 2009 and 2008, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2009 and December 31, 2008, our outstanding SWIDA bonds had carrying values of $2,972,000 and $4,101,000, respectively, and estimated fair values of $3,186,000 and $4,499,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

NOTE 9 – Related Party Transactions

During the three and six-month periods ended June 30, 2009 and 2008, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $499,000 and $988,000, and $531,000 and $1,057,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $60,000 and $133,000, and $36,000 and $72,000, respectively, to Gaming for the three and six-month periods ended June 30, 2009 and 2008. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services for which we were invoiced $491,000 and $634,000, respectively. Additionally, we invoiced Gaming $121,000 and $212,000, and $187,000 and $276,000 during the three and six-month periods ended June 30, 2009 and 2008, respectively, for a skybox suite, tickets and other services to the events. As of June 30, 2009 and December 31, 2008, our consolidated balance sheets include a $9,000 and $11,000 receivable from Gaming, respectively, for the aforementioned items. We have since settled these items in the third quarter of 2009 and the first quarter of 2009, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at June 30, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of June 30, 2009 and December 31, 2008, $1,446,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Barter transactions accounted for $450,000 of total revenues for the three and six-month periods ended June 30, 2009. Barter transactions accounted for $458,000 and $514,000 of total revenues for the three and six-month periods ended June 30, 2008.

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

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Admissions revenue was $11,922,000 in the second quarter of 2009 as compared to $13,936,000 in the second quarter of 2008. The $2,014,000 decrease was primarily related to lower admissions revenue at our June NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during the quarter. We believe the decrease in attendance was attributable in part to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Partially offsetting this decrease was a change in our major events schedule. We promoted a NASCAR Nationwide Series event at our Nashville Superspeedway facility during the first quarter of 2008. This event was held in the second quarter of 2009.

Event-related revenue was $8,751,000 in the second quarter of 2009 as compared to $11,387,000 in the second quarter of 2008. The $2,636,000 decrease was primarily related to lower luxury suite rentals and concession sales at our June NASCAR Sprint Cup Series event at Dover International Speedway and lower sponsorship revenues at all events we promoted during the quarter as a result of the aforementioned economic conditions. Additionally, a large event held at our Gateway International Raceway facility in June of 2008 was not held in 2009. Partially offsetting these decreases was the change in our motorsports event calendar discussed above.

Broadcasting revenue was $14,938,000 in the second quarter of 2009 as compared to $14,077,000 in the second quarter of 2008. The $861,000 increase was primarily related to higher broadcasting revenue for all of our NASCAR-sanctioned events promoted during the second quarter of 2009 and the change in our motorsports event calendar discussed above.

Operating and marketing expenses were $23,147,000 in the second quarter of 2009 as compared to $22,108,000 in the second quarter of 2008. The $1,039,000 increase primarily related to the change in our motorsports event calendar discussed above, partially offset by cost savings at all other major events promoted during the quarter and a reduction in expenses due to the lower event-related revenues.

General and administrative expenses remained consistent between the second quarter of 2009 and the second quarter of 2008 at $3,099,000 and $3,122,000, respectively.

Depreciation and amortization expense was $1,617,000 in the second quarter of 2009 as compared to $1,704,000 in the second quarter of 2008. The decrease resulted primarily from the cessation of depreciation expense at our Memphis track which is currently classified as held-for-sale and a reduction in our depreciable asset base resulting from an impairment charge recorded in the fourth quarter of 2008, partially offset by depreciation on assets placed in service in June of 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense decreased to $732,000 in the second quarter of 2009 as compared to $1,032,000 in the second quarter of 2008 due primarily to a lower average interest rate.

Loss on sale of investments was $102,000 in the second quarter of 2009 and related solely to losses on the sale of available-for-sale securities.

Our effective income tax rates for the second quarter of 2009 and 2008 were 43.8% and 48.9%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Admissions revenue was $11,953,000 in the first six months of 2009 as compared to $14,736,000 in the first six months of 2008. We promoted seven major events during the first six months of 2009 and 2008. The $2,783,000 decrease was primarily related to lower admissions revenue at our June NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during the six months. We believe the decrease in attendance was attributable in part to the aforementioned economic conditions.

Event-related revenue was $8,779,000 in the first six months of 2009 as compared to $12,352,000 in the first six months of 2008. The $3,573,000 decrease was primarily related to lower luxury suite rentals and concession sales at our June NASCAR Sprint Cup Series event at Dover International Speedway and lower sponsorship revenues at all events we promoted during the first six months of 2009 as a result of the aforementioned economic conditions. Additionally, a large event held at our Gateway International Raceway facility in June of 2008 was not held in 2009.

Broadcasting revenue was $14,938,000 in the first six months of 2009 as compared to $14,786,000 in the first six months of 2008. The $152,000 increase was primarily related to higher broadcasting revenue for all of our NASCAR-sanctioned events promoted during the first six months of 2009.

Operating and marketing expenses were $25,346,000 in the first six months of 2009 as compared to $26,718,000 in the first six months of 2008. The $1,372,000 decrease primarily related to cost savings at all major events promoted in the first six months of 2009 and a reduction in expenses due to the lower event-related revenues.

General and administrative expenses decreased slightly between the first six months of 2009 and the first six months of 2008 from $6,157,000 to $6,289,000, respectively.

Depreciation and amortization expense was $3,182,000 in the first six months of 2009 as compared to $3,366,000 in the first six months of 2008. The decrease resulted primarily from the cessation of depreciation expense at our Memphis track which is currently classified as held-for-sale and a reduction in our depreciable asset base resulting from an impairment charge recorded in the fourth quarter of 2008, partially offset by depreciation on assets placed in service in June of 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense decreased to $1,512,000 in the first six months of 2009 as compared to $2,102,000 in the first six months of 2008 due to a lower average interest rate and lower average outstanding borrowings on our credit facility.

Loss on sale of investments was $102,000 in the first six months of 2009 and related solely to losses on the sale of available-for-sale securities.

Our effective income tax rates for the first six months of 2009 and 2008 were (34.2%) and 50.8%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities increased to $9,997,000 for the six months ended June 30, 2009 from $4,644,000 for the six months ended June 30, 2008 primarily due to the timing of receipt of our broadcasting revenue related to our June NASCAR-sanctioned event at Dover International Speedway. For the 2009 event, we received all of the broadcast revenue by June 30, 2009. For the 2008 event, we received a large portion of the broadcast revenue in July 2008. Partially offsetting this increase in cash provided by operation activities was a decrease in advance collections from customers.

Net cash used in investing activities was $490,000 for the six months ended June 30, 2009 as compared to $5,857,000 for the six months ended June 30, 2008. Capital expenditures were $1,817,000 in the first six months of 2009, down from $6,082,000 in the first six months of 2008. The 2009 additions related primarily to the Monster Makeover project, including racetrack improvements at our Dover facility. The 2008 additions also related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. Changes in our restricted cash accounts were $1,325,000 and $275,000 for the six month periods ended June 30, 2009 and 2008, respectively.

Net cash used in financing activities was $9,281,000 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $2,004,000 for the six months ended June 30, 2008. We had net repayments on our outstanding line of credit of $7,400,000 in the first six months of 2009. We had an increase in borrowings on our line of credit of $3,100,000 in the first six months of 2008. Our ability to repay our line of credit in the second quarter of 2009 was primarily due to the aforementioned timing of the receipt of our broadcast revenue. Repayments of our outstanding SWIDA bonds were $1,129,000 for the first six months of 2009 as compared to $110,000 for the first six months of 2008. We paid $733,000 in cash dividends in the first six months of 2009 as compared to $1,092,000 in the first six months of 2008. During the first six months of 2009 and 2008, we purchased and retired 12,785 and 20,877 shares of our common stock at an average purchase price of $1.51 and $6.56 per share, respectively.

On July 29, 2009, our Board of Directors announced that it voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. The Board believes that this action is prudent given current economic conditions. We anticipate that this suspension will continue through the end of 2009 and we will consider the resumption of a regular dividend in 2010 taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

At June 30, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 unsecured revolving credit agreement with a bank group. The credit facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points (200 basis points at June 30, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points (+25 basis points at June 30, 2009) depending on the leverage ratio, except that the base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At June 30, 2009, we were in compliance with the terms of the credit facility including all covenants.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $34,800,000 outstanding under the credit facility at June 30, 2009, at a weighted average interest rate of 2.2%. After consideration of stand-by letters of credit outstanding, borrowings of $15,526,000 were available pursuant to the credit facility at June 30, 2009. Based on projected future results, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter. As discussed in NOTE 2 – Liquidity of the consolidated financial statements included elsewhere in this document, we are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months. The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern. While we are negotiating an amendment to the credit facility based on a draft commitment letter from our lenders, the amendment has not been executed as of the due date for our Form 10-Q. We believe that the amendment will be finalized within the next few days; however, without the formal amendment being executed there is no assurance that the projected financial covenant violations projected in the third quarter based upon the pre amendment financial covenants will not result in the acceleration of all of our outstanding debt which would have a material adverse effect on our liquidity and financial position.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio (200 basis points at June 30, 2009).

Our wholly-owned subsidiary, Midwest Racing, Inc., entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C. Under the terms of the agreement, Midwest Racing will sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. As additional consideration for the purchase, we will receive a two percent non-dilutable interest in Gulf Coast and expect to enter into an agreement to provide motorsports management services to Alabama Motorsports Park when the facilities become operational. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast has not finalized its project financing. We are currently in the process of negotiating an amendment to the stock purchase agreement which would allow the buyer to extend the closing date to September 29, 2009 for additional consideration.

We promoted 1 NASCAR Camping World Truck Series event in the second quarter of 2009 and are scheduled to promote 1 NASCAR Nationwide Series event and 1 NHRA event in the fourth quarter of 2009 at our Memphis location. Although we will no longer own this facility after the close of the sale, we expect to enter into an agreement with Gulf Coast to provide management services for the Memphis facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $2,000,000 on capital expenditures during 2009. These expenditures primarily relate to our Monster Makeover project. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $21,000,000 was spent as of June 30, 2009. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute between $300,000 and $650,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements, of which $90,000 was contributed during the six months ended June 30, 2009. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare, and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2009, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Revolving line of credit	$34,800,000	$—	$34,800,000	$—	$—
SWIDA bonds(b)	2,972,000	—	2,580,000	392,000	—

Total debt	37,772,000	—	37,380,000	392,000	—
Estimated interest payments on revolving line of credit(a)	1,740,000	539,000	1,201,000	—	—
Interest payments on SWIDA bonds(b)	472,000	137,000	317,000	18,000	—
Operating leases	4,695,000	177,000	500,000	331,000	3,687,000
Pension contributions(c)	385,000	385,000	—	—	—

Total contractual cash obligations	$45,064,000	$1,238,000	$39,398,000	$741,000	$3,687,000

(a)

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2009 and related interest rates. For $10,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement. For the remaining $24,800,000 of our outstanding borrowings, we used our interest rates as of June 30, 2009.

(b)

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,972,000 was outstanding at June 30, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2009, $3,894,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. In addition, a portion of the property taxes to be paid by Gateway (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

(c)

We expect to contribute between $300,000 and $650,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements, of which $90,000 was contributed in the first six months of 2009. For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding at June 30, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of June 30, 2009 and December 31, 2008, $1,446,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $8,837,000 which is classified in accordance with FASB Interpretation No. 48 in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009, our valuation allowance net of federal income taxes was $8,657,000, which increased by $300,000 in the first six months of 2009, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We are in negotiations with various potential sponsors for our 2009 events, including title sponsors for one of our NASCAR Sprint Cup Series events and one of our NASCAR Nationwide Series events at Dover International Speedway, one of our NASCAR Nationwide Series events at Nashville Superspeedway, and our NASCAR Nationwide Series and NASCAR Camping World Truck Series events at Memphis Motorsports Park.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $22,300,000 was outstanding on June 30, 2009. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2009 and December 31, 2008, $1,446,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the year ended December 31, 2008, we paid $1,165,000 into the sales and incremental property tax fund and $1,151,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,674,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

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

At June 30, 2009, we have marketable securities of $418,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At June 30, 2009, there was $34,800,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 125 and 200 basis points depending on the leverage ratio or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) plus a margin that varies between -50 and +25 basis points depending on the leverage ratio. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 4.74%. In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin that varies between 125 and 200 basis points depending on the leverage ratio. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminates on November 1, 2009. As of June 30, 2009, the interest rate swap had a negative fair value of $185,000. An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $160,000 at June 30, 2009. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $211,000 at June 30, 2009. A change in interest rates will have no impact on the interest expense associated with the $10,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $248,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2009.

At June 30, 2009, our outstanding balance of the SWIDA bonds had a carrying value of $2,972,000 and an estimated fair value of $3,186,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at June 30, 2009.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $22,300,000 was outstanding at June 30, 2009. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 22.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended June 30, 2009.

During the three months ended June 30, 2009, we purchased and retired 4,030 shares of our outstanding common stock at an average purchase price of $1.56 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	4,030	$1.56	—	1,634,607
May 1, 2009 – May 31, 2009	—	—	—	1,634,607
June 1, 2009 – June 30, 2009	—	—	—	1,634,607

Total	4,030	$1.56	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 10 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of June 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 10, 2009	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer