Form 10-Q
period 2009-09-30
DOVER MOTORSPORTS INC
filed 2009-11-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,093,166 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Admissions	$11,196	$15,365	$23,149	$30,101
Event-related	7,481	12,073	16,260	24,425
Broadcasting	12,346	12,348	27,284	27,134
Other	121	5	154	58

	31,144	39,791	66,847	81,718

Expenses:
Operating and marketing	19,159	24,083	44,505	50,801
General and administrative	3,062	3,131	9,219	9,420
Impairment charge	7,478	—	7,478	—
Depreciation and amortization	1,606	1,773	4,788	5,139

	31,305	28,987	65,990	65,360

Operating (loss) earnings	(161)	10,804	857	16,358

Interest income	—	19	7	69
Interest expense	244	(966)	(1,275)	(3,118)
Loss on sale of investments	—	—	(102)	—

Earnings (loss) before income tax expense	83	9,857	(513)	13,309

Income tax expense	607	5,158	811	6,911

Net (loss) earnings	(524)	4,699	(1,324)	6,398

Unrealized gain on interest rate swap, net of income taxes	64	68	168	22

Unrealized gain (loss) on available-for-sale securities, net of income taxes	24	(26)	29	(47)

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	—	61	—

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	37	—	112	23

Comprehensive (loss) earnings	$(399)	$4,741	$(954)	$6,396

Net (loss) earnings per common share:
Basic	$(0.01)	$0.13	$(0.04)	$0.18

Diluted	$(0.01)	$0.13	$(0.04)	$0.18

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$838	$288
Accounts receivable	9,240	1,950
Inventories	317	273
Prepaid expenses and other	1,682	1,697
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Deferred income taxes	116	152

Total current assets	12,193	4,371

Property and equipment, net	134,547	144,684
Restricted cash	3,962	5,219
Other assets, net	722	594
Deferred income taxes	257	311

Total assets	$151,681	$155,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,343	$604
Accrued liabilities	6,537	2,767
Payable to Dover Downs Gaming & Entertainment, Inc.	35	—
Income taxes payable	1,214	159
Current portion of bonds payable	1,235	1,130
Deferred revenue	3,992	6,962

Total current liabilities	15,356	11,622

Revolving line of credit	39,200	42,200
Bonds payable	1,738	2,971
Liability for pension benefits	2,706	2,555
Other liabilities	932	1,920
Non current income taxes payable	4,696	9,630
Deferred income taxes	20,940	16,834

Total liabilities	85,568	87,732

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,113,966 and 17,872,751, respectively	1,811	1,787
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	100,868	100,539
Accumulated deficit	(36,423)	(34,366)
Accumulated other comprehensive loss	(1,994)	(2,364)

Total stockholders’ equity	66,113	67,447

Total liabilities and stockholders’ equity	$151,681	$155,179

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:

Net (loss) earnings	$(1,324)	$6,398
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	4,788	5,139
Amortization of credit facility fees	121	134
Stock-based compensation	425	452
Deferred income taxes	(1,115)	3,898
Impairment charge	7,478	—
Changes in assets and liabilities:
Accounts receivable	(7,290)	(8,684)
Inventories	(44)	(135)
Prepaid expenses and other	166	78
Accounts payable	1,739	3,687
Accrued liabilities	3,570	2,180
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	46	11
Income taxes payable	1,126	1,898
Deferred revenue	(2,970)	(4,759)
Other liabilities	(366)	609

Net cash provided by operating activities	6,350	10,906

Investing activities:
Capital expenditures	(1,896)	(6,467)
Restricted cash	1,257	(2,117)
Proceeds from sale of available-for-sale-securities	187	—
Purchase of available-for-sale-securities	(185)	(50)

Net cash used in investing activities	(637)	(8,634)

Financing activities:
Borrowings from revolving line of credit	27,150	31,000
Repayments on revolving line of credit	(30,150)	(30,800)
Repayments of bonds payable	(1,128)	(109)
Dividends paid	(733)	(1,638)
Repurchase of common stock	(19)	(137)
Credit facility fees	(283)	(124)
Proceeds from stock options exercised	—	216
Excess tax benefit on stock awards	—	28

Net cash used in financing activities	(5,163)	(1,564)

Net increase in cash and cash equivalents	550	708
Cash and cash equivalents, beginning of period	288	327

Cash and cash equivalents, end of period	$838	$1,035

Supplemental information:
Interest paid	$1,896	$2,677

Income taxes paid	$800	$1,087

Change in accounts payable for capital expenditures	$—	$269

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2009. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate four motorsports tracks in three states and we are scheduled to promote 14 major events during 2009 under the auspices of two of the premier sanctioning bodies in motorsports – the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; Memphis Motorsports Park® in Memphis, Tennessee; and Nashville Superspeedway® near Nashville, Tennessee.

In 2009, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	2 NHRA events.

All of the major events listed above were promoted during the first nine months of 2009, with the exception of a NASCAR Nationwide Series event and an NHRA event at our Memphis facility, which were promoted in October 2009.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are held in May and September.

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing was to sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast did not finalize its project financing. In keeping with our obligations under the stock purchase agreement to engage in

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

good faith discussions relative to an extension of the closing date, we had been in negotiations with Gulf Coast relative to an amendment to the stock purchase agreement which would have allowed for an extension of the closing date until September 29, 2009. Those negotiations were unsuccessful and as permitted under the terms of the stock purchase agreement, we terminated the agreement and will retain $165,000 that was paid by Gulf Coast as a non-refundable deposit. Gulf Coast transferred to us a 2% special member interest in Gulf Coast which by its terms is nondilutable and does not require that we advance any monies to maintain our interest. Upon execution of the stock purchase agreement in January 2009, the assets and liabilities of Memphis qualified for held for sale presentation. Since the sale was not completed and the agreement was no longer effective as of September 30, 2009, the assets and liabilities of Memphis no longer qualify for held for sale presentation. As a result, we reclassified the assets and liabilities of Memphis from held for sale to held and used as of September 30, 2009. This resulted in us reviewing the long-lived assets of Memphis for impairment. See NOTE 4 – Impairment Charge.

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from Memphis Motorsports Park to our Nashville and Gateway facilities. We are currently evaluating all of our options relative to the Memphis facility at this time.

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

Derivative instruments and hedging activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminated on November 1, 2009. We designated the interest rate swap as a cash flow hedge. Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive (loss) income until the hedged item was recognized in earnings. See NOTE 5 – Long-Term Debt and NOTE 8 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $36,566,000 and $32,088,000 as of September 30, 2009 and December 31, 2008, respectively.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Interest expense on unrecognized income tax benefits is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $57,000 and $306,000, and $101,000 and $440,000 during the three and nine-month periods ended September 30, 2009 and 2008, respectively, related to our unrecognized income tax benefits. During the third quarter of 2009, we reversed $1,011,000 of previously recorded interest expense on certain unrecognized income tax benefits which are no longer subject to examination. Total accrued interest as of September 30, 2009 was $855,000 and is included in other liabilities in the consolidated balance sheet.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of September 30, 2009, tax years after 2005 remain open to examination for federal income tax purposes and tax years after 2004 remain open to examination for Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $337,000 and $787,000 of total revenues for the three and nine-month periods ended September 30, 2009. Barter transactions accounted for $580,000 and $1,094,000 of total revenues for the three and nine-month periods ended September 30, 2008.

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

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the three and nine-month periods ended September 30, 2009 and 2008 were $117,000 and $309,000, and $231,000 and $511,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $1,045,000 and $2,480,000, and $1,635,000 and $3,302,000 for the three and nine-month periods ended September 30, 2009 and 2008, respectively.

Net (loss) earnings per common share—Basic and diluted net (loss) earnings per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” In June 2008, the FASB issued guidance stating that nonvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

computing EPS is required for all periods presented. We adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective January 1, 2009.

Our restricted stock awards include nonforfeitable rights to dividends with respect to nonvested shares. The nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS did not change our basic or diluted EPS for the three or nine-month periods ended September 30, 2008.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) earnings per common share – basic:
Net (loss) earnings	$(524)	$4,699	$(1,324)	$6,398
Allocation to nonvested restricted stock awards	—	57	12	78

Net (loss) earnings available to common stockholders	$(524)	$4,642	$(1,336)	$6,320

Weighted-average shares outstanding	36,025	35,958	36,019	35,934

Net (loss) earnings per common share – basic	$(0.01)	$0.13	$(0.04)	$0.18

Net (loss) earnings per common share – diluted:
Net (loss) earnings	$(524)	$4,699	$(1,324)	$6,398
Allocation to nonvested restricted stock awards	—	57	12	78

Net (loss) earnings available to common stockholders	$(524)	$4,642	$(1,336)	$6,320

Weighted-average shares outstanding	36,025	35,958	36,019	35,934
Dilutive stock options	—	7	—	69

Weighted-average shares and dilutive shares outstanding	36,025	35,965	36,019	36,003

Net (loss) earnings per common share – diluted	$(0.01)	$0.13	$(0.04)	$0.18

For the three and nine-month periods ended September 30, 2009 and 2008, options to purchase 493,000 and 493,000, and 294,000 and 244,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $142,000 and $425,000, and $135,000 and $452,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2009 and 2008, respectively. We recorded income tax benefits of $58,000 and $173,000, and $19,000 and $151,000 for the three and nine-month periods ended September 30, 2009 and 2008, respectively, related to our restricted stock awards.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Subsequent events—For the three and nine months ended September 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009.

Recent Accounting Pronouncements—In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (note that this standard has not yet been codified under ASC Topic 105). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in 2010 and do not expect that it will have an impact on our consolidated financial statements.

NOTE 4 – Impairment Charge

Because the sale of our Memphis Motorsports Park facility was not completed, we concluded in the third quarter that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. The fair value of the assets for the Memphis facility was previously determined based upon the terms of the agreement of sale with Gulf Coast for purposes of our impairment assessment. In accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment,” the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Memphis facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Memphis facility was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land and an office building, net of demolition costs. The long-lived assets deemed to be impaired consisted of track facilities.

Based on the results of this analysis, we recorded a non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Memphis facility	$10,278,000	$2,800,000	$7,478,000

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
Revolving line of credit	$39,200,000	$42,200,000
SWIDA bonds	2,973,000	4,101,000

	42,173,000	46,301,000
Less current portion	(1,235,000)	(1,130,000)

	$40,938,000	$45,171,000

At September 30, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. Effective August 21, 2009, the credit facility was amended to revise certain financial covenants and the interest rate calculation, among other changes. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $39,200,000 outstanding under the credit facility at September 30, 2009, at a weighted average interest rate of 3.75%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $11,736,000 at September 30, 2009; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2009 only $2,365,000 could have been borrowed as of that date. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminated on November 1, 2009. Under this agreement, we paid a fixed interest rate of 4.74%. In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin of 350 basis points.

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,973,000 was outstanding at September 30, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30 2009, $3,962,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $69,000 and $215,000, and $95,000 and $287,000 for the three and nine-month periods ended September 30, 2009 and 2008, respectively. In addition, a portion of the property taxes to be paid by Gateway to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$85,000	$74,000	$280,000	$269,000
Interest cost	104,000	89,000	317,000	292,000
Expected return on plan assets	(90,000)	(117,000)	(283,000)	(390,000)
Recognized net actuarial loss/(gain)	55,000	(4,000)	168,000	24,000
Net amortization	5,000	4,000	20,000	19,000

	$159,000	$46,000	$502,000	$214,000

We contributed $75,000 and $165,000 to our pension plans during the three and nine-month periods ended September 30, 2009, respectively. We contributed $150,000 to our pension plans during the nine-month period ended September 30, 2008. We expect to contribute approximately $250,000 to our pension plans in 2009.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,787	$1,851	$100,539	$(34,366)	$(2,364)
Net loss	—	—	—	(1,324)	—
Dividends paid, $0.03 per share	—	—	—	(733)	—
Issuance of restricted stock awards, net of forfeitures	25	—	(25)	—	—
Stock-based compensation	—	—	425	—	—
Tax shortfall from stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(18)	—	—
Unrealized gain on interest rate swap, net of income tax expense of $115	—	—	—	—	168
Unrealized gain on available-for-sale securities, net of income tax expense of $21	—	—	—	—	29
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $41	—	—	—	—	61
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $76	—	—	—	—	112

Balance at September 30, 2009	$1,811	$1,851	$100,868	$(36,423)	$(1,994)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the most recent amendment to our credit facility and the suspension of our dividend will continue through the end of 2009. We will consider the resumption of a regular dividend in 2010, if permitted by our lenders, after taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2009 or 2008. At September 30, 2009, we had remaining repurchase authority of 1,634,607 shares.

During the nine-month periods ended September 30, 2009 and 2008, we purchased and retired 12,785 and 20,877 shares of our outstanding common stock at an average purchase price of $1.51 and $6.56 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009 and December 31, 2008, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2009	December 31, 2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,333,000 and $1,409,000, respectively	$(1,944,000)	$(2,056,000)
Unrealized loss on interest rate swap, net of income tax benefit of $32,000 and $147,000, respectively	(45,000)	(213,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $3,000 and $65,000, respectively	(5,000)	(95,000)

Accumulated other comprehensive loss	$(1,994,000)	$(2,364,000)

NOTE 8 – Financial Instruments

Our financial instruments are classified and disclosed in one of the following three categories:

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2009:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$462,000	$462,000	$—	$—
Interest rate swap	(77,000)	—	(77,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices. These investments are included in other non-current assets on our consolidated balance sheets. During the nine months ended September 30, 2009, we sold investments with a cost basis of $289,000 and recognized a loss on sale of $102,000.

At September 30, 2009 and December 31, 2008, there was $39,200,000 and $42,200,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore approximate fair value at September 30, 2009 and December 31, 2008, respectively. We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt. As a result, as described in NOTE 5 – Long-Term Debt, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. At September 30, 2009 and December 31, 2008, the interest rate swap had a negative fair value of $77,000 and $360,000, respectively, which is recorded in other liabilities. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap. We recognized $168,000 and $22,000 in unrealized gains on our interest rate swap, net of income taxes, for the nine months ended September 30, 2009 and 2008, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2009 and December 31, 2008, our outstanding SWIDA bonds had carrying values of $2,973,000 and $4,101,000, respectively, and estimated fair values of $3,147,000 and $4,499,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

NOTE 9 – Related Party Transactions

During the three and nine-month periods ended September 30, 2009 and 2008, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $513,000 and $1,501,000, and $541,000 and $1,598,000, respectively, to us for certain administrative and operating services. Additionally, we allocated costs of $47,000 and $180,000, and $109,000 and $181,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2009 and 2008. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2009 and 2008 NASCAR event weekends at Dover International Speedway, Gaming provided certain services for which we were invoiced $509,000 and $1,000,000, and $603,000 and $1,237,000, respectively. Additionally, we invoiced Gaming $163,000 and $375,000, and $157,000 and $433,000 during the three and nine-month periods ended September 30, 2009 and 2008, respectively, for a skybox suite, tickets and other services to the events. As of September 30, 2009 and December 31, 2008, our consolidated balance sheets include a $35,000 payable to and $11,000 receivable from Gaming, respectively, for the aforementioned items. We settled these items in the fourth quarter of 2009 and the first quarter of 2009, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at September 30, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of September 30, 2009 and December 31, 2008, $883,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2009, we paid $1,011,000 into the sales and incremental property tax fund and $677,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value in accordance with the provisions of ASC Topic 845, “Nonmonetary Transactions.” Barter transactions accounted for $337,000 and $787,000 of total revenues for the three and nine-month periods ended September 30, 2009. Barter transactions accounted for $580,000 and $1,094,000 of total revenues for the three and nine-month periods ended September 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Admissions revenue was $11,196,000 in the third quarter of 2009 as compared to $15,365,000 in the third quarter of 2008. The $4,169,000 decrease was primarily related to changes in our major events schedule, lower admissions revenue at our September NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during the third quarter of 2009. There were two changes in our major events schedule during the quarter. First, we promoted an NHRA event at our Memphis facility during the third quarter of 2008. This event was held in the fourth quarter of 2009. Second, the Indy Racing League event at our Nashville Superspeedway that we promoted during the third quarter of 2008 was not promoted in 2009. Additionally, we believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Inclement weather during the September NASCAR event weekend at Dover International Speedway also negatively impacted attendance.

Event-related revenue was $7,481,000 in the third quarter of 2009 as compared to $12,073,000 in the third quarter of 2008. The $4,592,000 decrease was primarily related to the changes in our major events schedule discussed above and lower sponsorship revenues at most events we promoted during the quarter and lower luxury suite rentals and concession sales at our September NASCAR Sprint Cup Series event at Dover International Speedway as a result of the lower attendance and the aforementioned economic conditions.

Broadcasting revenue remained consistent between the third quarter of 2009 and the third quarter of 2008 at $12,346,000 and $12,348,000, respectively.

Operating and marketing expenses were $19,159,000 in the third quarter of 2009 as compared to $24,083,000 in the third quarter of 2008. The $4,924,000 decrease primarily related to the changes in our major events schedule discussed above. Additionally, cost savings at all major events promoted during the quarter and a reduction in expenses due to the lower event-related revenues contributed to the decrease in operating and marketing expenses during the quarter.

We recorded an impairment charge of $7,478,000 in the third quarter of 2009 as a result of our review of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded the non-cash impairment charge to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

General and administrative expenses remained consistent between the third quarter of 2009 and the third quarter of 2008 at $3,062,000 and $3,131,000, respectively.

Depreciation and amortization expense was $1,606,000 in the third quarter of 2009 as compared to $1,773,000 in the third quarter of 2008. The decrease resulted primarily from the cessation of depreciation expense at our Memphis facility which was classified as held-for-sale and a reduction in our depreciable asset base resulting from an impairment charge recorded in the fourth quarter of 2008.

Net interest expense was a negative $244,000 in the third quarter of 2009 as compared to $947,000 in the third quarter of 2008. The decrease was due primarily to the reversal of $1,011,000 of previously recorded interest expense on certain unrecognized income tax benefits which are no longer subject to examination. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $710,000 in the third quarter of 2009 as compared to $846,000 in the third quarter of 2008.

Earnings before income tax expense were $83,000 in the third quarter of 2009 as compared to $9,857,000 in the third quarter of 2008. Excluding the non-cash impairment charges, our adjusted earnings before income tax expense were $7,561,000 in the third quarter of 2009.

Earnings before income tax expense	$83,000
Non-cash impairment charges	7,478,000

Adjusted earnings before income tax expense	$7,561,000

Our effective income tax rates for the third quarter of 2009 and 2008 were 731.3% and 52.3%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Admissions revenue was $23,149,000 in the first nine months of 2009 as compared to $30,101,000 in the first nine months of 2008. We promoted twelve major events during the first nine months of 2009 and fourteen major events during the first nine months of 2008 as a result of the changes in our major events schedule discussed above. The $6,952,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway, the changes in our major events schedule discussed above and to a lesser extent lower admissions at all other major events we promoted during the nine months. We believe the decrease in attendance was attributable in part to the aforementioned economic conditions and inclement weather during the September NASCAR event weekend at Dover International Speedway.

Event-related revenue was $16,260,000 in the first nine months of 2009 as compared to $24,425,000 in the first nine months of 2008. The $8,165,000 decrease was primarily related to the changes in our major events schedule discussed above and lower sponsorship revenues at most events we promoted during the first nine months of 2009 and lower luxury suite rentals and concession sales at our NASCAR Sprint Cup Series events at Dover International Speedway as a result of the aforementioned economic conditions.

Broadcasting revenue remained consistent between the first nine months of 2009 and the first nine months of 2008 at $27,284,000 and $27,134,000, respectively.

Operating and marketing expenses were $44,505,000 in the first nine months of 2009 as compared to $50,801,000 in the first nine months of 2008. The $6,296,000 decrease primarily related to the changes in our major motorsports event schedule, cost savings at all major events promoted in the first nine months of 2009 and a reduction in expenses due to the aforementioned lower revenues.

We recorded an impairment charge of $7,478,000 in the first nine months of 2009 as a result of our review of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded the non-cash impairment charge to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

General and administrative expenses decreased slightly between the first nine months of 2009 and the first nine months of 2008 from $9,420,000 to $9,219,000.

Depreciation and amortization expense was $4,788,000 in the first nine months of 2009 as compared to $5,139,000 in the first nine months of 2008. The decrease resulted primarily from a reduction in our depreciable asset base resulting from an impairment charge recorded in the fourth quarter of 2008 and the cessation of depreciation expense at our Memphis facility which was classified as held-for-sale, partially offset by depreciation on assets placed in service in 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense decreased to $1,268,000 in the first nine months of 2009 as compared to $3,049,000 in the first nine months of 2008. The decrease was due primarily to the reversal of $1,011,000 of previously recorded interest expense on certain unrecognized income tax benefits which are no longer subject to examination and to a lesser extent a lower average interest rate and lower average outstanding borrowings under our credit facility. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $1,973,000 in the first nine months of 2009 as compared to $2,609,000 in the first nine months of 2008.

Loss on sale of investments was $102,000 in the first nine months of 2009 and related solely to losses on the sale of available-for-sale securities.

(Loss) earnings before income taxes were ($513,000) in the first nine months of 2009 as compared to $13,309,000 in the first nine months of 2008. Excluding the non-cash impairment charges, our adjusted earnings before income taxes were $6,965,000 in the first nine months of 2009.

Loss before income tax expense	($513,000)
Non-cash impairment charges	7,478,000

Adjusted earnings before income tax expense	$6,965,000

Our effective income tax rates for the first nine months of 2009 and 2008 were (158.1%) and 51.9%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities decreased to $6,350,000 for the nine months ended September 30, 2009 from $10,906,000 for the nine months ended September 30, 2008 primarily due to the lower earnings in 2009.

Net cash used in investing activities was $637,000 for the nine months ended September 30, 2009 as compared to $8,634,000 for the nine months ended September 30, 2008. Capital expenditures were $1,896,000 in the first nine months of 2009, down from $6,467,000 in the first nine months of 2008. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. The 2008 additions also related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. Changes in our restricted cash accounts were $1,257,000 and ($2,117,000) for the nine month periods ended September 30, 2009 and 2008, respectively.

Net cash used in financing activities was $5,163,000 for the nine months ended September 30, 2009 as compared to $1,564,000 for the nine months ended September 30, 2008. We had net repayments on our outstanding line of credit of $3,000,000 in the first nine months of 2009. We had an increase in borrowings on our line of credit of $200,000 in the first nine months of 2008. Repayments of our outstanding SWIDA bonds were $1,128,000 for the first nine months of 2009 as compared to $109,000 for the first nine months of 2008. We paid $733,000 in cash dividends in the first nine months of 2009 as compared to $1,638,000 in the first nine months of 2008. During the first nine months of 2009 and 2008, we purchased and retired 12,785 and 20,877 shares of our common stock at an average purchase price of $1.51 and $6.56 per share, respectively.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the most recent amendment to our credit facility and the suspension of our dividend will continue through the end of 2009. We will consider the resumption of a regular dividend in 2010, if permitted by our lenders, after taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

At September 30, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. Effective August 21, 2009, the credit facility was amended to revise certain financial covenants and the interest rate calculation, among other changes. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The base rate option is not available for the portion of indebtedness equal to the notional amount under the interest rate swap agreement described below. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At September 30, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $39,200,000 outstanding under the credit facility at September 30, 2009, at a weighted average interest rate of 3.75%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $11,736,000 at September 30, 2009; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2009 only $2,365,000 could have been borrowed as of that date. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

Effective October 21, 2005, we entered into an interest rate swap agreement that effectively converted $37,500,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminated on November 1, 2009. Under this agreement, we paid a fixed interest rate of 4.74%. In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin of 350 basis points.

Our wholly-owned subsidiary, Midwest Racing, Inc. entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing was to sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast did not finalize its project financing. In keeping with our obligations under the stock purchase agreement to engage in good faith discussions relative to an extension of the closing date, we had been in negotiations with Gulf Coast relative to an amendment to the stock purchase agreement which would have allowed for an extension of the closing date until September 29, 2009. Those negotiations were unsuccessful and as permitted under the terms of the stock purchase agreement, we terminated the agreement and will retain $165,000 that was paid by Gulf Coast as a non-refundable deposit. Gulf Coast transferred to us a 2% special member interest in Gulf Coast which by its terms is nondilutable and does not require that we advance any monies to maintain our interest. Upon execution of the stock purchase agreement in January 2009, the assets and liabilities of Memphis qualified for held for sale presentation. Since the sale was not completed and the agreement was no longer effective as of September 30, 2009, the assets and liabilities of

Memphis no longer qualify for held for sale presentation. As a result, we reclassified the assets and liabilities of Memphis from held for sale to held and used as of September 30, 2009. This resulted in us reviewing the long-lived assets of Memphis for impairment. See NOTE 4 – Impairment Charge of the consolidated financial statements included elsewhere in this document.

On November 2, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from Memphis Motorsports Park to our Nashville and Gateway facilities. We are currently evaluating all of our options relative to the Memphis facility at this time.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $2,000,000 on capital expenditures during 2009. These expenditures primarily relate to our Monster Makeover project. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take up to five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $20,800,000 was spent as of September 30, 2009. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute approximately $250,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements, of which $165,000 was contributed during the nine months ended September 30, 2009. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At September 30, 2009, we had the following contractual obligations and other commercial commitments:

	Total	Payments Due by Period
		2009	2010 – 2011	2012 – 2013	Thereafter
Revolving line of credit	$39,200,000	$—	$39,200,000	$—	$—
SWIDA bonds(b)	2,973,000	—	2,580,000	393,000	—

Total debt	42,173,000	—	41,780,000	393,000	—
Estimated interest payments on revolving line of credit(a)	2,610,000	405,000	2,205,000	—	—
Interest payments on SWIDA bonds(b)	335,000	—	317,000	18,000	—
Operating leases	4,613,000	92,000	503,000	331,000	3,687,000
Pension contributions(c)	85,000	85,000	—	—	—

Total contractual cash obligations	$49,816,000	$582,000	$44,805,000	$742,000	$3,687,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2009 and related interest rates. For $10,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the November 1, 2009 swap expiration date, and the current rate as of September 30, 2009 thereafter. For the remaining $29,200,000 of our outstanding borrowings, we used our interest rates as of September 30, 2009.
(b)	In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,973,000 was outstanding at September 30, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At September 30, 2009, $3,962,000 of cash and cash equivalents were restricted by the SWIDA bonds and are appropriately classified as a non-current asset in our consolidated balance sheet. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. In addition, a portion of the property taxes to be paid by Gateway to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt and payment of interest.

(c)	We expect to contribute approximately $250,000 to our pension plans for 2009, of which $165,000 was contributed in the first nine months of 2009. For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at September 30, 2009. Annual principal payments range from $600,000 in September 2009 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of September 30, 2009 and December 31, 2008, $883,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2009, we paid $1,011,000 into the sales and incremental property tax fund and $677,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $4,696,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2009, our valuation allowance net of federal income taxes was $9,300,000, which increased by $943,000 in the first nine months of 2009, on deferred tax assets related to state net operating loss carry-forwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

See NOTE 3 – Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding on September 30, 2009. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2009 and December 31, 2008, $883,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine month of 2009, we paid $1,011,000 into the sales and incremental property tax fund and $677,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

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

At September 30, 2009, we have marketable securities of $462,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At September 30, 2009, there was $39,200,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. Therefore, we are subject to interest rate risk on the variable component of the interest rate. Historically, we managed our mix of fixed and variable-rate debt by structuring the terms of our debt agreements. Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to fixed-rate securities, thereby hedging against the impact of potential interest rate changes. Under this agreement, we paid a fixed interest rate of 4.74%. In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin of 350 basis points. The notional amount of the swap agreement decreased to $30,000,000 on November 1, 2006, to $20,000,000 on November 1, 2007, and to $10,000,000 on November 1, 2008. The agreement terminated on November 1, 2009. As of September 30, 2009, the interest rate swap had a negative fair value of $77,000. There would be no change in fair value of the interest rate swap at September 30, 2009 due to a change in interest rates. A change in interest rates will have no impact on the interest expense associated with the $10,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $292,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2009.

At September 30, 2009, our outstanding balance of the SWIDA bonds had a carrying value of $2,973,000 and an estimated fair value of $3,147,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at September 30, 2009.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $21,700,000 was outstanding at September 30, 2009. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Security Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway USA, Inc., and Midwest Racing, Inc.; and PNC Bank, National Association as agent dated August 21, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Motorsports, Inc. Registrant

DATED: November 6, 2009	/S/ DENIS MCGLYNN
Denis McGlynn President, Chief Executive Officer and Director

/S/ TIMOTHY R. HORNE
Timothy R. Horne Senior Vice President-Finance and Chief Financial Officer