Form 10-K
period 2009-12-31
DOVER MOTORSPORTS INC
filed 2010-03-05
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $21,146,278 as of June 30, 2009 (the last day of our most recently completed second quarter).

As of February 26, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,229,908 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 28, 2010 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate three motorsports tracks in three states and we are scheduled to promote 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports — the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; and Nashville Superspeedway® near Nashville, Tennessee. We continue to own Memphis Motorsports Park® in Memphis, Tennessee, but we have closed this facility and will not promote any future events there — see further discussion below.

In 2009, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;
•	6 NASCAR Nationwide Series events;
•	4 NASCAR Camping World Truck Series events; and
•	2 NHRA events.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009.

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

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing was to sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Gulf Coast is the owner of Alabama Motorsports Park, a proposed multi-use entertainment complex expected to be constructed in Mobile, Alabama. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast did not finalize its project financing. In keeping with our obligations under the stock purchase agreement to engage in good faith discussions relative to an extension of the closing date, we had been in negotiations with Gulf Coast relative to an amendment to the stock purchase agreement which would have allowed for an extension of the closing date until September 29, 2009. Those negotiations were unsuccessful and as permitted under the terms of the stock purchase agreement, we terminated the agreement and retained $165,000 that was paid by Gulf Coast as a non-refundable deposit. Gulf Coast transferred to us a 2% special member interest in Gulf Coast which by its terms is nondilutable and does not require that we advance any monies to maintain our interest. Upon execution of the stock purchase agreement in January 2009, the assets and liabilities of Memphis qualified for held for sale presentation. Since the sale was not completed and the agreement was no longer effective as of September 30, 2009, the assets and liabilities of Memphis no longer qualified for held for sale presentation. As a result, we reclassified the assets and liabilities of Memphis from held for sale to held and used as of September 30, 2009. This resulted in us reviewing the long-lived assets of Memphis for impairment.

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from Memphis Motorsports Park to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options relative to the Memphis facility. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within the next twelve months, these assets are being reported as held for sale as of December 31, 2009.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 41 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit and one race is in the NASCAR Camping World Truck Series racing circuit. Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2010.

Each of the NASCAR Nationwide Series events and the Camping World Truck Series event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year. Additionally, it is one of only six tracks to host three major NASCAR events at one facility on the same weekend. The May and September dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year. Our September event is the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.

Dover International Speedway, widely known as “the Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 135,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events. The superspeedway facility also features the Monster Bridge®. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted three major events in 2009 — a NASCAR Nationwide Series event, a NASCAR Camping World Truck Series event and an NHRA national event. The facility also hosts a number of regional and national touring events, as well as weekly events on its drag strip and road course rentals.

The auto racing facility includes a 1.25-mile paved oval track with 54,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip, which may be completed in the future. Nashville Superspeedway promoted two NASCAR Nationwide Series events and a NASCAR Camping World Truck Series event during the 2009 season. The facility also hosted other regional and national touring events, as well as track rentals.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted three major events in 2009 — a NASCAR Nationwide Series event, a NASCAR Camping World Truck Series event and an NHRA national event. The facility also hosted a number of regional and national touring events, as well as weekly events on its drag strip and road course rentals.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 20,000 permanent seats and a drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

We closed the Memphis facility in the fourth quarter of 2009 and realigned our NASCAR Camping World Truck Series and NASCAR Nationwide Series events to our Nashville and Gateway facilities, respectively. As of December 31, 2009, the facility is considered held for sale.

Agreements with NASCAR

Sanction agreements are entered into with NASCAR on an annual basis. Pursuant to the typical NASCAR sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition. The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services. NASCAR conducts the competition, arranges for the drivers, and has sole control over the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter. NASCAR also has exclusive rights to exploit live broadcast and certain broadcast and intellectual property rights related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs. The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue and ancillary rights fees contracted for by NASCAR. The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2010. Our business is substantially dependent on these two agreements. The economic terms of the two sanction agreements between NASCAR and Speedway relative to its 2010 NASCAR Sprint Cup Series competitions are as follows: Total purse and sanction fee to be paid by Speedway is $6,055,000 for the May event and $5,429,000 for the September event. Estimated live broadcast revenue to be received by Speedway is $12,645,000 for the May event and $10,473,000 for the September event. Live broadcast revenue figures are based on the assumption that all events on the 2010 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR. Speedway is also entitled to share, along with other promoters, in income which NASCAR derives from exploiting certain broadcast and intellectual property rights. Revenue for such rights attributable to Speedway’s 2009 NASCAR Sprint Cup Series competitions amounted to approximately $600,000 and Speedway reasonably anticipates that this will approximate the amount for its 2010 NASCAR Sprint Cup Series competitions.

Various other subsidiaries of ours have entered into sanction agreements with NASCAR for the 2010 season or are expected to shortly. The following is a listing of our NASCAR events for 2010:

Subsidiary	Event	Date
Dover International Speedway, Inc.	NASCAR Sprint Cup Series	May 16, 2010
	NASCAR Nationwide Series	May 15, 2010
	NASCAR Camping World Truck Series	May 14, 2010
	NASCAR Sprint Cup Series	September 26, 2010
	NASCAR Nationwide Series	September 25, 2010
	NASCAR K&N Pro Series East	September 24, 2010

Nashville Speedway, USA, Inc.	NASCAR Camping World Truck Series	April 2, 2010
	NASCAR Nationwide Series	April 3, 2010
	NASCAR Nationwide Series	June 5, 2010
	NASCAR Camping World Truck Series	August 7, 2010

Gateway International	NASCAR Camping World Truck Series	July 16, 2010
Motorsports Corporation	NASCAR Nationwide Series	July 17, 2010
	NASCAR Nationwide Series	October 23, 2010

Impairment Charges Recorded in 2009

Based upon the expiration of the stock purchase agreement with Gulf Coast, the sale of our Memphis Motorsports Park facility was not completed, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. The fair value of the assets for the Memphis facility was previously determined based upon the terms of the agreement of sale with Gulf Coast for purposes of our impairment assessment. The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Memphis facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Memphis facility was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs. The long-lived assets deemed to be impaired consisted of track facilities.

Based on the results of this analysis, we recorded a non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Memphis facility	$10,278,000	$2,800,000	$7,478,000

Impairment Charges Recorded in 2008

Based upon economic conditions that existed in the fourth quarter of 2008 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with the fact that there was no change in the allocation of broadcast revenues to the NASCAR Nationwide Series for 2009, we concluded in the fourth quarter of 2008 that it was necessary for us to review the carrying value of the long-lived assets of each of our Midwest facilities, consisting of Nashville, Memphis and Gateway, for impairment. The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Nashville and Gateway facilities was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of the stock purchase agreement with Gulf Coast and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue as we monitor industry and Nationwide series changes made by NASCAR while continuing our efforts to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges of $12,795,000 in 2008 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value.

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

Employees

As of December 31, 2009, we had approximately 91 full-time employees and 7 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

In addition to historical information, this report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. Documents incorporated by reference into this report may also contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely” or similar words or expressions are used, as well as phrases such as “in our view,” “there can be no assurance” or “there is no way to anticipate with certainty,” forward-looking statements may be involved.

In the section that follows below, in cautionary statements made elsewhere in this report, and in other filings we have made with the SEC, we list important factors that could cause our actual results to differ from our expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described below and other factors set forth in or incorporated by reference in this report.

These factors and cautionary statements apply to all future forward-looking statements we make. Many of these factors are beyond our ability to control or predict. Do not put undue reliance on forward-looking statements or project any future results based on such statements or on present or prior earnings levels.

Additional information concerning these, or other factors, which could cause the actual results to differ materially from those in our forward-looking statements is contained from time to time in our other SEC filings. Copies of those filings are available from us and/or the SEC.

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

We Rely On Sponsorship Contracts To Generate Revenues

We receive a portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and our permanent venues, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes. We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships. Some of our events may not secure a “title” sponsor every year, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event for maximum impact. Loss of our existing title sponsors or other major sponsorship agreements or failure to secure sponsorship agreements in the future on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our growth, revenue and profitability. Unavailability of credit on favorable terms or increases in interest rates can adversely impact our operations, growth, development and capital spending plans. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding on December 31, 2009. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2009 and 2008, $915,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of December 31, 2009, we had total outstanding long-term debt of approximately $41,000,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

•	make it more difficult for us to satisfy our debt obligations;
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•	increase our costs or difficulties in refinancing or replacing our outstanding obligations;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	subject us to the risks that interest rates and our interest expense will increase; and
•	place us at a competitive disadvantage compared to competitors that have less debt.

In addition, our credit facility is secured by substantially all of our assets and contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to pay dividends, borrow additional funds, make acquisitions, create liens on our properties and make investments.

Our ability to meet these financial ratios and covenants can be affected by events beyond our control, and there can be no assurance that we will be able to meet them. If there were an event of default under our credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay these amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.

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

In addition, sanctioning bodies could impose more stringent rules and regulations for safety, security and operational activities. Such regulations have included, for example, the installation of new retaining walls at our facilities, which have increased our capital expenditures, and increased security procedures which have increased our operational expenses.

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

We sponsor and promote outdoor motorsports events. Weather conditions, or even the forecast of poor weather, can affect sales of tickets, concessions and merchandise at these events. Although we sell many tickets well in advance of the outdoor events and these tickets are issued on a non-refundable basis, poor weather may adversely affect additional ticket sales and concessions and merchandise sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Postponement And/Or Cancellation Of Major Motorsports Events Could Adversely Affect Us

If one of our events is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, concessions and merchandise at the rescheduled event. If an event is cancelled, we could incur the expenses associated with preparing to conduct the event as well as lose the revenues, including live broadcast revenues associated with the event.

If a cancelled event is part of a NASCAR series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in broadcast revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

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

Our Success Depends on the Availability and Performance of Key Personnel

Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.

We are Subject to Changing Governmental Regulations and Legal Standards that Could Increase Our Expenses

Our motorsports facilities are on large expanses of property which we own or lease. Laws and regulations governing the use and development of real estate may delay or complicate any improvements we choose to make and/or increase the costs of any improvements or our costs of operating.

If it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage.

State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. In addition certain laws and regulations, including the Americans with Disabilities Act and the Occupational Safety and Health Act are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, could require us to make additional material expenditures to remediate or attain compliance.

Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports entertainment facilities, substantially delay or complicate the process of improving existing facilities, and/or increase the costs of any of such activities.

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

We have not received any written comments that were issued more than 180 days before December 31, 2009, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 770 acres of land we own. Prior to the spin-off of Gaming from our company in 2002, both companies shared certain real property in Dover, Delaware. At the time of the spin-off, some of this real property was transferred to Gaming to ensure that the real property holdings of each company was aligned with its past uses and future business needs. During its harness racing season, Gaming has historically used the 5/8-mile harness racing track that is located on our property and is on the inside of our one-mile motorsports superspeedway. In order to continue this historic use, we granted a perpetual easement to the harness track to Gaming at the time of the spin-off. This perpetual easement allows Gaming to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The easement requires that Gaming maintain the harness track but does not require the payment of any rent.

Various easements and agreements relative to access, utilities and parking have also been entered into between us and Gaming relative to our respective Dover, Delaware facilities. We pay rent to Gaming for the lease of our principal executive office space. Gaming also allows us to use its indoor grandstands in connection with our two annual motorsports weekends. This occasional grandstand use is not material to us and Gaming does not assess rent for it; Gaming may also discontinue our use at its discretion.

Gateway International Raceway

Gateway International Raceway is located on approximately 306 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. We own approximately 150 acres and have long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 160 additional acres. We have granted a first mortgage lien on all the real property owned and a security interest in all property we lease at Gateway to Southwestern Illinois

Development Authority (“SWIDA”) as security for the repayment of principal and interest on our remaining $3.0 million of SWIDA bonds.

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,400 acres of land we own in Wilson County and Rutherford County, Tennessee.

Memphis Motorsports Park

Memphis Motorsports Park is located on approximately 350 acres of land we own approximately ten miles northeast of downtown Memphis, Tennessee. As of December 31, 2009, the Memphis facility is classified as held for sale.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Gateway International Raceway,” “Memphis Motorsports Park,” “Gateway Guy,” “Music City Motorsports Club,” “Monster Mile,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” “Miles the Monster,” “Take a Kid to the Races.” We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs. Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Item 3.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Reserved

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 26, 2010, there were 18,229,908 shares of common stock and 18,510,975 shares of Class A common stock outstanding. There were 1,034 holders of record for common stock and 14 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2009 and 2008 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2009	$2.32	$1.31	None
September 30, 2009	$1.75	$1.10	None
June 30, 2009	$2.18	$1.40	$0.010
March 31, 2009	$2.65	$1.11	$0.010

December 31, 2008	$5.67	$0.98	$0.015
September 30, 2008	$6.09	$3.96	$0.015
June 30, 2008	$6.66	$4.71	$0.015
March 31, 2008	$7.68	$5.54	$0.015

Dividends are prohibited by the most recent amendment to our credit facility. We will consider the resumption of dividends in 2010, if permitted by our lenders, after taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2009 and we had remaining repurchase authority of 1,634,607 shares.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues	$70,878	$84,279	$86,052	$91,274	$90,999

Expenses:
Operating and marketing	50,466	55,262	55,621	54,178	52,793
Impairment charges(a)	7,478	12,795	—	64,618	—
General and administrative	12,174	12,528	12,571	12,626	13,697
Depreciation and amortization	6,467	6,909	6,369	8,726	9,433

	76,585	87,494	74,561	140,148	75,923

Operating (loss) earnings	(5,707)	(3,215)	11,491	(48,874)	15,076
Interest expense, net	(2,110)	(3,995)	(4,149)	(3,963)	(3,515)
Loss on sale of investments	(92)	—	—	—	—
Loss on extinguishment of debt(b)	—	—	—	—	(3,174)

(Loss) earnings from continuing operations before income tax benefit (expense)	(7,909)	(7,210)	7,342	(52,837)	8,387
Income tax benefit (expense)	2,014	1,531	(3,598)	17,492	(4,412)

Net (loss) earnings from continuing operations	$(5,895)	$(5,679)	$3,744	$(35,345)	$3,975

Net (loss) earnings per common share from continuing operations:
Basic	$(0.16)	$(0.16)	$0.10	$(0.98)	$0.10

Diluted	$(0.16)	$(0.16)	$0.10	$(0.98)	$0.10

Dividends declared	$0.02	$0.06	$0.06	$0.06	$0.05

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (in thousands):
Working capital deficit	$(4,674)	$(7,251)	$(9,255)	$(11,032)	$(11,973)
Property and equipment, net(a)	130,182	144,684	157,748	152,502	221,005
Total assets	142,529	155,179	167,706	162,934	233,426
Long-term debt, less current portion(b)	42,739	45,171	46,398	43,211	54,003
Total stockholders’ equity(c)	62,289	67,447	76,116	74,260	113,277

(a)	We recorded an impairment charge of $7,478,000 in the third quarter of 2009 related to the impairment of long-lived assets.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $936,000, $1,163,000 and $1,240,000 of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Expenses that are not directly related to a specific event are recorded as incurred. Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed. These expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, labor, advertising, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Results of Operations

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Admissions revenue was $24,741,000 in 2009 as compared to $31,034,000 in 2008. We promoted fourteen major events during 2009 as compared to fifteen during 2008. The $6,293,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Inclement weather during the September NASCAR event weekend at Dover International Speedway also negatively impacted attendance. Additionally, the decrease was partially attributable to a change in our major motorsports event schedule. The Indy Racing League event at our Nashville Superspeedway that we promoted during 2008 was not promoted in 2009.

Event-related revenue was $17,971,000 in 2009 as compared to $25,652,000 in 2008. The $7,681,000 decrease was primarily related to lower sponsorship revenues at most events we promoted during 2009 and lower luxury suite rentals and concession sales at our NASCAR Sprint Cup Series events at Dover International Speedway we believe as a result of the aforementioned economic conditions. Additionally, the decrease was partially attributable to the aforementioned change in our major motorsports event schedule.

Broadcasting revenue increased slightly from $27,532,000 in 2008 to $27,999,000 in 2009. The increase resulted entirely from higher broadcasting revenue for our NASCAR-sanctioned events promoted during 2009.

Operating and marketing expenses were $50,466,000 in 2009 as compared to $55,262,000 in 2008. The $4,796,000 decrease primarily related to cost savings initiatives implemented at all major events promoted in 2009 and a reduction in expenses due to the aforementioned lower revenues. Additionally, the decrease was partially attributable to the aforementioned change in our major motorsports event schedule.

Based upon the expiration of the stock purchase agreement with Gulf Coast Entertainment, L.L.C, the sale of our Memphis Motorsports Park facility was not completed, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded a $7,478,000 non-cash impairment charge to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

General and administrative expenses decreased slightly between 2009 and 2008 from $12,528,000 to $12,174,000. The decrease resulted primarily from cost saving initiatives.

Depreciation and amortization expense was $6,467,000 in 2009 as compared to $6,909,000 in 2008. The decrease resulted primarily from a reduction in our depreciable asset base resulting from impairment charges recorded in the third quarter of 2009 and the fourth quarter of 2008 and the cessation of depreciation expense at our Memphis facility which was classified as held-for-sale for a portion of 2009, partially offset by depreciation on assets placed in service in 2009 and 2008 related to our Monster Makeover project in Dover, Delaware.

Net interest expense decreased to $2,110,000 in 2009 as compared to $3,995,000 in 2008. The decrease was due primarily to the reversal of $1,011,000 of previously recorded interest expense on certain unrecognized income tax benefits which are no longer subject to examination and to a lesser extent a lower average interest rate and lower average outstanding borrowings under our credit facility. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $2,795,000 in 2009 as compared to $3,385,000 in 2008.

Loss on sale of investments was $92,000 in 2009 and related solely to losses on the sale of available-for-sale securities.

Our effective income tax rates for 2009 and 2008 were 25.5% and 21.2%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits due to the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

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

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges we recorded in the third quarter of 2009 and fourth quarter of 2008 had no impact on our liquidity for the years ended December 31, 2009 and 2008.

Net cash provided by operating activities decreased to $5,253,000 in 2009 as compared to $10,048,000 in 2008. The decrease in 2009 was primarily due to the decrease in net earnings excluding non-cash impairment charges.

Net cash used in investing activities was $2,024,000 in 2009 as compared to $7,677,000 in 2008. Capital expenditures were $1,912,000 in 2009, down from $6,577,000 in 2008. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. The 2008 additions also related primarily to the Monster Makeover project, including the construction of a new entranceway, fan zone and medical center placed in service in the second quarter of 2008, and the renovation and construction of other fan amenities at our Dover facility. Increases in our restricted cash accounts were $114,000 and $1,050,000 for 2009 and 2008, respectively.

Net cash used in financing activities was $3,362,000 in 2009 as compared to $2,410,000 in 2008. We had net repayments on our outstanding line of credit of $1,200,000 in 2009 as compared to $100,000 in 2008. Repayments of our outstanding SWIDA bonds were $1,127,000 for 2009 as compared to $108,000 for 2008. We paid $733,000 in cash dividends in 2009 as compared to $2,184,000 in 2008.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the most recent amendment to our credit facility. We will consider the resumption of dividends in 2010, if permitted by our lenders, after taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

At December 31, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. Effective August 21, 2009, the credit facility was amended to revise certain financial covenants and interest rates, among other changes. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,000,000 outstanding under the credit facility at December 31, 2009, at a weighted average interest rate of 4.04%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,936,000 at December 31, 2009; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2009 only $2,549,000 could have been borrowed as of that date. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

As previously discussed, on October 28, 2009 our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from Memphis Motorsports Park to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options relative to the Memphis facility. Since it is our intention to sell the assets and liabilities of the Memphis facility and we believe a sale will occur within the next twelve months, these assets and liabilities are being reported as held for sale as of December 31, 2009.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $1,900,000 on capital expenditures during 2010. These expenditures primarily relate to our Monster Makeover project. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take approximately five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $20,800,000 was spent as of December 31, 2009. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute approximately $500,000 to our pension plans for 2010. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2009, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2010	2011 – 2012	2013 –2014	Thereafter
Revolving line of credit	$41,000,000	$—	$41,000,000	$—	$—
SWIDA bonds(b)	2,974,000	1,235,000	1,739,000	—	—

Total debt	43,974,000	1,235,000	42,739,000	—	—
Estimated interest payments on revolving line of credit(a)	2,485,000	1,657,000	828,000	—	—
Interest payments on SWIDA bonds(b)	336,000	218,000	118,000	—	—
Operating leases	4,519,000	285,000	386,000	320,000	3,528,000
Pension contributions(c)	500,000	500,000	—	—	—

Total contractual cash obligations	$51,814,000	$3,895,000	$44,071,000	$320,000	$3,528,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2009 and related interest rates.
(b)

In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,974,000 was outstanding at December 31, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2009, $5,333,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeds our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%.

(c)	We expect to contribute approximately $500,000 to our pension plans for 2010. For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at December 31, 2009. Annual principal payments range from $700,000 in September 2010 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2009 and 2008, $915,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $3,269,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate the period of potential cash settlement for unrecognized tax benefits. See NOTE 7 – Income Taxes in the notes to the consolidated financial statements for further discussion.

Related Party Transactions

See NOTE 11 – Related Party Transactions in the notes to the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2009, our valuation allowance net of federal income taxes was $9,439,000, which increased by $1,082,000 in 2009, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that in recent years have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the track land plus the contributory value to the improvements. The primary economic assumptions used in the valuation techniques include: (i) land value which is estimated by comparable transactions; (ii) the contributory value of the track facilities calculated by estimated replacement costs, less economic depreciation; and (iii) that the highest and best use for the facilities is as a race track due to the contributory value of the improvements. Changes to these assumptions can have a significant effect on the outcome of future impairment tests and as a result, future valuations could differ significantly from current estimates. See NOTE 3 – Impairment Charges in the notes to the consolidated financial statements for further discussion.

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

Recent Accounting Pronouncements

See NOTE 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. At December 31, 2009, we did not engage in speculative or leveraged transactions, hold any derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At December 31, 2009, we have marketable securities of $479,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At December 31, 2009, there was $41,000,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. Therefore, we are subject to interest rate risk on the variable component of the interest rate. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2009 would cause a change in total annual interest costs of $410,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2009.

At December 31, 2009, our outstanding balance of the SWIDA bonds had a carrying value of $2,974,000 and an estimated fair value of $3,182,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at December 31, 2009.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $21,700,000 was outstanding at December 31, 2009. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 8.	Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 31.

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. KPMG LLP has issued their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 5, 2010

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

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

Executive Officers of the Registrant. As of December 31, 2009, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	63	11/79 to date

Michael A. Tatoian	Executive Vice President	49	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	43	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	50	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	51	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 10 years and prior to that served as Vice Chairman of the Board. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 30 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007. Mr. Tatoian has more than 21 years experience in professional sports ownership, management and operations. He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team. Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Equity Compensation Plan Information

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Our Board of Directors froze the 1996 Plan and no additional option grants may be made under the 1996 Plan. We have a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 9 – Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this document for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	482,000	$5.82	813,502
Equity compensation plans not approved by security holders	—	—	—

Total	482,000	$5.82	813,502

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 31.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of

July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Amendment No. 6 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 8, 2006 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 6, 2007).

10.7	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2006).

10.8	Amendment No. 8 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 4, 2007).

10.9	Amendment No. 9 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of May 21, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2008).

10.10	Amendment No. 10 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2009).

10.11	Amendment No. 11 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of August 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 21, 2009).

10.12	Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.13	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.14	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.15	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.16	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.17	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for May 2010 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 9, 2009).

10.18	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2010 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 9, 2009).

10.19	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2006).

10.20	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2007).

10.21	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.22	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.23	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008).

10.24	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.25	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2008).

10.26	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.27	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.28	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.29	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

10.30	Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 30, 2009).

10.31	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K dated January 4, 2010).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 5, 2010	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn Denis McGlynn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/s/ Timothy R. Horne Timothy R. Horne	Sr. Vice President – Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie Henry B. Tippie	Chairman of the Board	March 5, 2010

/s/ Kenneth K. Chalmers Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 5, 2010

/s/ Patrick J. Bagley Patrick J. Bagley	Director	March 5, 2010

/s/ John W. Rollins, Jr. John W. Rollins, Jr.	Director	March 5, 2010

/s/ Jeffrey W. Rollins Jeffrey W. Rollins	Director	March 5, 2010

/s/ R. Randall Rollins R. Randall Rollins	Director	March 5, 2010

/s/ Eugene W. Weaver Eugene W. Weaver	Director	March 5, 2010

/s/ Denis McGlynn Denis McGlynn	As Attorney-in-Fact and Director	March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) earnings and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 5, 2010

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

    AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenues:
Admissions	$24,741	$31,034	$33,923
Event-related	17,971	25,652	24,786
Broadcasting	27,999	27,532	27,272
Other	167	61	71

	70,878	84,279	86,052

Expenses:
Operating and marketing	50,466	55,262	55,621
Impairment charges	7,478	12,795	—
General and administrative	12,174	12,528	12,571
Depreciation and amortization	6,467	6,909	6,369

	76,585	87,494	74,561

Operating (loss) earnings	(5,707)	(3,215)	11,491
Interest income	14	83	186
Interest expense	(2,124)	(4,078)	(4,335)
Loss on sale of investments	(92)	—	—

(Loss) earnings before income tax benefit (expense)	(7,909)	(7,210)	7,342
Income tax benefit (expense)	2,014	1,531	(3,598)

Net (loss) earnings	(5,895)	(5,679)	3,744
Unrealized gain (loss) on interest rate swap, net of income taxes	213	(64)	(254)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	36	(86)	(9)
Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	55	—	—
Change in pension net actuarial loss and prior service cost, net of income taxes	743	(1,360)	102

Comprehensive (loss) earnings	$(4,848)	$(7,189)	$3,583

Net (loss) earnings per common share:
Basic	$(0.16)	$(0.16)	$0.10

Diluted	$(0.16)	$(0.16)	$0.10

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$155	$288
Accounts receivable	1,260	1,950
Inventories	277	273
Prepaid expenses and other	1,528	1,697
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Deferred income taxes	118	152
Current assets held for sale	2,800	—

Total current assets	6,138	4,371
Property and equipment, net	130,182	144,684
Restricted cash	5,333	5,219
Other assets, net	712	594
Deferred income taxes	164	311

Total assets	$142,529	$155,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$604
Accrued liabilities	2,986	2,767
Payable to Dover Downs Gaming & Entertainment, Inc.	5	—
Income taxes payable	199	159
Current portion of bonds payable	1,235	1,130
Deferred revenue	5,931	6,962

Total current liabilities	10,812	11,622
Revolving line of credit	41,000	42,200
Bonds payable	1,739	2,971
Liability for pension benefits	1,695	2,555
Other liabilities	875	1,920
Non current income taxes payable	3,269	9,630
Deferred income taxes	20,850	16,834

Total liabilities	80,240	87,732

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,065,166 and 17,872,751, respectively	1,806	1,787
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	100,943	100,539
Accumulated deficit	(40,994)	(34,366)
Accumulated other comprehensive loss	(1,317)	(2,364)

Total stockholders’ equity	62,289	67,447

Total liabilities and stockholders’ equity	$142,529	$155,179

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) earnings	$(5,895)	$(5,679)	$3,744
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	6,467	6,909	6,369
Amortization of credit facility fees	229	175	183
Stock-based compensation	495	598	493
Deferred income taxes	(2,934)	(2,544)	2,038
Impairment charges	7,478	12,795	—
Changes in assets and liabilities:
Accounts receivable	690	(228)	1,213
Inventories	(4)	(88)	59
Prepaid expenses and other	212	50	(567)
Accounts payable	(148)	(72)	(993)
Accrued liabilities	(69)	(691)	(216)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	16	7	(9)
Income taxes payable	40	(120)	(221)
Deferred revenue	(1,031)	(1,727)	(1,319)
Other liabilities	(293)	663	795

Net cash provided by operating activities	5,253	10,048	11,569

Investing activities:
Capital expenditures	(1,912)	(6,577)	(11,279)
Restricted cash	(114)	(1,050)	(485)
Proceeds from sale of available-for-sale securities	335	—	—
Purchase of available-for-sale securities	(333)	(50)	—

Net cash used in investing activities	(2,024)	(7,677)	(11,764)

Financing activities:
Borrowings from revolving line of credit	37,050	38,600	40,400
Repayments on revolving line of credit	(38,250)	(38,700)	(37,100)
Repayments of bonds payable	(1,127)	(108)	(697)
Dividends paid	(733)	(2,184)	(2,176)
Repurchase of common stock	(19)	(137)	(54)
Proceeds from stock options exercised	—	216	—
Credit facility fees	(283)	(124)	(159)
Excess tax benefit on stock awards	—	27	10

Net cash (used in) provided by financing activities	(3,362)	(2,410)	224

Net (decrease) increase in cash and cash equivalents	(133)	(39)	29
Cash and cash equivalents, beginning of year	288	327	298

Cash and cash equivalents, end of year	$155	$288	$327

Supplemental information:
Interest paid	$2,558	$3,380	$3,545

Income tax payments	$880	$1,107	$1,775

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate three motorsports tracks in three states and we are scheduled to promote 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; and Nashville Superspeedway® near Nashville, Tennessee. We continue to own Memphis Motorsports Park® in Memphis, Tennessee, but we have closed this facility and will not promote any future events there—see further discussion below.

In 2009, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	2 NHRA events.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009.

Our wholly-owned subsidiary, Midwest Racing, Inc. (“Midwest Racing”), entered into a stock purchase agreement dated January 28, 2009, to sell Memphis Motorsports Park to Gulf Coast Entertainment, L.L.C (“Gulf Coast”). Under the terms of the agreement, Midwest Racing was to sell all of the stock of its wholly-owned subsidiary, Memphis International Motorsports Corporation, the owner of Memphis Motorsports Park, to Gulf Coast for $10,000,000 in cash and a two percent non-dilutable interest in Gulf Coast. Closing under the stock purchase agreement, as amended, had been scheduled for June 29, 2009, but Gulf Coast did not finalize its project financing. In keeping with our obligations under the stock purchase agreement to engage in good faith discussions relative to an extension of the closing date, we had been in negotiations with Gulf Coast relative to an amendment to the stock purchase agreement which would have allowed for an extension of the closing date until September 29, 2009. Those negotiations were unsuccessful and as permitted under the terms of the stock purchase agreement, we terminated the agreement and retained $165,000 that was paid by Gulf Coast as a non-refundable deposit. Gulf Coast transferred to us a 2% special member interest in Gulf Coast which by its terms is nondilutable and does not require that we advance any monies to maintain our interest. Upon execution of the stock purchase agreement in January 2009, the assets and liabilities of Memphis qualified for held for sale presentation. Since the sale was not completed and the agreement was no longer effective as of September 30, 2009, the assets and liabilities of Memphis no longer qualified for held for sale presentation. As a result, we reclassified the assets and liabilities of Memphis from held for sale to held and used as of September 30, 2009. This resulted in us reviewing the long-lived assets of Memphis for impairment. See NOTE 3 – Impairment Charges.

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from Memphis Motorsports Park to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options relative to the Memphis facility. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within the next twelve months, these assets are being reported as held for sale as of December 31, 2009.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 9 —Stockholders’ Equity and NOTE 10—Financial Instruments for further discussion.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	3-10 years

Impairment of long-lived assets—Long-lived assets other than goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the land plus contributory value to the improvements. See NOTE 3 – Impairment Charges for further discussion.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. No interest was capitalized during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, we incurred $4,482,000 of interest cost, of which $147,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

As further discussed in NOTE 7 – Income Taxes, interest expense on unrecognized income tax benefits is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We record interest related to unrecognized tax benefits in interest expense in the consolidated statements of operations and other liabilities in the consolidated balance sheets.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $936,000, $1,163,000 and $1,240,000 of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the years ended December 31, 2009, 2008 and 2007 were $453,000, $578,000 and $644,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $2,781,000, $3,387,000 and $3,299,000 in 2009, 2008 and 2007, respectively.

Net (loss) earnings per common share—Basic and diluted net (loss) earnings per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” In June 2008, the FASB issued guidance stating that nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective January 1, 2009.

Our restricted stock awards include the right to dividends with respect to nonvested shares. The nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period’s EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of the provisions of

ASC Topic 260 relating to the two-class method of computing EPS did not change our basic or diluted EPS for the years ended December 31, 2008 or 2007.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Net (loss) earnings per common share – basic:
Net (loss) earnings	$(5,895)	$(5,679)	$3,744
Allocation to nonvested restricted stock awards	(12)	(27)	(38)

Net (loss) earnings available to common stockholders	$(5,907)	$(5,706)	$3,706

Weighted-average shares outstanding	36,021	35,940	35,875

Net (loss) earnings per common share – basic	$(0.16)	$(0.16)	$0.10

Net (loss) earnings per common share – diluted:
Net (loss) earnings	$(5,895)	$(5,679)	$3,744
Allocation to nonvested restricted stock awards	(12)	(27)	(38)

Net (loss) earnings available to common stockholders	$(5,907)	$(5,706)	$3,706

Weighted-average shares outstanding	36,021	35,940	35,875
Dilutive stock options	—	—	52

Weighted-average shares and dilutive shares outstanding	36,021	35,940	35,927

Net (loss) earnings per common share – diluted	$(0.16)	$(0.16)	$0.10

For the years ended December 31, 2009 and 2008, options to purchase 482,000 and 523,001 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive. For the year ended December 31, 2007, options to purchase 238,000 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $495,000, $598,000 and $493,000 as general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded income tax benefits of $202,000, $202,000 and $150,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to our restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Segment information—We account for our operating segment in accordance with the provisions of ASC Topic 280, “Segment Reporting” which establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, we report information under a single motorsports segment.

Recent Accounting Pronouncements—In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, now codified as FASB ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, ASC Topic 820 does not require any new fair value measurements. ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. The impact of adoption of ASC Topic 820 for financial assets and liabilities is discussed in NOTE 10 – Financial Instruments. The adoption of ASC Topic 820 for non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

NOTE 3 – Impairment Charges

Impairment Charges Recorded in 2009

Based upon the expiration of the stock purchase agreement with Gulf Coast, the sale of our Memphis Motorsports Park facility was not completed, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. The fair value of the assets for the Memphis facility was previously determined based upon the terms of the agreement of sale with Gulf Coast for purposes of our impairment assessment. In accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment,” the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Memphis facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Memphis facility was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs. The long-lived assets deemed to be impaired consisted of track facilities.

Based on the results of this analysis, we recorded a non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Memphis facility	$10,278,000	$2,800,000	$7,478,000

Impairment Charges Recorded in 2008

Based upon the current economic conditions that existed in the fourth quarter of 2008 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with the fact that there was no change in the allocation of broadcast revenues to the NASCAR Nationwide Series for 2009, we concluded in the fourth quarter that it was necessary for us to review the carrying value of the long-lived assets of each of our Midwest facilities, consisting of Nashville Superspeedway, Memphis Motorsports Park and Gateway International Raceway, for impairment. In accordance with the provisions of ASC Topic 360, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. As a result of the recoverability test, we concluded that the carrying amount of each of our Midwest facilities exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for Nashville and Gateway was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of the stock purchase agreement with Gulf Coast and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue as we monitor industry and Nationwide series changes made by NASCAR while continuing our efforts to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges in 2008 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$54,640,000	$51,500,000	$3,140,000
Memphis	12,150,000	10,000,000	2,150,000
Gateway	17,505,000	10,000,000	7,505,000

Total	$84,295,000	$71,500,000	$12,795,000

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2009	2008
Land	$26,570,000	$27,438,000
Facilities	133,451,000	140,653,000
Furniture, fixtures and equipment	8,256,000	8,620,000
Construction in progress	33,000	61,000

	168,310,000	176,772,000
Less accumulated depreciation	(38,128,000)	(32,088,000)

	$130,182,000	$144,684,000

Depreciation expense was $6,423,000, $6,842,000 and $6,302,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2009	2008
Payroll and related items	$523,000	$601,000
Real estate taxes	1,044,000	1,044,000
Other	1,419,000	1,122,000

	$2,986,000	$2,767,000

NOTE 6 – Long-Term Debt

Long-term debt consists of the following as of December 31:

	2009	2008
Revolving line of credit	$41,000,000	$42,200,000
SWIDA bonds	2,974,000	4,101,000

	43,974,000	46,301,000
Less current portion	(1,235,000)	(1,130,000)

	$42,739,000	$45,171,000

At December 31, 2009, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. Effective August 21, 2009, the credit facility was amended to revise certain financial covenants and interest rates, among other changes. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2009, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,000,000 outstanding under the credit facility at December 31, 2009, at a weighted average interest rate of 4.04%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,936,000 at December 31, 2009; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2009 only $2,549,000 could have been borrowed as of that date. Based on projected future results, we expect to be in compliance with all of the covenants for all measurement periods during the next twelve months.

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

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $2,974,000 was outstanding at December 31, 2009. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At December 31, 2009, $5,333,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeds our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $286,000, $382,000 and $394,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The scheduled maturities of long-term debt outstanding at December 31, 2009 are as follows: 2010-$1,235,000; 2011-$42,345,000 and 2012-$394,000.

NOTE 7 – Income Taxes

The current and deferred income tax benefit (expense) is as follows:

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	(920,000)	(1,013,000)	(1,560,000)

	(920,000)	(1,013,000)	(1,560,000)

Deferred:
Federal	3,070,000	2,982,000	(1,923,000)
State	(136,000)	(438,000)	(115,000)

	2,934,000	2,544,000	(2,038,000)

Total income tax benefit (expense)	$2,014,000	$1,531,000	$(3,598,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2009	2008	2007
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.1%	0.7%	8.4%
Valuation allowance	(13.7%)	(13.8%)	6.5%
Other	(0.9%)	(0.7%)	(0.9%)

Effective income tax rate	25.5%	21.2%	49.0%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2009	2008
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,310,000	$2,199,000
Net operating loss carry-forwards	12,910,000	11,894,000

Total deferred income tax assets	14,220,000	14,093,000

Deferred income tax liabilities:
Depreciation	(25,349,000)	(22,107,000)

	(11,129,000)	(8,014,000)
Valuation allowance	(9,439,000)	(8,357,000)

Net deferred income tax liability	$(20,568,000)	$(16,371,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$118,000	$152,000
Noncurrent deferred income tax assets	164,000	311,000
Noncurrent deferred income tax liabilities	(20,850,000)	(16,834,000)

	$(20,568,000)	$(16,371,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2029). At December 31, 2009, we have available federal and state net operating loss carryforwards of $4,802,000 and $241,479,000, respectively. Valuation allowances on state net operating loss carryforwards, net of federal tax benefit, increased in 2009, 2008 and 2007 by $1,082,000, $992,000 and $476,000, respectively. We believe that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

On January 1, 2007, we adopted the provisions now codified into ASC Topic 740, “Income Taxes,” relating to unrecognized income tax benefits and, as a result, recorded a liability of $8,718,000 and a corresponding decrease to noncurrent deferred income tax liabilities. The unrecognized tax benefits relate to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings. During the years 2009, 2008 and 2007, our unrecognized income tax benefits (decreased) increased by ($6,361,000), ($57,000) and $969,000 solely related to prior year tax positions and the expiration of the statute of limitations. We estimate that our unrecognized tax benefits will decrease by approximately $1,512,000 in 2010.

Interest expense on unrecognized income tax benefits was $325,000, $610,000 and $645,000 in 2009, 2008 and 2007, respectively. During the third quarter of 2009, we reversed $1,011,000 of previously recorded interest expense on certain unrecognized income tax benefits which are no longer subject to examination. Total accrued interest as of December 31, 2009 and 2008, was $875,000 and $1,560,000, respectively, and was included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2009, tax years after 2005 remain open to examination for federal and Delaware income tax purposes.

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$6,908,000	$6,181,000
Service cost	355,000	343,000
Interest cost	417,000	381,000
Actuarial (gain) loss	(344,000)	94,000
Curtailment	(70,000)	—
Benefits paid	(116,000)	(87,000)
Other	(7,000)	(4,000)

Benefit obligation at end of year	7,143,000	6,908,000

Change in plan assets:
Fair value of plan assets at beginning of year	4,337,000	5,955,000
Actual return on plan assets	965,000	(1,734,000)
Employer contribution	245,000	203,000
Benefits paid	(116,000)	(87,000)

Fair value of plan assets at end of year	5,431,000	4,337,000

Unfunded status	$(1,712,000)	$(2,571,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2009	2008
Accrued benefit cost	$(17,000)	$(16,000)
Liability for pension benefits	(1,695,000)	(2,555,000)

	$(1,712,000)	$(2,571,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2009	2008
Net actuarial loss	$2,132,000	$3,361,000
Prior service cost	81,000	104,000

	$2,213,000	$3,465,000

The accumulated benefit obligation for our pension plans was $6,591,000 and $6,269,000, respectively, as of December 31, 2009 and 2008.

The components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Service cost	$355,000	$343,000	$368,000
Interest cost	417,000	381,000	359,000
Expected return on plan assets	(372,000)	(507,000)	(446,000)
Recognized net actuarial loss	222,000	20,000	62,000
Net amortization	23,000	23,000	23,000

	$645,000	$260,000	$366,000

For the year ending December 31, 2010, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2009:

Actuarial loss	$124,000
Prior service cost	22,000

$146,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2009, 2008 and 2007, and the actuarial value of the benefit obligation at December 31, 2009 and 2008 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2009	2008	2007	2009	2008
Weighted-average discount rate	6.15%	6.50%	6.15%	6.40%	6.15%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	n/a	n/a

For 2009, we assumed a long-term rate of return on plan assets of 8.5%. In developing the 8.5% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

Our investment goals are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities. Our target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, 50% will be invested in passively managed securities using ETFs and the other 50% will be invested in actively managed investment vehicles. We address diversification by investing in large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources). A sufficient percentage of investments will be readily marketable in order to be sold to fund benefit payment obligations as they become payable.

The fair values of our pension assets as of December 31, 2009 by asset category are as follows (refer to NOTE 10 – Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$942,000	$942,000	$—	$—
Equity-small cap	305,000	305,000	—	—
Equity-international	1,344,000	1,344,000	—	—
Fixed income	2,172,000	2,172,000	—	—
Real estate	324,000	324,000	—	—
Money market	290,000	290,000	—	—
Other	54,000	54,000	—	—

Total	$5,431,000	$5,431,000	$—	$—

The fair values of our pension assets as of December 31, 2008 by asset category are as follows (refer to NOTE 10 – Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity-large cap	$1,342,000	$1,342,000	$—	$—
Equity-mid cap	219,000	219,000	—	—
Equity-small cap	441,000	441,000	—	—
Equity-international	601,000	601,000	—	—
Fixed income	1,238,000	1,238,000	—	—
Real estate	454,000	454,000	—	—
Money market	42,000	42,000	—	—

Total	$4,337,000	$4,337,000	$—	$—

We expect to contribute approximately $500,000 to our pension plans in 2010.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2010	$160,000
2011	$287,000
2012	$314,000
2013	$355,000
2014	$401,000
2015-2019	$2,341,000

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 9 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,635	$1,977	$99,412	$(28,071)	$(693)
Net earnings	—	—	—	3,744	—
Unrealized losses on available-for-sale securities, net of income tax benefit of $6	—	—	—	—	(9)
Unrealized loss on interest rate swap, net of income tax benefit of $174	—	—	—	—	(254)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $71	—	—	—	—	102
Dividends paid, $0.06 per share	—	—	—	(2,176)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	493	—	—
Excess tax benefit on stock awards	—	—	10	—	—
Repurchase and retirement of common stock	(1)	—	(53)	—	—
Conversion of Class A common stock to common stock	25	(25)	—	—	—

Balance at December 31, 2007	1,672	1,952	99,849	(26,503)	(854)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Net loss	—	—	—	(5,679)	—
Unrealized losses on available-for-sale securities, net of income tax benefit of $59	—	—	—	—	(86)
Unrealized loss on interest rate swap, net of income tax benefit of $44	—	—	—	—	(64)
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $932	—	—	—	—	(1,360)
Dividends paid, $0.06 per share	—	—	—	(2,184)	—
Proceeds from stock options exercised	4	—	212	—	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	598	—	—
Excess tax benefit on stock awards	—	—	27	—	—
Repurchase and retirement of common stock	(3)	—	(134)	—	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—

Balance at December 31, 2008	1,787	1,851	100,539	(34,366)	(2,364)
Net loss	—	—	—	(5,895)	—
Unrealized gain on interest rate swap, net of income tax expense of $147	—	—	—	—	213
Unrealized gain on available-for-sale securities, net of income tax expense of $25	—	—	—	—	36
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $37	—	—	—	—	55
Change in pension net actuarial loss and prior service cost, net of income tax expense of $509	—	—	—	—	743
Dividends paid, $0.02 per share	—	—	—	(733)	—
Issuance of restricted stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	495	—	—
Tax shortfall from stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(18)	—	—

Balance at December 31, 2009	$1,806	$1,851	$100,943	$(40,994)	$(1,317)

As of December 31, 2009 and 2008, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2009	2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $900,000 and $1,409,000, respectively	$(1,313,000)	$(2,056,000)
Unrealized loss on interest rate swap, net of income taxes of $147,000	—	(213,000)
Accumulated unrealized loss on available-for-sale securities, net of income taxes of $3,000 and $65,000, respectively	(4,000)	(95,000)

Accumulated other comprehensive loss	$(1,317,000)	$(2,364,000)

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

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the most recent amendment to our credit facility. We will consider the resumption of dividends in 2010, if permitted by our lenders, after taking into consideration our financial performance and condition, our capital requirements, and general economic and industry conditions at such time.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2009, 2008 or 2007. At December 31, 2009, we had remaining repurchase authority of 1,634,607 shares.

During the years ended December 31, 2009, 2008 and 2007, we purchased and retired 12,785, 20,877 and 10,151 shares of our outstanding common stock at an average purchase price of $1.51, $6.56 and $5.35 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 482,000 shares of common stock were outstanding under the 1996 Plan as of December 31, 2009. The options have eight-year terms and generally vest equally over a period of six years from the date of grant. Once the options are exercised, our plan requires that the common stock be held a minimum of one year. Our Board of Directors has frozen the 1996 Plan and no additional option grants may be made under the 1996 Plan.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of December 31, 2009, there were 813,502 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	523,001	$5.78
Forfeited	(11,000)	$6.07
Expired	(30,001)	$5.13

Outstanding at December 31, 2009	482,000	$5.82	.67	$—

Exercisable at December 31, 2009	481,803	$5.82	.67	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $47,000 on the exercise date. No stock options were exercised during the years ended December 31, 2009 and 2007.

Nonvested stock option activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	48,211	$2.89
Vested	(48,014)	$2.88

Nonvested at December 31, 2009	197	$5.58

The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $138,000, $170,000 and $212,000, respectively. We recorded, within general and administrative expenses, compensation expense of $101,000 and $125,000 related to stock options for the years ended December 31, 2008 and 2007, respectively. There was no compensation expense related to stock options for the year ended December 31, 2009.

Nonvested restricted stock activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	425,400	$5.82
Granted	259,000	$1.48
Vested	(79,600)	$5.36
Forfeited	(53,800)	$3.85

Nonvested at December 31, 2009	551,000	$4.04

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $427,000, $310,000 and $181,000, respectively. The grant-date fair value of nonvested stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $1.48, $6.60 and $5.15, respectively. We recorded compensation expense of $495,000, $497,000 and $368,000 related to nonvested stock awards for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $1,409,000 of total unrecognized compensation cost related to nonvested stock awards granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

NOTE 10 – Financial Instruments

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

The following table summarizes the valuation of our financial instrument pricing levels for financial assets that are measured at fair value on a recurring basis as of December 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$479,000	$479,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds. These investments are included in other non-current assets on our consolidated balance sheets. During the year ended December 31, 2009, we sold investments with a cost basis of $427,000 and recognized a loss on sale of $92,000.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2009 and 2008, there was $41,000,000 and $42,200,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 – Long-Term Debt and therefore we believe approximate fair value.

At December 31, 2009 and 2008, our outstanding SWIDA bonds had carrying values of $2,974,000 and $4,101,000, respectively, and estimated fair values of $3,182,000 and $4,499,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)	2009 Losses
Long-lived assets held and used	$2,800,000	$—	$—	$2,800,000	$7,478,000

During the third quarter of 2009, long-lived assets with a carrying amount of $10,278,000 were written down to $2,800,000 fair value. This was the result of an impairment charge more fully described in NOTE 3 – Impairment Charges. Fair value of these long-lived assets was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs.

NOTE 11 – Related Party Transactions

During the years ended December 31, 2009, 2008 and 2007, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,983,000, $2,104,000 and $1,873,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $225,000, $295,000 and $229,000, respectively, to Gaming for the years ended December 31, 2009, 2008 and 2007. The allocations were based on an analysis of each company’s share of the costs. Additionally, in connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $999,000, $1,237,000 and $1,207,000, during the years ended December 31, 2009, 2008 and 2007, respectively.

Additionally, we invoiced Gaming $375,000, $434,000 and $429,000, during 2009, 2008 and 2007, respectively, for a skybox suite, tickets and other services to the events. As of December 31, 2009 and 2008, our consolidated balance sheets included a $5,000 payable to and $11,000 receivable from Gaming, respectively, for the aforementioned items. We settled these items in January of 2010 and 2009, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

Prior to the spin-off of Gaming from our company in 2002, both companies shared certain real property in Dover, Delaware. At the time of the spin-off, some of this real property was transferred to Gaming to ensure that the real property holdings of each company was aligned with its past uses and future business needs. During its harness racing season, Gaming has historically used the 5/8-mile harness racing track that is located on our property and is on the inside of our one-mile motorsports superspeedway. In order to continue this historic use, we granted a perpetual easement to the harness track to Gaming at the time of the spin-off. This perpetual easement allows Gaming to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The easement requires that Gaming maintain the harness track but does not require the payment of any rent.

Various easements and agreements relative to access, utilities and parking have also been entered into between us and Gaming relative to our respective Dover, Delaware facilities. We pay rent to Gaming for the lease of our principal executive office space. Gaming also allows us to use its indoor grandstands in connection with our two annual motorsports weekends. This occasional grandstand use is not material to us and Gaming does not assess rent for it; Gaming may also discontinue our use at its discretion.

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

NOTE 12 – Commitments and Contingencies

We lease certain land at Gateway with leases expiring at various dates through 2070. We also lease equipment at our facilities with leases expiring at various dates through 2013. Some of the leases are subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $364,000, $365,000 and $375,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The minimum lease payments due under these leases are as follows:

2010	$285,000
2011	$215,000
2012	$171,000
2013	$161,000
2014	$159,000
Thereafter	$3,528,000

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at December 31, 2009. Annual principal payments range from $700,000 in September 2010 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2009 and 2008, $915,000 and $549,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,700,000 to $9,000,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $2,400,000 and these amounts have been included in the maximum contingent liability disclosed above. This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 13 – Quarterly Results – (unaudited)

	March 31(a)	June 30(a)	September 30(b)	December 31(b) (c)
Year Ended December 31, 2009
Revenues	$85,000	$35,618,000	$31,144,000	$4,031,000
Operating (loss) earnings	$(6,737,000)	$7,755,000	$(161,000)	$(6,564,000)
Net (loss) earnings	$(4,688,000)	$3,888,000	$(524,000)	$(4,571,000)
Net (loss) earnings per common share:
Basic	$(0.13)	$0.11	$(0.01)	$(0.13)

Diluted	$(0.13)	$0.11	$(0.01)	$(0.13)

Year Ended December 31, 2008
Revenues	$2,512,000	$39,415,000	$39,791,000	$2,561,000
Operating (loss) earnings	$(6,927,000)	$12,481,000	$10,804,000	$(19,573,000)
Net (loss) earnings	$(4,148,000)	$5,847,000	$4,699,000	$(12,077,000)
Net (loss) earnings per common share:
Basic	$(0.12)	$0.16	$0.13	$(0.34)

Diluted	$(0.12)	$0.16	$0.13	$(0.34)

(a)	We promoted a NASCAR Nationwide Series event at our Nashville facility during the first quarter of 2008. This event was held in the second quarter of 2009.
(b)

We promoted an NHRA event at our Memphis facility during the third quarter of 2008. This event was held in the fourth quarter of 2009. Additionally, the Indy Racing League event at our Nashville Superspeedway facility that we promoted during the third quarter of 2008 was not promoted in 2009.

During the third quarter of 2009, we recorded non-cash impairment charges of $7,478,000 ($4,861,000 after income taxes) related to our long-lived assets. See NOTE 3 – Impairment Charges.

(c)	During the fourth quarter of 2008, we recorded non-cash impairment charges of $12,795,000 ($8,317,000 after income taxes) related to our long-lived assets. See NOTE 3 – Impairment Charges.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.