Form 10-Q
period 2010-03-31
DOVER MOTORSPORTS INC
filed 2010-05-07
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,223,352 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Admissions	$54	$31
Event-related	111	28
Broadcasting	—	—
Other	2	26

	167	85

Expenses:
Operating and marketing	1,708	2,199
General and administrative	3,339	3,058
Depreciation and amortization	1,582	1,565

	6,629	6,822

Operating loss	(6,462)	(6,737)

Interest income	3	4
Interest expense	(811)	(784)

Loss before income tax benefit	(7,270)	(7,517)

Income tax benefit	2,671	2,829

Net loss	(4,599)	(4,688)

Unrealized gain on interest rate swap, net of income taxes	—	50

Unrealized gain (loss) on available-for-sale securities, net of income taxes	7	(24)

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	25	38

Comprehensive loss	$(4,567)	$(4,624)

Net loss per common share:
Basic	$(0.13)	$(0.13)

Diluted	$(0.13)	$(0.13)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$359	$155
Accounts receivable	3,631	1,260
Inventories	296	277
Prepaid expenses and other	3,878	1,528
Income taxes receivable	194	—
Deferred income taxes	115	118
Current assets held for sale	2,800	2,800

Total current assets	11,273	6,138

Property and equipment, net	128,723	130,182
Restricted cash	3,957	5,333
Other assets, net	666	712
Deferred income taxes	132	164

Total assets	$144,751	$142,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$456
Accrued liabilities	2,566	2,986
Payable to Dover Downs Gaming & Entertainment, Inc.	157	5
Income taxes payable	—	199
Current portion of bonds payable	1,345	1,235
Deferred revenue	16,098	5,931

Total current liabilities	20,595	10,812

Revolving line of credit	41,300	41,000
Bonds payable	394	1,739
Liability for pension benefits	1,776	1,695
Other liabilities	931	875
Non current income taxes payable	2,882	3,269
Deferred income taxes	19,023	20,850

Total liabilities	86,901	80,240

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,211,108 and 18,065,166 , respectively	1,821	1,806
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,056	100,943
Accumulated deficit	(45,593)	(40,994)
Accumulated other comprehensive loss	(1,285)	(1,317)

Total stockholders’ equity	57,850	62,289

Total liabilities and stockholders’ equity	$144,751	$142,529

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:

Net loss	$(4,599)	$(4,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,582	1,565
Amortization of credit facility fees	93	40
Stock-based compensation	170	142
Deferred income taxes	(2,407)	(2,483)
Changes in assets and liabilities:
Accounts receivable	(2,371)	(1,597)
Inventories	(19)	(56)
Prepaid expenses and other	(2,390)	(1,057)
Income taxes receivable/payable	(184)	(347)
Accounts payable	60	49
Accrued liabilities	(420)	(362)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	152	16
Deferred revenue	10,167	10,803
Other liabilities	174	307

Net cash provided by operating activities	8	2,332

Investing activities:
Capital expenditures	(203)	(699)
Restricted cash	1,376	1,325

Net cash provided by investing activities	1,173	626

Financing activities:
Borrowings from revolving line of credit	3,900	2,300
Repayments on revolving line of credit	(3,600)	(2,900)
Repayments of bonds payable	(1,235)	(1,129)
Dividends paid	—	(367)
Repurchase of common stock	(42)	(12)

Net cash used in financing activities	(977)	(2,108)

Net increase in cash and cash equivalents	204	850
Cash and cash equivalents, beginning of period	155	288

Cash and cash equivalents, end of period	$359	$1,138

Supplemental information:
Interest paid	$737	$717

Income taxes paid	$—	$—

Change in accounts payable for capital expenditures	$(87)	$330

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to the seasonal nature of our business.

NOTE 2 – Liquidity

As of March 31, 2010 we have $41,300,000 outstanding under our revolving credit facility which expires on July 1, 2011. We believe the current continuing downturn in economic conditions, including those affecting disposable consumer income and corporate budgets, will have an adverse effect on our projected revenues from admissions and sponsorships. Based on our current projected future results, we do not expect to be in compliance with the financial covenants in our revolving credit facility in the second quarter. We are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months. The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern. While we anticipate entering into an acceptable amendment to our credit facility, there can be no assurance that an acceptable amendment will be executed and there can be no assurance that the projected financial covenant violations projected in the second quarter based upon the pre amendment financial covenants will not result in the acceleration of all of our outstanding debt which would have a material adverse effect on our liquidity and financial position.

NOTE 3 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate three motorsports tracks in three states and we are scheduled to promote 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports – the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Gateway International Raceway® near St. Louis, Missouri; and Nashville Superspeedway® near Nashville, Tennessee. We continue to own Memphis Motorsports Park® in Memphis, Tennessee, but we have closed this facility and will not promote any future events there – see further discussion below.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2010, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	1 NHRA event.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009.

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from our Memphis facility to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months from its closing, these assets are being reported as held for sale as of March 31, 2010.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $39,642,000 and $38,128,000 as of March 31, 2010 and December 31, 2009, respectively.

Impairment of long-lived assets—Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the land plus contributory value to the improvements.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest expense on unrecognized income tax benefits is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $51,000 and $137,000 during the three months ended March 31, 2010 and 2009, respectively, related to our unrecognized income tax benefits. Total accrued interest as of March 31, 2010 and December 31, 2009 was $926,000 and $875,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of March 31, 2010, tax years after 2005 remain open to examination for federal and Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $2,000 of total revenues for the three months ended March 31, 2010. No barter transactions were recorded as revenues for the three months ended March 31, 2009.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses were $2,000 for the three months ended March 31, 2010 and 2009.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $7,000 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net loss per common share—Basic and diluted net loss per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net loss per common share – basic:
Net loss	$(4,599)	$(4,688)
Allocation to nonvested restricted stock awards	—	(6)

Net loss available to common stockholders	$(4,599)	$(4,694)

Weighted-average shares outstanding	36,086	36,011

Net loss per common share – basic	$(0.13)	$(0.13)

Net loss per common share – diluted:
Net loss	$(4,599)	$(4,688)
Allocation to nonvested restricted stock awards	—	(6)

Net loss available to common stockholders	$(4,599)	$(4,694)

Weighted-average shares outstanding	36,086	36,011
Dilutive stock options	—	—

Weighted-average shares and dilutive shares outstanding	36,086	36,011

Net loss per common share – diluted	$(0.13)	$(0.13)

For the three months ended March 31, 2010 and 2009, options to purchase 433,000 and 493,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $170,000 and $142,000 as general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively. We recorded income tax benefits of $69,000 and $58,000 for the three months ended March 31, 2010 and 2009, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010 that are of significance, or potential significance, to us.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
Revolving line of credit	$41,300,000	$41,000,000
SWIDA bonds	1,739,000	2,974,000

	43,039,000	43,974,000
Less current portion	(1,345,000)	(1,235,000)

	$41,694,000	$42,739,000

At March 31, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2010, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,300,000 outstanding under the credit facility at March 31, 2010, at a weighted average interest rate of 3.8%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,636,000 at March 31, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2010 only $1,436,000 could have been borrowed as of that date. Based on projected future results, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the second quarter. As discussed in NOTE 2 – Liquidity, we are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months.

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $1,739,000 was outstanding at March 31, 2010. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2010, $3,957,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeds our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $50,000 and $77,000 for the three months ended March 31, 2010 and 2009, respectively.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$79,000	$97,000
Interest cost	115,000	106,000
Expected return on plan assets	(120,000)	(96,000)
Recognized net actuarial loss	31,000	56,000
Net amortization	6,000	8,000

	$111,000	$171,000

We expect to contribute approximately $500,000 to our pension plans in 2010. No contributions were made to our pension plans during the three months ended March 31, 2010 or 2009.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,806	$1,851	$100,943	$(40,994)	$(1,317)
Net loss	—	—	—	(4,599)	—
Issuance of restricted stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	170	—	—
Repurchase and retirement of common stock	(2)	—	(40)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	7
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $15	—	—	—	—	25

Balance at March 31, 2010	$1,821	$1,851	$101,056	$(45,593)	$(1,285)

As of March 31, 2010 and December 31, 2009, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2010	2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $885,000 and $900,000, respectively	$(1,288,000)	$(1,313,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($1,000) and $3,000, respectively	3,000	(4,000)

Accumulated other comprehensive loss	$(1,285,000)	$(1,317,000)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the August 2009 amendment to our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2010 or 2009. At March 31, 2010, we had remaining repurchase authority of 1,634,607 shares. At present we are not permitted to make such purchases under our credit facility.

During the three months ended March 31, 2010 and 2009, we purchased and retired 20,258 and 8,755 shares of our outstanding common stock at an average purchase price of $2.09 and $1.48 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$492,000	$492,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds. These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2010 and December 31, 2009, there was $41,300,000 and $41,000,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe approximate fair value.

At March 31, 2010 and December 31, 2009, our outstanding SWIDA bonds had carrying values of $1,739,000 and $2,974,000, respectively, and estimated fair values of $1,845,000 and $3,182,000, respectively. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a recurring basis as of March 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)	2010 Losses
Long-lived assets held and used	$2,800,000	$—	$—	$2,800,000	$—

During the third quarter of 2009, long-lived assets with a carrying amount of $10,278,000 were written down to $2,800,000 fair value. This was the result of an impairment charge. Fair value of these long-lived assets was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs.

NOTE 9 – Related Party Transactions

During the three months ended March 31, 2010 and 2009, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $472,000 and $489,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $85,000 and $73,000, respectively, to Gaming for the three months ended March 31, 2010 and 2009. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $93,000 and $91,000, during the three months ended March 31, 2010 and 2009, respectively, for a skybox suite, tickets and other services to the events. As of March 31, 2010 and December 31, 2009, our consolidated balance sheets included a $157,000 and $5,000 payable to Gaming, respectively, for the aforementioned items. We settled these items in April 2010 and January 2010, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at March 31, 2010. Annual principal payments range from $700,000 in September 2010 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2010 and December 31, 2009, $911,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $2,000 of total revenues for the three months ended March 31, 2010. No barter transactions were recorded as revenues for the three months ended March 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

We promoted no major racing events during the first quarter of 2010 or 2009; therefore, our revenues were minimal.

Operating and marketing expenses were $1,708,000 in the first quarter of 2010 as compared to $2,199,000 in the first quarter of 2009. The decrease was primarily related to the closing of our Memphis facility during the fourth quarter of 2009.

General and administrative expenses were $3,339,000 in the first quarter of 2010 and $3,058,000 in the first quarter of 2009. The increase was primarily related to higher real estate taxes at our Gateway facility. This increase was partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

Depreciation and amortization expense remained consistent at $1,582,000 in the first quarter of 2010 as compared to $1,565,000 in the first quarter of 2009.

Net interest expense was $808,000 in the first quarter of 2010 as compared to $780,000 in the first quarter of 2009. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $757,000 in the first quarter of 2010 as compared to $643,000 in the first quarter of 2009. The increase was due primarily to a higher average interest rate on our credit facility.

Our effective income tax rates remained consistent at 36.7% for the first quarter of 2010 as compared to 37.6% for the first quarter of 2009.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities decreased to $8,000 for the three months ended March 31, 2010 as compared to $2,332,000 for the three months ended March 31, 2009. The decrease was primarily due to the timing of our sanction fee payment for the April NASCAR Nationwide Series event at our Nashville facility and lower receipts from advanced ticket sales.

Net cash provided by investing activities was $1,173,000 for the three months ended March 31, 2010 as compared to $626,000 for the three months ended March 31, 2009. Capital expenditures were $203,000 for the three months ended March 31, 2010, down from $699,000 for the three months ended March 31, 2009. The 2010 additions related primarily to payments for concessions equipment and facility improvements. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. Decreases in our restricted cash accounts were $1,376,000 and $1,325,000 for the three month periods ended March 31, 2010 and 2009, respectively.

Net cash used in financing activities was $977,000 for the three months ended March 31, 2010 as compared to $2,108,000 for the three months ended March 31, 2009. We had net borrowings on our outstanding line of credit of $300,000 in the first three months of 2010 as compared to net repayments of $600,000 in the first three months of 2009. Repayments of our outstanding SWIDA bonds were $1,235,000 for the first three months of 2010 as compared to $1,129,000 for the first three months of 2009. We paid $367,000 in cash dividends in the first three months of 2009. No dividends were paid in the first three months of 2010.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by the August 2009 amendment to our credit facility.

At March 31, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. The maximum borrowing limit under the credit facility reduces to $68,000,000 on July 1, 2010 and the facility expires July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest is based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2010, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $41,300,000 outstanding under the credit facility at March 31, 2010, at a weighted average interest rate of 3.8%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,636,000 at March 31, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2010 only $1,436,000 could have been borrowed as of that date. Based on projected future results, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the second quarter. As discussed in NOTE 2 – Liquidity of the consolidated financial statements included elsewhere in this document, we are currently working with the lenders to amend the provisions of the credit agreement including the revision of the financial covenants to levels that we believe we will be able to maintain compliance with for at least the next twelve months. The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern. While we anticipate entering into an acceptable amendment to our credit facility, there can be no assurance that an acceptable amendment will be executed and there can be no assurance that the projected financial covenant violations projected in the second quarter based upon the pre amendment financial covenants will not result in the acceleration of all of our outstanding debt which would have a material adverse effect on our liquidity and financial position.

As previously discussed, on October 28, 2009 our Board of Directors approved the closing of the Memphis facility. NASCAR has approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from our Memphis facility to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months from its closing, these assets are being reported as held for sale as of March 31, 2010.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $250,000 on capital expenditures for the remainder of 2010. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that will provide new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take approximately five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $20,800,000 was spent as of March 31, 2010. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute approximately $500,000 to our pension plans for 2010, none of which was contributed during the three months ended March 31, 2010. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2010, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Revolving line of credit	$41,300,000	$—	$41,300,000	$—	$—
SWIDA bonds(b)	1,739,000	—	1,739,000	—	—

Total debt	43,039,000	—	43,039,000	—	—
Estimated interest payments on revolving line of credit(a)	2,366,000	1,577,000	789,000	—	—
Interest payments on SWIDA bonds(b)	198,000	81,000	117,000	—	—
Operating leases	4,481,000	247,000	386,000	320,000	3,528,000
Pension contributions(c)	500,000	500,000	—	—	—

Total contractual cash obligations	$50,584,000	$2,405,000	$44,331,000	$320,000	$3,528,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2010 and related interest rates.
(b)	In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $1,739,000 was outstanding at March 31, 2010. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At March 31, 2010, $3,957,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeds our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%.

(c)	We expect to contribute approximately $500,000 to our pension plans for 2010, none of which was contributed in the first three months of 2010. For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at March 31, 2010. Annual principal payments range from $700,000 in September 2010 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2010 and December 31, 2009, $911,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $2,882,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate whether or when a cash settlement for unrecognized tax benefits would occur.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2010, our valuation allowance net of federal income taxes was $9,540,000, which increased by $101,000 in the first three months of 2010, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that in recent years have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the track land plus the contributory value to the improvements. The primary economic assumptions used in the valuation techniques include: (i) land value which is estimated by comparable transactions; (ii) the contributory value of the track facilities calculated by estimated replacement costs, less economic depreciation; and (iii) that the highest and best use for the facilities is as a race track due to the contributory value of the improvements. Changes to these assumptions can have a significant effect on the outcome of future impairment tests and as a result, future valuations could differ significantly from current estimates.

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

Recent Accounting Pronouncements

See NOTE 4 – Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. At March 31, 2010, we did not engage in speculative or leveraged transactions, hold any derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At March 31, 2010, we have marketable securities of $492,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At March 31, 2010, there was $41,300,000 outstanding under our revolving credit agreement. The credit agreement bears interest at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. Therefore, we are subject to interest rate risk on the variable component of the interest rate. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2010 would cause a change in total annual interest costs of $413,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2010.

At March 31, 2010, our outstanding balance of the SWIDA bonds had a carrying value of $1,739,000 and an estimated fair value of $1,845,000. The fair value was determined through the use of a discounted cash flow methodology applying interest rates which we believe would be available to us for issues with similar terms at March 31, 2010.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $21,700,000 was outstanding at March 31, 2010. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding on March 31, 2010. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2010 and December 31, 2009, $911,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of March 31, 2010, we had total outstanding long-term debt of approximately $41,300,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. At present we are not permitted to make such purchases under our credit facility.

During the three months ended March 31, 2010, we purchased and retired 20,258 shares of our outstanding common stock at an average purchase price of $2.09 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	20,258	$2.09	—	1,634,607
February 1, 2010 – February 28, 2010	—	—	—	1,634,607
March 1, 2010 – March 31, 2010	—	—	—	1,634,607

Total	20,258	$2.09	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Motorsports, Inc. Registrant

DATED: May 7, 2010	/S/ DENIS MCGLYNN
Denis McGlynn President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ TIMOTHY R. HORNE
Timothy R. Horne Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)