Form 10-Q
period 2010-06-30
DOVER MOTORSPORTS INC
filed 2010-08-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,207,552 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Admissions	$9,829	$11,922	$9,883	$11,953
Event-related	7,347	8,751	7,458	8,779
Broadcasting	15,334	14,938	15,334	14,938
Other	—	7	2	33

	32,510	35,618	32,677	35,703

Expenses:
Operating and marketing	20,679	23,147	22,387	25,346
Impairment charge	7,964	—	7,964	—
General and administrative	3,204	3,099	6,543	6,157
Depreciation and amortization	1,569	1,617	3,151	3,182

	33,416	27,863	40,045	34,685

Operating (loss) earnings	(906)	7,755	(7,368)	1,018
Interest income	4	3	7	7
Interest expense	(838)	(735)	(1,649)	(1,519)
Loss on sale of investments	—	(102)	—	(102)

(Loss) earnings before income tax benefit (expense)	(1,740)	6,921	(9,010)	(596)
Income tax benefit (expense)	55	(3,033)	2,726	(204)

Net (loss) earnings	(1,685)	3,888	(6,284)	(800)
Unrealized gain on interest rate swap, net of income taxes	—	54	—	104
Unrealized (loss) gain on available- for-sale securities, net of income taxes	(13)	29	(6)	5
Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	61	—	61
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	22	37	47	75

Comprehensive (loss) earnings	$(1,676)	$4,069	$(6,243)	$(555)

Net (loss) earnings per common share:
Basic	$(0.05)	$0.11	$(0.17)	$(0.02)

Diluted	$(0.05)	$0.11	$(0.17)	$(0.02)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,151	$155
Accounts receivable	2,682	1,260
Inventories	313	277
Prepaid expenses and other	1,938	1,528
Deferred income taxes	124	118
Current assets held for sale	2,800	2,800

Total current assets	9,008	6,138

Property and equipment, net	119,457	130,182
Restricted cash	3,957	5,333
Other assets, net	583	712
Deferred income taxes	139	164

Total assets	$133,144	$142,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496	$456
Accrued liabilities	4,144	2,986
Payable to Dover Downs Gaming & Entertainment, Inc.	8	5
Income taxes payable	30	199
Current portion of bonds payable	1,345	1,235
Deferred revenue	9,789	5,931

Total current liabilities	16,812	10,812

Revolving line of credit	35,800	41,000
Bonds payable	395	1,739
Liability for pension benefits	1,784	1,695
Other liabilities	989	875
Non current income taxes payable	2,501	3,269
Deferred income taxes	18,528	20,850

Total liabilities	76,809	80,240

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,207,552 and 18,065,166 , respectively	1,821	1,806
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,217	100,943
Accumulated deficit	(47,278)	(40,994)
Accumulated other comprehensive loss	(1,276)	(1,317)

Total stockholders’ equity	56,335	62,289

Total liabilities and stockholders’ equity	$133,144	$142,529

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:

Net loss	$(6,284)	$(800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,151	3,182
Amortization of credit facility fees	186	80
Stock-based compensation	339	283
Deferred income taxes	(3,319)	(355)
Impairment charge	7,964	—
Changes in assets and liabilities:
Accounts receivable	(1,422)	(1,245)
Inventories	(36)	(135)
Prepaid expenses and other	(510)	(577)
Accounts payable	1,127	2,152
Accrued liabilities	1,064	1,210
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	3	2
Income taxes payable/receivable	53	(132)
Deferred revenue	3,858	5,831
Other liabilities	277	501

Net cash provided by operating activities	6,451	9,997

Investing activities:
Capital expenditures	(345)	(1,817)
Restricted cash	1,376	1,325
Proceeds from sale of available-for-sale securities	158	187
Purchase of available-for-sale securities	(160)	(185)

Net cash provided by (used in) investing activities	1,029	(490)

Financing activities:
Borrowings from revolving line of credit	14,100	15,600
Repayments on revolving line of credit	(19,300)	(23,000)
Repayments of bonds payable	(1,234)	(1,129)
Dividends paid	—	(733)
Repurchase of common stock	(50)	(19)

Net cash used in financing activities	(6,484)	(9,281)

Net increase in cash and cash equivalents	996	226
Cash and cash equivalents, beginning of period	155	288

Cash and cash equivalents, end of period	$1,151	$514

Supplemental information:
Interest paid	$1,334	$1,249

Income taxes paid	$541	$690

Change in accounts payable for capital expenditures	$(87)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to the seasonal nature of our business.

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

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. NASCAR approved the realignment of our NASCAR Camping World Truck Series and NASCAR Nationwide Series events from our Memphis facility to our Nashville and Gateway facilities, respectively. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months from its closing, these assets are being reported as held for sale as of June 30, 2010.

On July 29, 2010, we announced that our wholly-owned subsidiary Gateway International Raceway has notified NASCAR that it will not seek 2011 sanction agreements for its two Nationwide Series and one Camping World Truck Series events. We are currently evaluating all options for the facility.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $40,378,000 and $38,128,000 as of June 30, 2010 and December 31, 2009, respectively.

Impairment of long-lived assets—Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the land plus contributory value to the improvements. See NOTE 4 – Impairment Charge for further discussion.

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

Interest expense on unrecognized income tax benefits is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $58,000 and $109,000, and $112,000 and $249,000 during the three and six-month periods ended June 30, 2010 and 2009, respectively, related to our unrecognized income tax benefits. Total accrued interest as of June 30, 2010 and December 31, 2009 was $984,000 and $875,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of June 30, 2010, tax years after 2005 remain open to examination for federal and Delaware income tax purposes.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $458,000 and $460,000 of total revenues for the three and six-month periods ended June 30, 2010. Barter transactions accounted for $450,000 of total revenues for the three and six-month periods ended June 30, 2009.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses were $128,000 and $130,000, and $190,000 and $192,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, advertising and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $1,099,000 and $1,106,000, and $1,427,000 and $1,431,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively.

Net (loss) earnings per common share—Basic and diluted net (loss) earnings per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) earnings per common share – basic:
Net (loss) earnings	$(1,685)	$3,888	$(6,284)	$(800)
Allocation to nonvested restricted stock awards	—	65	—	12

Net (loss) earnings available to common stockholders	$(1,685)	$3,823	$(6,284)	$(812)

Weighted-average shares outstanding	36,096	36,021	36,091	36,011

Net (loss) earnings per common share – basic	$(0.05)	$0.11	$(0.17)	$(0.02)

Net (loss) earnings per common share – diluted:
Net (loss) earnings	$(1,685)	$3,888	$(6,284)	$(800)
Allocation to nonvested restricted stock awards	—	65	—	12

Net (loss) earnings available to common stockholders	$(1,685)	$3,823	$(6,284)	$(812)

Weighted-average shares outstanding	36,096	36,021	36,091	36,016
Dilutive stock options	—	—	—	—

Weighted-average shares and dilutive shares outstanding	36,096	36,021	36,091	36,016

Net (loss) earnings per common share – diluted	$(0.05)	$0.11	$(0.17)	$(0.02)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six-month periods ended June 30, 2010 and 2009, options to purchase 306,000 and 381,000, and 493,000 and 493,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because we had a net loss and all outstanding options would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $169,000 and $339,000, and $141,000 and $283,000 as general and administrative expenses for the three and six-month periods ended June 30, 2010 and 2009, respectively. We recorded income tax benefits of $69,000 and $138,000, and $57,000 and $115,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010 that are of significance, or potential significance, to us.

NOTE 4 – Impairment Charge

Based upon the current economic conditions that existed in the second quarter of 2010 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2011 sanctions for the two Nationwide Series and one Camping World Truck Series events at Gateway International Raceway, we concluded that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment. In accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment,” the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Gateway facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Gateway facility was determined based on the value of owned real estate at the facility. The long-lived assets deemed to be impaired consisted of track facilities.

Based on the results of this analysis, we recorded a non-cash impairment charge in the second quarter of 2010 to write-down the carrying value of long-lived assets at our Gateway facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Gateway facility	$9,464,000	$1,500,000	$7,964,000

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Revolving line of credit	$35,800,000	$41,000,000
SWIDA bonds	1,740,000	2,974,000

	37,540,000	43,974,000
Less current portion	(1,345,000)	(1,235,000)

	$36,195,000	$42,739,000

At June 30, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. The maximum borrowing limit under the credit facility reduced to $68,000,000 on July 1, 2010 and the facility was scheduled to expire July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $35,800,000 outstanding under the credit facility at June 30, 2010, at a weighted average interest rate of 4.44%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,136,000 at June 30, 2010 (which reduced to $10,136,000 on July 1, 2010); however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2010 only $1,841,000 could have been borrowed as of that date. On August 3, 2010, the credit agreement was amended to revise certain financial covenants effective for the June 30, 2010 period and for all subsequent periods through the end of the agreement, extended the agreement to January 1, 2012, provided mandatory reductions in the maximum borrowing limit to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011, provided mandatory reductions in the maximum borrowing limit from proceeds from the sales of certain property and equipment, and increased the interest rate we pay by 50 basis points. As a result of the amendment, we were in compliance with the financial covenants, and all other covenants, as of June 30, 2010. Additionally, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $1,740,000 was outstanding at June 30, 2010. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds were being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri). At June 30, 2010, $3,957,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeded our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing. The SWIDA bonds bore interest at a

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rate of 9.2%. Interest expense related to the SWIDA bonds was $41,000 and $91,000, and $69,000 and $146,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively.

On July 21, 2010, we redeemed all of the outstanding SWIDA bonds for $1,995,000 (including a $158,000 premium to the bondholders, accrued interest and professional fees). We wrote-off $29,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $208,000 in the third quarter. Subsequent to redeeming the SWIDA bonds, all of the restricted cash was returned to us by the trustee.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$79,000	$98,000	$158,000	$195,000
Interest cost	115,000	107,000	230,000	213,000
Expected return on plan assets	(120,000)	(97,000)	(240,000)	(193,000)
Recognized net actuarial loss	32,000	57,000	63,000	113,000
Net amortization	6,000	7,000	12,000	15,000

	$112,000	$172,000	$223,000	$343,000

We contributed $65,000 to our pension plans during the three and six-month periods ended June 30, 2010. We contributed $90,000 to our pension plans during the three and six-month periods ended June 30, 2009. We expect to contribute approximately $500,000 to our pension plans in 2010.

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,806	$1,851	$100,943	$(40,994)	$(1,317)
Net loss	—	—	—	(6,284)	—
Issuance of restricted stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	339	—	—
Repurchase and retirement of common stock	(2)	—	(48)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(6)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $30	—	—	—	—	47

Balance at June 30, 2010	$1,821	$1,851	$101,217	$(47,278)	$(1,276)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010 and December 31, 2009, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2010	2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $870,000 and $900,000, respectively	$(1,266,000)	$(1,313,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $7,000 and $3,000, respectively	(10,000)	(4,000)

Accumulated other comprehensive loss	$(1,276,000)	$(1,317,000)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2010 or 2009. At June 30, 2010, we had remaining repurchase authority of 1,634,607 shares. At present we are not permitted to make such purchases under our credit facility.

During the three and six-month periods ended June 30, 2010, we purchased and retired 3,556 and 23,814 shares of our outstanding common stock at an average purchase price of $2.15 and $2.10 per share, respectively. During the three and six-month periods ended June 30, 2009, we purchased and retired 4,030 and 12,785 shares of our outstanding common stock at an average purchase price of $1.56 and $1.51 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$475,000	$475,000	$—	$—

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2010 and December 31, 2009, there was $35,800,000 and $41,000,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe approximate fair value.

At June 30, 2010 and December 31, 2009, our outstanding SWIDA bonds had carrying values of $1,740,000 and $2,974,000, respectively, and estimated fair values of $1,909,000 and $3,182,000, respectively. The fair values were determined based on the price paid to redeem the bonds on July 21, 2010 and through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms at December 31, 2009.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a recurring basis as of June 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)	2010 Losses
Long-lived assets held for sale	$2,800,000	$—	$—	$2,800,000	$—

During the third quarter of 2009, long-lived assets with a carrying amount of $10,278,000 were written down to $2,800,000 fair value. This was the result of an impairment charge. Fair value of these long-lived assets was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of June 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)	2010 Losses
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$7,964,000

During the second quarter of 2010, long-lived assets with a carrying amount of $9,464,000 were written down to $1,500,000 fair value. This was the result of an impairment charge more fully described in NOTE 4 – Impairment Charge. Fair value of these long-lived assets was determined based on the value of owned real estate at the facility.

NOTE 9 – Related Party Transactions

During the three and six-month periods ended June 30, 2010 and 2009, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $504,000 and $976,000, and $499,000 and $988,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $40,000 and $125,000, and $60,000 and $133,000, respectively, to Gaming for the three and six-month periods ended June 30, 2010 and 2009. The allocations were based on an analysis of each company’s share of the costs. In connection with our May 2010 and June 2009 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $470,000 and $491,000, respectively. Additionally, we invoiced Gaming $134,000 and $227,000, and $121,000 and $212,000 during the three and six-month periods ended June 30, 2010 and 2009, respectively, for a skybox suite, tickets and other services to the events. As of June 30, 2010 and December 31, 2009, our consolidated balance sheets included an $8,000 and $5,000 payable to Gaming, respectively, for the aforementioned items. We settled these items in July 2010 and January 2010, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding at June 30, 2010. Annual principal payments range from $700,000 in September 2010 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of June 30, 2010 and December 31, 2009, $1,851,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $458,000 and $460,000 of total revenues for the three and six-month periods ended June 30, 2010. Barter transactions accounted for $450,000 of total revenues for the three and six-month periods ended June 30, 2009.

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

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Admissions revenue was $9,829,000 in the second quarter of 2010 as compared to $11,922,000 in the second quarter of 2009. The $2,093,000 decrease was primarily related to lower admissions revenue at our June NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during the second quarter of 2010. We promoted seven major events during the second quarters of 2010 and 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in the second quarter of 2010 as a result of the closing of that facility during the fourth quarter of 2009.

Event-related revenue was $7,347,000 in the second quarter of 2010 as compared to $8,751,000 in the second quarter of 2009. The $1,404,000 decrease was primarily related to lower sponsorship revenues, luxury suite rentals and concessions and souvenir sales at most events we promoted during the quarter as a result of the lower attendance and the aforementioned economic conditions. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur as a result of the aforementioned closing of that facility.

Broadcasting revenue increased to $15,334,000 in the second quarter of 2010 from $14,938,000 in the second quarter of 2009.

Operating and marketing expenses were $20,679,000 in the second quarter of 2010 as compared to $23,147,000 in the second quarter of 2009. The decrease was primarily related to the closing of our Memphis facility during the fourth quarter of 2009 and to a lesser extend cost cutting measures that reduced operating expenses at most major events promoted during the quarter.

We concluded in the second quarter of 2010 that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment. Based on the results of this analysis, we recorded a $7,964,000 non-cash impairment charge to write-down the carrying value of long-lived assets at our Gateway facility to fair value.

General and administrative expenses were $3,204,000 in the second quarter of 2010 and $3,099,000 in the second quarter of 2009. The increase was primarily related to higher real estate taxes at our Gateway facility. This increase was partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

Depreciation and amortization expense decreased slightly to $1,569,000 in the second quarter of 2010 as compared to $1,617,000 in the second quarter of 2009.

Net interest expense was $834,000 in the second quarter of 2010 as compared to $732,000 in the second quarter of 2009. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $776,000 in the second quarter of 2010 as compared to $620,000 in the second quarter of 2009. The increase was due primarily to a higher average interest rate on our credit facility.

Loss before income tax benefit was $1,740,000 in the second quarter of 2010 as compared to earnings of $6,921,000 in the second quarter of 2009. Excluding the non-cash impairment charges, our adjusted earnings before income taxes were $6,224,000 in the second quarter of 2010.

Loss before income tax benefit	$1,740,000
Non-cash impairment charges	7,964,000

Adjusted earnings before income taxes	$6,224,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted earnings before income taxes are derived by adjusting amounts determined in accordance with GAAP for the aforementioned non-cash impairment charge. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to loss before income tax benefit which is determined in accordance with GAAP.

Our effective income tax rates for the second quarters of 2010 and 2009 were 3.2% and 43.8%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charge. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Admissions revenue was $9,883,000 in the first six months of 2010 as compared to $11,953,000 in the first six months of 2009. The $2,070,000 decrease was primarily related to lower admissions revenue at our June NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at all other major events we promoted during the first six months of 2010. We promoted seven major events during the first six months of 2010 and 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in the first six months of 2010 as a result of the closing of that facility during the fourth quarter of 2009.

Event-related revenue was $7,458,000 in the first six months of 2010 as compared to $8,779,000 in the first six months of 2009. The $1,321,000 decrease was primarily related to lower sponsorship revenues, luxury suite rentals and concessions and souvenir sales at most events we promoted during the first six months of 2010 as a result of the lower attendance and the aforementioned economic conditions. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur as a result of the aforementioned closing of that facility.

Broadcasting revenue increased to $15,334,000 in the first six months of 2010 from $14,938,000 in the first six months of 2009.

Operating and marketing expenses were $22,387,000 in the first six months of 2010 as compared to $25,346,000 in the first six months of 2009. The decrease was primarily related to the closing of our Memphis facility during the fourth quarter of 2009 and to a lesser extend cost cutting measures that reduced operating expenses at most major events promoted during the first half of the year.

We concluded in the second quarter of 2010 that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment. Based on the results of this analysis, we recorded a $7,964,000 non-cash impairment charge to write-down the carrying value of long-lived assets at our Gateway facility to fair value.

General and administrative expenses were $6,543,000 in the first six months of 2010 and $6,157,000 in the first six months of 2009. The increase was primarily related to higher real estate taxes at our Gateway facility. This increase was partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

Depreciation and amortization expense decreased slightly to $3,151,000 in the first six months of 2010 as compared to $3,182,000 in the first six months of 2009.

Net interest expense was $1,642,000 in the first six months of 2010 as compared to $1,512,000 in the first six months of 2009. Excluding the interest expense we record on certain unrecognized income tax benefits, our net interest expense was $1,533,000 in the first six months of 2010 as compared to $1,263,000 in the first six months of 2009. The increase was due primarily to a higher average interest rate on our credit facility.

Loss before income tax benefit was $9,010,000 in the first six months of 2010 as compared to $596,000 in the first six months of 2009. Excluding the non-cash impairment charges, our adjusted loss before income taxes was $1,046,000 in the first six months of 2010.

Loss before income tax benefit	$9,010,000
Non-cash impairment charges	7,964,000

Adjusted loss before income taxes	$1,046,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted loss before income taxes is derived by adjusting amounts determined in accordance with GAAP for the aforementioned non-cash impairment charge. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to loss before income tax benefit which is determined in accordance with GAAP.

Our effective income tax rates for the first six months of 2010 and 2009 were 30.3% and (34.2%), respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charge. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities decreased to $6,451,000 for the six months ended June 30, 2010 as compared to $9,997,000 for the six months ended June 30, 2009. The decrease was primarily due to lower receipts from advanced ticket sales and the timing of invoicing from and payments to vendors.

Net cash provided by investing activities was $1,029,000 for the six months ended June 30, 2010 as compared to net cash used in investing activities of $490,000 for the six months ended June 30, 2009. Capital expenditures were $345,000 for the six months ended June 30, 2010, down from $1,817,000 for the six months ended June 30, 2009. The 2010 additions related primarily to payments for concessions equipment and facility improvements. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. Decreases in our restricted cash accounts were $1,376,000 and $1,325,000 for the six month periods ended June 30, 2010 and 2009, respectively.

Net cash used in financing activities was $6,484,000 for the six months ended June 30, 2010 as compared to $9,281,000 for the six months ended June 30, 2009. We had net repayments on our outstanding line of credit of $5,200,000 in the first six months of 2010 as compared to $7,400,000 in the first six months of 2009. Repayments of our outstanding SWIDA bonds were $1,234,000 for the first six months of 2010 as compared to $1,129,000 for the first six months of 2009. We paid $733,000 in cash dividends in the first six months of 2009. No dividends were paid in the first six months of 2010.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

At June 30, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $73,000,000 secured revolving credit agreement with a bank group. The credit agreement is secured by all of our assets. The maximum borrowing limit under the credit facility reduced to $68,000,000 on July 1, 2010 and the facility was scheduled to expire July 1, 2011. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate is the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate is the greater of 3.75% per annum or the base rate plus 250 basis points. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. There was $35,800,000 outstanding under the credit facility at June 30, 2010, at a weighted average interest rate of 4.44%. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,136,000 at June 30, 2010 (which reduced to $10,136,000 on July 1, 2010); however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2010 only $1,841,000 could have been borrowed as of that date. On August 3, 2010, the credit agreement was amended to revise certain financial covenants effective for the June 30, 2010 period and for all subsequent periods through the end of the agreement, extended the agreement to January 1, 2012, provided mandatory reductions in the maximum borrowing limit to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011, provided mandatory reductions in the maximum borrowing limit from proceeds from the sales of certain property and equipment, and increased the interest rate we pay by 50 basis points. As a result of the amendment, we were in compliance with the financial covenants, and all other covenants, as of June 30, 2010. Additionally, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

On July 29, 2010, we announced that our wholly-owned subsidiary Gateway International Raceway has notified NASCAR that it will not seek 2011 sanction agreements for its two Nationwide Series and one Camping World Truck Series events. We are currently evaluating all options for the facility.

In October 2009, our Board of Directors approved the closing of the Memphis facility. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months from its closing, these assets are being reported as held for sale as of June 30, 2010.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $150,000 on capital expenditures for the remainder of 2010. On May 24, 2006, we announced plans for a five-year capital improvement project, referred to as the “Monster Makeover,” that is providing new offerings and upgraded amenities for fans, competitors and the media. The project is expected to take approximately five years to complete at an estimated total cost of approximately $25,000,000 to $30,000,000, of which approximately $20,800,000 was spent as of June 30, 2010. We continue to review the amount and timing of capital expenditures in light of our current earnings level. Additionally, we expect to contribute approximately $500,000 to our pension plans for 2010, of which $65,000 was contributed during the six months ended June 30, 2010. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2010, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Revolving line of credit	$35,800,000	$—	$35,800,000	$—	$—
SWIDA bonds(b)	1,740,000	—	1,740,000	—	—

Total debt	37,540,000	—	37,540,000	—	—
Estimated interest payments on revolving line of credit(a)	2,653,000	884,000	1,769,000	—	—
Interest payments on SWIDA bonds(b)	198,000	81,000	117,000	—	—
Operating leases	4,419,000	165,000	406,000	320,000	3,528,000
Pension contributions(c)	435,000	435,000	—	—	—

Total contractual cash obligations	$45,245,000	$1,565,000	$39,832,000	$320,000	$3,528,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2010 and the interest rates included in our latest amendment to our credit facility.

(b)	In 1996, Midwest Racing entered into an agreement with SWIDA to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000, of which $1,740,000 was outstanding at June 30, 2010. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway. The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA bonds. The bonds are being amortized through February 2012.

We have established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which are held by the trustee (BNY Trust Company of Missouri). At June 30, 2010, $3,957,000 of cash was restricted by the SWIDA bonds and is classified as a non-current asset in our consolidated balance sheet. The restricted cash exceeds our total obligation for principal and interest payments on the SWIDA bonds. The SWIDA bonds are secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds are unconditionally guaranteed by Midwest Racing. The SWIDA bonds bear interest at a rate of 9.2%.

On July 21, 2010, we redeemed all of the outstanding SWIDA bonds for $1,995,000 (including a $158,000 premium to the bondholders, accrued interest and professional fees). We wrote-off $29,000 of deferred bond costs as a result of the redemption. The redemption resulted in a loss on extinguishment of debt of $208,000 in the third quarter. Subsequent to redeeming the SWIDA bonds, all of the restricted cash was returned to us by the trustee and we used approximately $2,000,000 of those funds to repay outstanding borrowings on our credit facility.

(c)	We expect to contribute approximately $500,000 to our pension plans for 2010, of which $65,000 was contributed in the first six months of 2010. For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

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

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of June 30, 2010 and December 31, 2009, $1,851,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $2,501,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate whether or when a cash settlement for unrecognized tax benefits would occur.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2010, our valuation allowance net of federal income taxes was $10,052,000, which increased by $613,000 in the first six months of 2010, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that in recent years have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the track land plus the contributory value to the improvements. The primary economic assumptions used in the valuation techniques include: (i) land value which is estimated by comparable transactions; (ii) the contributory value of the track facilities calculated by estimated replacement costs, less economic depreciation; and (iii) that the highest and best use for the facilities is as a race track due to the contributory value of the improvements. Changes to these assumptions can have a significant effect on the outcome of future impairment tests and as a result, future valuations could differ significantly from current estimates. See NOTE 4 – Impairment Charge in the notes to the consolidated financials statements for further discussion.

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

We are exposed to financial market risk resulting from changes in interest rates. At June 30, 2010, we did not engage in speculative or leveraged transactions, hold any derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At June 30, 2010, we have marketable securities of $475,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At June 30, 2010, there was $35,800,000 outstanding under our revolving credit agreement. The credit agreement bore interest at our option, upon LIBOR plus 350 basis points or the adjusted base rate. The base rate was the greater of the prime rate or the federal funds rate plus 50 basis points or the daily LIBOR rate plus 100 basis points. The adjusted base rate was the greater of 3.75% per annum or the base rate plus 250 basis points. Therefore, we are subject to interest rate risk on the variable component of the interest rate. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2010 would cause a change in total annual interest costs of $358,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2010.

At June 30, 2010, our outstanding balance of the SWIDA bonds had a carrying value of $1,740,000 and an estimated fair value of $1,909,000. The fair value was determined based on the price paid to redeem the bonds on July 21, 2010.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $21,700,000 was outstanding at June 30, 2010. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,700,000 was outstanding on March 31, 2010. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2010 and December 31, 2009, $1,851,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2009, we paid $1,055,000 into the sales and incremental property tax fund and $689,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $22,064,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of June 30, 2010, we had total outstanding long-term debt of approximately $35,800,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

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

During the three months ended June 30, 2010, we purchased and retired 3,556 shares of our outstanding common stock at an average purchase price of $2.15 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	3,556	$2.15	—	1,634,607
May 1, 2010 – May 31, 2010	—	—	—	1,634,607
June 1, 2010 – June 30, 2010	—	—	—	1,634,607

Total	3,556	$2.15	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 12 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of August 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 6, 2010	Dover Motorsports, Inc. Registrant

/S/ DENIS MCGLYNN
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ TIMOTHY R. HORNE
Timothy R. Horne Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)