Form 10-Q
period 2010-09-30
DOVER MOTORSPORTS INC
filed 2010-11-05
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,207,552 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Admissions	$8,874	$11,196	$18,757	$23,149
Event-related	6,991	7,481	14,449	16,260
Broadcasting	12,645	12,346	27,979	27,284
Other	1	121	3	154

	28,511	31,144	61,188	66,847

Expenses:
Operating and marketing	17,463	19,159	39,850	44,505
Impairment charge	—	7,478	7,964	7,478
General and administrative	3,557	3,062	10,100	9,219
Depreciation and amortization	1,539	1,606	4,690	4,788

	22,559	31,305	62,604	65,990

Gain from insurance settlement	298	—	298	—

Operating earnings (loss)	6,250	(161)	(1,118)	857
Interest income	4	—	11	7
Interest expense	25	244	(1,624)	(1,275)
Gain (loss) on sale of investments	3	—	3	(102)
Loss on extinguishment of debt	(208)	—	(208)	—

Earnings (loss) before income tax (expense) benefit	6,074	83	(2,936)	(513)
Income tax (expense) benefit	(2,658)	(607)	68	(811)

Net earnings (loss)	3,416	(524)	(2,868)	(1,324)
Unrealized gain on interest rate swap, net of income taxes	—	64	—	168
Unrealized gain on available-for-sale securities, net of income taxes	14	24	8	29
Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	—	—	61
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	23	37	70	112

Comprehensive earnings (loss)	$3,453	$(399)	$(2,790)	$(954)

Net earnings (loss) per common share:
Basic	$0.09	$(0.01)	$(0.08)	$(0.04)

Diluted	$0.09	$(0.01)	$(0.08)	$(0.04)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$280	$155
Accounts receivable	9,732	1,260
Inventories	281	277
Prepaid expenses and other	2,182	1,528
Deferred income taxes	134	118
Current assets held for sale	2,800	2,800

Total current assets	15,409	6,138

Property and equipment, net	118,043	130,182
Restricted cash	—	5,333
Other assets, net	600	712
Deferred income taxes	148	164

Total assets	$134,200	$142,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,047	$456
Accrued liabilities	4,728	2,986
Payable to Dover Downs Gaming & Entertainment, Inc.	40	5
Income taxes payable	736	199
Current portion of bonds payable	—	1,235
Deferred revenue	2,087	5,931

Total current liabilities	9,638	10,812

Revolving line of credit	39,800	41,000
Bonds payable	—	1,739
Liability for pension benefits	1,793	1,695
Other liabilities	143	875
Non current income taxes payable	2,121	3,269
Deferred income taxes	20,754	20,850

Total liabilities	74,249	80,240

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,207,552 and 18,065,166 , respectively	1,821	1,806
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,380	100,943
Accumulated deficit	(43,862)	(40,994)
Accumulated other comprehensive loss	(1,239)	(1,317)

Total stockholders’ equity	59,951	62,289

Total liabilities and stockholders’ equity	$134,200	$142,529

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:

Net loss	$(2,868)	$(1,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,690	4,788
Amortization of credit facility fees	316	121
Stock-based compensation	502	425
Deferred income taxes	(1,517)	(1,115)
Impairment charge	7,964	7,478
Gain from insurance settlement	(298)	—
Loss on extinguishment of debt	208	—
Changes in assets and liabilities:
Accounts receivable	(8,472)	(7,290)
Inventories	(4)	(44)
Prepaid expenses and other	(661)	166
Accounts payable	1,678	1,739
Accrued liabilities	1,648	3,570
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	35	46
Income taxes payable/receivable	759	1,126
Deferred revenue	(3,844)	(2,970)
Other liabilities	(522)	(366)

Net cash (used in) provided by operating activities	(386)	6,350

Investing activities:
Capital expenditures	(469)	(1,896)
Insurance proceeds	298	—
Restricted cash	5,333	1,257
Proceeds from sale of available-for-sale securities	108	187
Purchase of available-for-sale securities	(111)	(185)

Net cash provided by (used in) investing activities	5,159	(637)

Financing activities:
Borrowings from revolving line of credit	25,700	27,150
Repayments on revolving line of credit	(26,900)	(30,150)
Repayments of bonds payable	(2,986)	(1,128)
Premium and fees on extinguishment of debt	(167)	—
Dividends paid	—	(733)
Repurchase of common stock	(50)	(19)
Credit facility fees	(245)	(283)

Net cash used in financing activities	(4,648)	(5,163)

Net increase in cash and cash equivalents	125	550
Cash and cash equivalents, beginning of period	155	288

Cash and cash equivalents, end of period	$280	$838

Supplemental information:
Interest paid	$2,086	$1,896

Income taxes paid	$691	$800

Change in accounts payable for capital expenditures	$(87)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Our motorsports subsidiaries operate three motorsports tracks in three states and we are scheduled to promote 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”). We own and operate Dover International Speedway® in Dover, Delaware; Nashville Superspeedway® near Nashville, Tennessee; and Gateway International Raceway® near St. Louis, Missouri. We continue to own Memphis Motorsports Park® in Memphis, Tennessee, but we have closed this facility and will not promote any future events there – see further discussion below.

In 2010, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	1 NHRA event.

All of the major events listed above were promoted during the first nine months of 2010, with the exception of a NASCAR Nationwide Series event at our Gateway facility, which was promoted in October 2010.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009.

On October 28, 2009, our Board of Directors approved the closing of the Memphis facility. These assets have been reported as held for sale since December 31, 2009. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months, these assets continue to be reported as held for sale as of September 30, 2010.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 3, 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 306 acres of land in Madison, Illinois and the racetrack is on leased property. We have long-term leases for approximately 160 acres. The leases expire in 2011, 2025 and 2070 and afford us various purchase options in 2011 and 2015. We also own approximately 150 acres of the facility. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options relative to the Gateway facility.

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

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $41,886,000 and $38,128,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Interest expense on uncertain income tax positions is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $10,000 and $119,000, and $57,000 and $306,000 during the three and nine-month periods ended September 30, 2010 and 2009, respectively, related to our uncertain income tax positions. During the third quarter of 2010 and 2009, we reversed $856,000 and $1,011,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination. Accrued interest on our uncertain income tax positions as of September 30, 2010 and December 31, 2009 was $138,000 and $875,000, respectively, and is included in other liabilities in the consolidated balance sheets.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of September 30, 2010, tax years after 2006 remain open to examination for federal income tax purposes. Tax years after 2005 remain open to examination for Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $302,000 and $762,000 of total revenues for the three and nine-month periods ended September 30, 2010. Barter transactions accounted for $337,000 and $787,000 of total revenues for the three and nine-month periods ended September 30, 2009.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses were $31,000 and $161,000, and $117,000 and $309,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $945,000 and $2,051,000, and $1,045,000 and $2,480,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

Net earnings (loss) per common share—Basic and diluted net earnings (loss) per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings (loss) per common share – basic:
Net earnings (loss)	$3,416	$(524)	$(2,868)	$(1,324)
Allocation to nonvested restricted stock awards	58	—	—	12

Net earnings (loss) available to common stockholders	$3,358	$(524)	$(2,868)	$(1,336)

Weighted-average shares outstanding	36,099	36,025	36,094	36,019

Net earnings (loss) per common share – basic	$0.09	$(0.01)	$(0.08)	$(0.04)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net earnings (loss) per common share – diluted:
Net earnings (loss)	$3,416	$(524)	$(2,868)	$(1,324)
Allocation to nonvested restricted stock awards	58	—	—	12

Net earnings (loss) available to common stockholders	$3,358	$(524)	$(2,868)	$(1,336)

Weighted-average shares outstanding	36,099	36,025	36,094	36,019
Dilutive stock options	—	—	—	—

Weighted-average shares and dilutive shares outstanding	36,099	36,025	36,094	36,019

Net earnings (loss) per common share – diluted	$0.09	$(0.01)	$(0.08)	$(0.04)

For the three and nine-month periods ended September 30, 2010 and 2009, options to purchase 205,000 and 322,000, and 493,000 and 493,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $163,000 and $502,000, and $142,000 and $425,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2010 and 2009, respectively. We recorded income tax benefits of $66,000 and $204,000, and $58,000 and $173,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010 that we believe are of potential significance to us.

NOTE 4 – Impairment Charge

Based upon the economic conditions that existed in the second quarter of 2010 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2011 sanctions for the two Nationwide Series and one Camping World Truck Series events at our Gateway facility, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Gateway for impairment. In accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment,” the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Gateway facility exceeded the undiscounted cash flows.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Based on the results of this analysis, we recorded a non-cash impairment charge in the second quarter of 2010 to write-down the carrying value of long-lived assets at our Gateway facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Gateway facility	$9,464,000	$1,500,000	$7,964,000

NOTE 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Revolving line of credit	$39,800,000	$41,000,000
SWIDA bonds	—	2,974,000

	39,800,000	43,974,000
Less current portion	—	(1,235,000)

	$39,800,000	$42,739,000

At September 30, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. There was $39,800,000 outstanding under the credit facility at September 30, 2010, at a weighted average interest rate of 4.53%. The credit agreement is secured by all of our assets. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. On August 3, 2010, the credit agreement was amended to revise certain financial covenants effective for the June 30, 2010 period and for all subsequent periods through the end of the agreement, to extend the agreement to January 1, 2012, to provide mandatory reductions in the maximum borrowing limit to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011, to provide mandatory reductions in the maximum borrowing limit from proceeds from the sales of certain property and equipment, and to change the method used to determine the interest rate we pay. On October 28, 2010, we amended the credit agreement to revise certain financial covenants effective for the September 30, 2010 period and for the subsequent two quarterly measurement periods under the agreement, and to revise certain definitions. Interest is based, at our option, upon LIBOR plus a margin that varies between 300 and 400 basis points (400 basis points at September 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varies between 200 and 300 basis points (300 basis points at September 30, 2010) depending on the leverage ratio. In either case, the minimum interest rate on borrowings under the agreement is 3.75%. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $6,848,000 at September 30, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2010 only $3,481,000 could have been borrowed as of that date. As a result of the October 28, 2010 amendment, we were in compliance with the financial covenants, and all other covenants, as of September 30, 2010. Additionally, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 1996, Midwest Racing, Inc. entered into an agreement (the “SWIDA bonds”) with Southwestern Illinois Development Authority (“SWIDA”) to receive the proceeds from the “Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project),” a Municipal Bond Offering, in the aggregate principal amount of $21,500,000. SWIDA loaned all of the proceeds from the Municipal Bond Offering to Midwest Racing for the purpose of the redevelopment, construction and expansion of Gateway International Raceway (“Gateway”). The proceeds of the SWIDA bonds were irrevocably committed to complete construction of Gateway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering corresponded to the terms of the SWIDA bonds. The bonds were being amortized through February 2012.

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri). The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing. The SWIDA bonds bore interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $9,000 and $100,000, and $69,000 and $215,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding SWIDA bonds for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) for the three months ended September 30, 2010. Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$78,000	$85,000	$236,000	$280,000
Interest cost	115,000	104,000	345,000	317,000
Expected return on plan assets	(120,000)	(90,000)	(360,000)	(283,000)
Recognized net actuarial loss	31,000	55,000	94,000	168,000
Net amortization	7,000	5,000	19,000	20,000

	$111,000	$159,000	$334,000	$502,000

We contributed $65,000 and $130,000 to our pension plans during the three and nine-month periods ended September 30, 2010. We contributed $75,000 and $165,000 to our pension plans during the three and nine-month periods ended September 30, 2009. We expect to contribute approximately $195,000 to our pension plans in 2010.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,806	$1,851	$100,943	$(40,994)	$(1,317)
Net loss	—	—	—	(2,868)	—
Issuance of restricted stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	502	—	—
Repurchase and retirement of common stock	(2)	—	(48)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $6	—	—	—	—	8
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $46	—	—	—	—	70

Balance at September 30, 2010	$1,821	$1,851	$101,380	$(43,862)	$(1,239)

As of September 30, 2010 and December 31, 2009, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2010	2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $854,000 and $900,000, respectively	$(1,243,000)	$(1,313,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($3,000) and $3,000, respectively	4,000	(4,000)

Accumulated other comprehensive loss	$(1,239,000)	$(1,317,000)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2010 or 2009. At September 30, 2010, we had remaining repurchase authority of 1,634,607 shares. At present we are not permitted to make such purchases under our credit facility.

During the nine-month periods ended September 30, 2010 and 2009, we purchased and retired 23,814 and 12,785 shares of our outstanding common stock at an average purchase price of $2.10 and $1.51 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$502,000	$502,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds. These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2010, there was $39,800,000 outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a recurring basis as of September 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)	2010 Losses
Assets held for sale – Memphis facility	$2,800,000	$—	$—	$2,800,000	$—

Fair value of these assets held for sale was determined using a valuation methodology which gave specific consideration to the value of the land and an office building, net of demolition costs.

NOTE 9 – Related Party Transactions

During the three and nine-month periods ended September 30, 2010 and 2009, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $494,000 and $1,470,000, and $513,000 and $1,501,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $44,000 and $169,000, and $47,000 and $180,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2010 and 2009. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2010 and 2009 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $458,000 and $928,000, and $509,000 and $1,000,000, respectively. Additionally, we invoiced Gaming $126,000 and $353,000, and $163,000 and $375,000 during the three and nine-month periods ended September 30, 2010 and 2009, respectively, for a skybox suite, tickets and other services to the events. As of September 30, 2010 and December 31, 2009, our consolidated balance sheets included a $40,000 and $5,000 payable to Gaming, respectively, for the aforementioned items. We settled these items in October 2010 and January 2010, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at September 30, 2010. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of September 30, 2010 and December 31, 2009, $1,184,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2010, we paid $1,008,000 into the sales and incremental property tax fund and $739,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $302,000 and $762,000 of total revenues for the three and nine-month periods ended September 30, 2010. Barter transactions accounted for $337,000 and $787,000 of total revenues for the three and nine-month periods ended September 30, 2009.

Expenses that are not directly related to a specific event are recorded as incurred. Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed. These expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, labor, marketing, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Admissions revenue was $8,874,000 in the third quarter of 2010 as compared to $11,196,000 in the third quarter of 2009. The $2,322,000 decrease was primarily related to lower admissions revenue at our September NASCAR event weekend at Dover International Speedway and to a lesser extent lower admissions at the other major events we promoted during the third quarter of 2010. We promoted five major events during the third quarters of 2010 and 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in the third quarter of 2010 as a result of the closing of that facility during the fourth quarter of 2009.

Event-related revenue was $6,991,000 in the third quarter of 2010 as compared to $7,481,000 in the third quarter of 2009. The $490,000 decrease was primarily related to lower hospitality and luxury suite rentals, as well as lower concessions and souvenir sales as a result of the lower attendance and the aforementioned economic conditions. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur as a result of the aforementioned closing of that facility.

Broadcasting revenue increased slightly to $12,645,000 in the third quarter of 2010 from $12,346,000 in the third quarter of 2009.

Operating and marketing expenses were $17,463,000 in the third quarter of 2010 as compared to $19,159,000 in the third quarter of 2009. The decrease was primarily related to cost cutting measures that reduced operating expenses at all major events we promoted during the quarter, cost savings from the closing of our Memphis facility during the fourth quarter of 2009 and lower costs associated with the decline in event-related revenue.

We concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded a $7,478,000 non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

General and administrative expenses were $3,557,000 in the third quarter of 2010 and $3,062,000 in the third quarter of 2009. The increase was primarily related to higher real estate taxes at our Gateway facility and the expensing of costs relating to our previously announced merger with Dover Downs Gaming & Entertainment, Inc. (a company related through common ownership). The merger agreement was terminated in October 2010. These increases were partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

Depreciation and amortization expense decreased to $1,539,000 in the third quarter of 2010 as compared to $1,606,000 in the third quarter of 2009.

During the third quarter of 2010, we recognized a gain of $298,000 as a result of insurance proceeds received for damage to grandstands at our Memphis facility.

Net interest expense was a negative $29,000 in the third quarter of 2010 as compared to a negative $244,000 in the third quarter of 2009. The 2010 and 2009 negative interest expense resulted from the reversal of $856,000 and $1,011,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination. Excluding the interest expense we recorded related to uncertain income tax positions, our net interest expense was $817,000 in the third quarter of 2010 as compared to $710,000 in the third quarter of 2009. The increase was due primarily to a higher average interest rate on our credit facility.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding SWIDA bonds for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) for the three months ended September 30, 2010.

Earnings before income tax expense was $6,074,000 in the third quarter of 2010 as compared to $83,000 in the third quarter of 2009. Excluding the non-cash impairment charge, our adjusted earnings before income taxes were $7,561,000 in the third quarter of 2009.

Earnings before income tax expense	$83,000
Non-cash impairment charge	7,478,000

Adjusted earnings before income taxes	$7,561,000

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

Our effective income tax rates for the third quarters of 2010 and 2009 were 43.8% and 731.3%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charge. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Admissions revenue was $18,757,000 in the first nine months of 2010 as compared to $23,149,000 in the first nine months of 2009. The $4,392,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway and to a lesser extent lower admissions at the other major events we promoted during the first nine months of 2010. We promoted twelve major events during the first nine months of 2010 and 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in the first nine months of 2010 as a result of the closing of that facility during the fourth quarter of 2009.

Event-related revenue was $14,449,000 in the first nine months of 2010 as compared to $16,260,000 in the first nine months of 2009. The $1,811,000 decrease was primarily related to lower hospitality and luxury suite rentals, as well as lower concessions and souvenir sales and sponsorship revenues as a result of the lower attendance and the aforementioned economic conditions. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur as a result of the aforementioned closing of that facility.

Broadcasting revenue increased slightly to $27,979,000 in the first nine months of 2010 from $27,284,000 in the first nine months of 2009.

Operating and marketing expenses were $39,850,000 in the first nine months of 2010 as compared to $44,505,000 in the first nine months of 2009. The decrease was primarily related to cost savings from the closing of our Memphis facility during the fourth quarter of 2009, cost cutting measures that reduced operating expenses at most major events promoted during the first nine months of 2010 and lower costs associated with the decline in event-related revenue.

We concluded in the second quarter of 2010 that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment. Based on the results of this analysis, we recorded a $7,964,000 non-cash impairment charge in the second quarter of 2010 to write-down the carrying value of long-lived assets at our Gateway facility to fair value.

We concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded a $7,478,000 non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

General and administrative expenses were $10,100,000 in the first nine months of 2010 and $9,219,000 in the first nine months of 2009. The increase was primarily related to higher real estate taxes at our Gateway facility and the aforementioned expensing of costs related to our terminated merger agreement with Dover Downs Gaming & Entertainment, Inc. These increases were partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

Depreciation and amortization expense decreased to $4,690,000 in the first nine months of 2010 as compared to $4,788,000 in the first nine months of 2009.

During the nine months ended September 30, 2010, we recognized a gain of $298,000 as a result of insurance proceeds received for damage to grandstands at our Memphis facility.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding SWIDA bonds for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) for the nine months ended September 30, 2010.

Net interest expense was $1,613,000 in the first nine months of 2010 as compared to $1,268,000 in the first nine months of 2009. We reversed $856,000 and $1,011,000 in 2010 and 2009, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination. Excluding the interest expense we recorded related to uncertain income tax positions, our net interest expense was $2,350,000 in the first nine months of 2010 as compared to $1,973,000 in the first nine months of 2009. The increase was due primarily to a higher average interest rate on our credit facility.

Loss before income tax benefit was $2,936,000 in the first nine months of 2010 as compared to $513,000 in the first nine months of 2009. Excluding the non-cash impairment charges, our adjusted earnings before income taxes were $5,028,000 in the first nine months of 2010 as compared to $6,965,000 in the first nine months of 2009.

	2010	2009
Loss before income tax benefit	$(2,936,000)	$(513,000)
Non-cash impairment charges	7,964,000	7,478,000

Adjusted earnings before income taxes	$5,028,000	$6,965,000

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

Our effective income tax rates for the first nine months of 2010 and 2009 were 2.3% and (158.1%), respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charge. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash used in operating activities was $386,000 for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $6,350,000 for the nine months ended September 30, 2009. The decrease was primarily due to the timing of receipt of our broadcasting revenue related to our September NASCAR-sanctioned event at Dover International Speedway, the timing of certain real estate tax payments, the larger operating loss and lower receipts from advanced ticket sales. For the 2009 NASCAR event, we received a portion of the broadcast revenue by September 30, 2009. For the 2010 NASCAR event, we received all of the broadcast revenue in October 2010. Real estate taxes for the current year at our Gateway facility were paid prior to September 30, 2010; however the prior year real estate taxes were paid in October 2009.

Net cash provided by investing activities was $5,159,000 for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $637,000 for the nine months ended September 30, 2009. Capital expenditures were $469,000 for the nine months ended September 30, 2010, compared with $1,896,000 for the nine months ended September 30, 2009. The 2010 additions related primarily to payments for concessions equipment and facility improvements. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. During the third quarter of 2010, we received $298,000 of insurance proceeds to cover damage to grandstands at our Memphis facility. Changes in our restricted cash accounts were $5,333,000 and $1,257,000 for the nine month periods ended September 30, 2010 and 2009, respectively. On July 21, 2010, we redeemed all of the outstanding SWIDA bonds. Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

Net cash used in financing activities was $4,648,000 for the nine months ended September 30, 2010 as compared to $5,163,000 for the nine months ended September 30, 2009. We had net repayments on our outstanding line of credit of $1,200,000 in the first nine months of 2010 as compared to $3,000,000 in the first nine months of 2009. Repayments of our outstanding SWIDA bonds were $2,986,000 for the first nine months of 2010 as compared to $1,128,000 for the first nine months of 2009. We incurred $167,000 of premium and fees associated with the aforementioned SWIDA bond redemption during the third quarter of 2010. We paid $733,000 in cash dividends in the first nine months of 2009. No dividends were paid in the first nine months of 2010.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

At September 30, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. There was $39,800,000 outstanding under the credit facility at September 30, 2010, at a weighted average interest rate of 4.53%. The credit agreement is secured by all of our assets. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. On August 3, 2010, the credit agreement was amended to revise certain financial covenants effective for the June 30, 2010 period and for all subsequent periods through the end of the agreement, to extend the agreement to January 1, 2012, to provide mandatory reductions in the maximum borrowing limit to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011, to provide mandatory reductions in the maximum borrowing limit from proceeds from the sales of certain property and equipment and to change the method used to determine the interest rate we pay. On October 28, 2010, we amended the credit agreement to revise certain financial covenants effective for the September 30, 2010 period and for the subsequent two quarterly measurement periods under the agreement, and to revise certain definitions. Interest is based, at our option, upon LIBOR plus a margin that varies between 300 and 400 basis points (400 basis points at September 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varies between 200 and 300 basis points (300 basis points at September 30, 2010) depending on the leverage ratio. In either case, the minimum interest rate on borrowings under the agreement is 3.75%. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $6,848,000 at September 30, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2010 only $3,481,000 could have been borrowed as of that date. As a result of the October 28, 2010 amendment, we were in compliance with the financial covenants, and all other covenants, as of September 30, 2010. Additionally, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

On November 3, 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 306 acres of land in Madison, Illinois and the racetrack is on leased property. We have long-term leases for approximately 160 acres. The leases expire in 2011, 2025 and 2070 and afford us various purchase options in 2011 and 2015. We also own approximately 150 acres of the facility. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options relative to the Gateway facility.

In October 2009, our Board of Directors approved the closing of the Memphis facility. We have been in discussions with several parties who have shown interest in buying the facility and we are currently evaluating all of our options. Since it is our intention to sell the long-lived assets of the Memphis facility and we believe a sale will occur within twelve months, these assets continue to be reported as held for sale as of September 30, 2010.

Cash provided by operating activities is expected to substantially fund our capital expenditures, which are essentially complete for 2010. Additionally, we expect to contribute approximately $195,000 to our pension plans for 2010, of which $130,000 was contributed during the nine months ended September 30, 2010. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At September 30, 2010, we had the following contractual obligations and other commercial commitments:

	Total	Payments Due by Period
		2010	2011 – 2012	2013 – 2014	Thereafter
Revolving line of credit	$39,800,000	$—	$39,800,000	$—	$—
Estimated interest payments on revolving line of credit (a)	2,254,000	451,000	1,803,000	—	—
Operating leases	4,337,000	82,000	407,000	320,000	3,528,000
Pension contributions (b)	65,000	65,000	—	—	—

Total contractual cash obligations	$46,456,000	$598,000	$42,010,000	$320,000	$3,528,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2010 and the interest rates included in our latest amendment to our credit facility.

(b)	We expect to contribute approximately $195,000 to our pension plans for 2010, of which $130,000 was contributed in the first nine months of 2010. For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at September 30, 2010. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of September 30, 2010 and December 31, 2009, $1,184,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2010, we paid $1,008,000 into the sales and incremental property tax fund and $739,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $2,121,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate whether or when a cash settlement for uncertain tax positions would occur.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2010, our valuation allowance net of federal income taxes was $10,188,000, which increased by $749,000 in the first nine months of 2010, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that in recent years have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including, if applicable, the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates. At September 30, 2010, we did not engage in speculative or leveraged transactions, hold any derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At September 30, 2010, we have marketable securities of $502,000. These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet. Fair-value is determined based on the current market values.

At September 30, 2010, there was $39,800,000 outstanding under our revolving credit agreement. The credit agreement bore interest at our option, upon LIBOR plus a margin that varies between 300 and 400 basis points (400 basis points at September 30, 2010) depending on the leverage ratio or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varies between 200 and 300 basis points (300 basis points at September 30, 2010) depending on the leverage ratio. In either case, the minimum interest rate on borrowings under the agreement is 3.75%. Therefore, we are subject to interest rate risk on the variable component of the interest rate. A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2010 would cause a change in total annual interest costs of $398,000. The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2010.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, of which $21,000,000 was outstanding at September 30, 2010. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet; however, we are exposed to market risks related to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in our being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding on September 30, 2010. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2010 and December 31, 2009, $1,184,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2010, we paid $1,008,000 into the sales and incremental property tax fund and $739,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of September 30, 2010, we had total outstanding long-term debt of approximately $39,800,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to six NASCAR-sanctioned events at Dover, Delaware which are currently held in May and September. Total revenues from these events were at least 70% of total revenues for each of the years in the three year period ended December 31, 2009. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary. All of our operating earnings are derived from our Dover facility.

With the closing of our Memphis and Gateway facilities, the portion of our motorsports revenues attributable to our NASCAR-sanctioned events at Dover will increase in the future. We estimate that approximately 80% of our total revenues will be generated by our Dover facility for the year ended December 31, 2010 and will increase to approximately 90% starting in 2011.

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

Due To Our Concentrated Stock Ownership, Stockholders May Have No Effective Voice In Our Management

We have elected to be treated as a “controlled corporation” as defined by New York Stock Exchange (“NYSE”) Rule 303A. We are a controlled corporation because a single person, Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. This means that he has the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring us at a premium. In addition, as a controlled corporation, we are not required to comply with certain NYSE rules.

We may not be able to maintain our listing with the NYSE

Our Common Stock is traded on the NYSE under the symbol “DVD.” We are required to maintain market capitalization of more than $50,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $50,000,000 in order to remain in compliance with NYSE continued listing standards. As of September 30, 2010, our stockholder equity was approximately $60 million. As of September 30, 2010, our 30 trading-day average market capitalization was approximately $65 million. During 2010, it has ranged from approximately $63 million to $81 million. If we were to fail to maintain the required stockholders’ equity and market capitalization, our stock could be delisted from trading on the NYSE. While we would typically be given the opportunity to submit an 18 month plan to the NYSE to demonstrate our ability to regain compliance with continued listing standards, there is no assurance that we would be able to formulate such a plan or that it would be accepted by the NYSE. The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment No. 13 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of October 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 2, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 5, 2010	Dover Motorsports, Inc. Registrant

/S/ DENIS MCGLYNN
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ TIMOTHY R. HORNE
Timothy R. Horne Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)