Form 10-K
period 2010-12-31
DOVER MOTORSPORTS INC
filed 2011-03-15
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $28,957,964 as of June 30, 2010 (the last day of our most recently completed second quarter).

As of March 10, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,340,977 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 27, 2011 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. We closed Gateway International Raceway® near St. Louis, Missouri, after the 2010 race season and will not promote any future events there — see further discussion below. These three facilities promoted 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports — the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”).

In 2010, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;
•	6 NASCAR Nationwide Series events;
•	4 NASCAR Camping World Truck Series events; and
•	1 NHRA event.

In 2011, we are scheduled to promote 9 major events, all of which will be sanctioned by NASCAR.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in May and September. Total revenues from these events were approximately 80% of total revenues for 2010 and approximately 70% for 2009 and 2008.

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

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 42 consecutive years at Dover International Speedway and currently promote five major NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit and one race is in the NASCAR Camping World Truck Series racing circuit. Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2011.

Each of the NASCAR Nationwide Series events and the Camping World Truck Series event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event. Dover International Speedway is one of only seven speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year. Additionally, it is one of only seven tracks to host three major NASCAR events at one facility on the same weekend. The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year. Our fall event has historically been the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season. Starting in 2011, our fall event will be the third race to determine the championship.

Dover International Speedway, widely known as “the Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 132,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events. The superspeedway facility also features the Monster Bridge®. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 30 miles from downtown Nashville in Wilson County, Tennessee. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires. Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip. Nashville Superspeedway promoted two NASCAR Nationwide Series events and two NASCAR Camping World Truck Series event during the 2010 season. The facility also hosted other regional and national touring events, as well as track rentals.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted four major events in 2010 — two NASCAR Nationwide Series events, a NASCAR Camping World Truck Series event and an NHRA national event. The facility also hosted a number of regional and national touring events, as well as weekly events on its drag strip and road course rentals.

The auto racing facility includes a 1.25-mile paved oval track with 54,000 permanent seats, a nationally renowned drag strip capable of seating approximately 30,000 people and a road course. The facility, which is equipped with lights for nighttime racing, is located just across the Mississippi River in Madison, Illinois, within view of the Gateway Arch in St. Louis.

We closed the Gateway facility in the fourth quarter of 2010 and terminated the majority of our leases for the real property underlying the racetrack in February 2011.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted no events in 2010.

The auto racing facility includes a 0.75-mile paved tri-oval track with approximately 20,000 permanent seats and a drag strip capable of seating approximately 25,000 people. The facility is located approximately 10 miles northeast of downtown Memphis, Tennessee.

We closed the Memphis facility in the fourth quarter of 2009 and held an auction for the real and personal property comprising the facility on December 14, 2010. An agreement of sale was entered into on that date and the sale closed on January 31, 2011.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2011. Our business is substantially dependent on these two agreements. The economic terms of the two sanction agreements between NASCAR and Dover International Speedway relative to its 2011 NASCAR Sprint Cup Series competitions are as follows: Total purse and sanction fee to be paid by Dover International Speedway is $6,097,000 for the May event and $5,450,000 for the October event. Estimated live broadcast revenue to be received by Dover International Speedway is $13,109,000 for the May event and $10,857,000 for the October event. Live broadcast revenue figures are based on the assumption that all events on the 2011 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR. Dover International Speedway is also entitled to share, along with other promoters, in income which NASCAR derives from exploiting certain broadcast and intellectual property rights. Revenue for such rights attributable to Dover International Speedway’s 2010 NASCAR Sprint Cup Series competitions amounted to approximately $600,000 and we reasonably anticipate that this will approximate the amount for its 2011 NASCAR Sprint Cup Series competitions.

The following is a listing of our NASCAR events for 2011:

Subsidiary	Event	Date
Dover International Speedway, Inc.	NASCAR Sprint Cup Series	May 15, 2011
	NASCAR Nationwide Series	May 14, 2011
	NASCAR Camping World Truck Series	May 13, 2011
	NASCAR Sprint Cup Series	October 2, 2011
	NASCAR Nationwide Series	October 1, 2011
	NASCAR K&N Pro Series East	September 30, 2011

Nashville Speedway, USA, Inc.	NASCAR Nationwide Series	April 23, 2011
	NASCAR Camping World Truck Series	April 22, 2011
	NASCAR Nationwide Series	July 23, 2011
	NASCAR Camping World Truck Series	July 22, 2011

Impairment Charges Recorded in 2010

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

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.

Impairment Charge Recorded in 2009

We had an earlier agreement of sale relative to our Memphis Motorsports Park facility which expired in September 2009, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. The fair value of the assets for the Memphis facility was previously determined based upon the terms of the agreement of sale for purposes of our impairment assessment. The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Memphis facility exceeded the undiscounted cash flows.

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

Based on the results of this analysis, we recorded a non-cash impairment charge in the third quarter of 2009 to write-down the carrying value of long-lived assets at our Memphis facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charge
Memphis facility	$10,278,000	$2,800,000	$7,478,000

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

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for the Nashville and Gateway facilities was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there is an assumption that these two facilities will continue to operate as racetracks and it is our intention to continue operating them unless it is determined that future prospects no longer justify such action. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of our agreement of sale and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue as we monitor industry and Nationwide series changes made by NASCAR while continuing our efforts to reduce operating expenses and increase revenues.

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

Employees

As of December 31, 2010, we had approximately 68 full-time employees and 6 part-time employees. We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers. We believe that we enjoy a good relationship with our employees.

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

Our Relationships With and the Success of NASCAR Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of NASCAR and our ability to secure favorable contracts with and maintain a good working relationship with them. NASCAR regularly issues and awards sanctioned events and their issuance depends, in large part, on maintaining good working relationships with NASCAR. Our NASCAR events are sanctioned on an annual basis with no contractual obligation to renew. By awarding a sanctioned event or a series of sanctioned events, NASCAR does not warrant, nor are they responsible for, the financial success of any sanctioned event. Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues.

Our ability to obtain additional sanctioned events in the future and to negotiate favorable terms to our sanction agreements and the success of NASCAR in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control. As our success depends on the terms of our sanction agreements and the success of each event or series that we are promoting, a material change in the terms of a sanction agreement or a material adverse effect on NASCAR, such as the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from live broadcast coverage, admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

We Rely On Sponsorship Contracts To Generate Revenues

We receive a portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and venues, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes. We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships. Some of our events may not secure a “title” sponsor every year, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event for maximum impact. Loss of our existing title sponsors or other major sponsorship agreements or failure to secure sponsorship agreements in the future on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding on December 31, 2010. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2010 and 2009, $1,200,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of December 31, 2010, we had total outstanding long-term debt of $38,200,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

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

Our current credit agreement is scheduled to mature on January 1, 2012. We are currently evaluating possible options to address the expiration of the credit facility including refinancing with a new credit facility or other available financing options. We believe that we will be able to obtain sufficient financing to address the credit facility expiration.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in May and September. Total revenues from these events were approximately 80% of total revenues for 2010 and approximately 70% for 2009 and 2008. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary. All of our operating earnings are derived from our Dover facility.

With the closing of our Gateway facility, the portion of our motorsports revenues attributable to our NASCAR-sanctioned events at Dover will increase in the future. We estimate that approximately 90% of our total revenues will be generated by our Dover facility starting in 2011.

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

We may not be able to maintain our listing with the NYSE

Our Common Stock is traded on the NYSE under the symbol “DVD.” We are required to maintain market capitalization of more than $50,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $50,000,000 in order to remain in compliance with NYSE continued listing standards. As of December 31, 2010, our stockholders’ equity was approximately $54.3 million. As of December 31, 2010, our 30 trading-day average market capitalization was approximately $66.0 million. During 2010, it has ranged from approximately $63.0 million to $80.9 million. If we were to fail to maintain the required stockholders’ equity and market capitalization, our stock could be delisted from trading on the NYSE. While we would typically be given the opportunity to submit an 18 month plan to the NYSE to demonstrate our ability to regain compliance with continued listing standards, there is no assurance that we would be able to formulate such a plan or that it would be accepted by the NYSE. The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

We have not received any written comments that were issued within 180 days before December 31, 2010, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,400 acres of land we own in Wilson County and Rutherford County, Tennessee. The facility is approximately 35 miles from downtown Nashville.

Gateway International Raceway

Gateway International Raceway is located on approximately 290 acres of land in Madison, Illinois, five miles from the Gateway Arch in St. Louis. We own approximately 140 acres and have long-term leases with purchase options (expiring in 2011, 2025 and 2070) for approximately 150 additional acres.

We closed the Gateway facility in the fourth quarter of 2010 and terminated the majority of our leases for the real property underlying the racetrack in February 2011.

Memphis Motorsports Park

Memphis Motorsports Park is located on approximately 350 acres of land we own approximately ten miles northeast of downtown Memphis, Tennessee. We closed the Memphis facility in the fourth quarter of 2009 and held an auction for the real and personal property comprising the facility on December 14, 2010. An agreement of sale was entered into on that date and the sale closed on January 31, 2011.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Gateway International Raceway,” “Memphis Motorsports Park,” “Gateway Guy,” “Monster Mile,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” “Miles the Monster,” “Take a Kid to the Races.” We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs. Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of March 10, 2011, there were 18,340,977 shares of common stock and 18,510,975 shares of Class A common stock outstanding. There were 1,019 holders of record for common stock and 14 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2010 and 2009 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2010	$2.01	$1.60	None
September 30, 2010	$1.99	$1.45	None
June 30, 2010	$2.29	$1.21	None
March 31, 2010	$2.40	$1.92	None

December 31, 2009	$2.32	$1.31	None
September 30, 2009	$1.75	$1.10	None
June 30, 2009	$2.18	$1.40	$0.010
March 31, 2009	$2.65	$1.11	$0.010

Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2010 and we had remaining repurchase authority of 1,634,607 shares.

Item 6.	Selected Financial Data

Not applicable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $848,000, $936,000 and $1,163,000 of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Results of Operations

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Admissions revenue was $19,251,000 in 2010 as compared to $24,741,000 in 2009. The $5,490,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway and to a lesser extent lower admissions at the other major events we promoted during 2010. We promoted thirteen major events during 2010 and fourteen during 2009. We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in 2010 since that facility closed during the fourth quarter of 2009.

Event-related revenue was $15,010,000 in 2010 as compared to $17,971,000 in 2009. The $2,961,000 decrease was primarily related to lower hospitality and luxury suite rentals, as well as lower concessions and souvenir sales as a result of the lower attendance and the aforementioned economic conditions. Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur.

Broadcasting revenue increased to $28,681,000 in 2010 from $27,999,000 in 2009. The increase resulted entirely from higher broadcasting revenue for our NASCAR-sanctioned events promoted during 2010.

Operating and marketing expenses were $43,641,000 in 2010 as compared to $50,466,000 in 2009. The decrease was primarily related to cost savings from the closing of our Memphis facility during the fourth quarter of 2009, cost cutting measures that reduced operating expenses at most major events promoted during 2010 and lower costs associated with the decline in event-related revenue.

General and administrative expenses were $13,254,000 in 2010 and $12,174,000 in 2009. The increase was primarily related to higher real estate taxes at our Gateway facility. Additionally, the expensing of costs relating to a proposed merger with Dover Downs Gaming & Entertainment, Inc. (a company related through common ownership) contributed to the increase. The merger agreement was terminated in October 2010. These increases were partially offset by the closing of our Memphis facility during the fourth quarter of 2009.

We concluded in the second quarter of 2010 that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment. Based on the results of this analysis, we recorded a $7,964,000 non-cash impairment charge in the second quarter of 2010 to write-down the carrying value of long-lived assets at our Gateway facility to fair value.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.

Depreciation and amortization expense decreased to $6,190,000 in 2010 as compared to $6,467,000 in 2009.

During 2010, we recognized a gain of $398,000 as a result of insurance proceeds received for damage to grandstands at our Memphis facility.

Net interest expense was $2,460,000 in 2010 as compared to $2,110,000 in 2009. We reversed $878,000 and $1,011,000 in 2010 and 2009, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination. Excluding the interest expense we recorded related to uncertain income tax positions, our net interest expense was $3,213,000 in 2010 as compared to $2,795,000 in 2009. The increase was due primarily to a higher average interest rate on our credit facility and the amortization of higher credit facility amendment fees.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding bonds with Southwestern Illinois Development Authority (“SWIDA”) for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) during 2010.

Loss before income tax benefit was $11,486,000 in 2010 as compared to $7,909,000 in 2009. Excluding the non-cash impairment charges and facility exit costs, our adjusted loss before income tax benefit was $2,389,000 in 2010 as compared to $431,000 in 2009.

	2010	2009
Loss before income tax benefit	$(11,486,000)	$(7,909,000)
Non-cash impairment charges	8,773,000	7,478,000
Facility exit costs	324,000	—

Adjusted loss before income taxes	$(2,389,000)	$(431,000)

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted loss before income taxes is derived by adjusting amounts determined in accordance with GAAP for the aforementioned non-cash impairment charge and facility exit costs. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to loss before income tax benefit which is determined in accordance with GAAP.

Our effective income tax rates for 2010 and 2009 were 28.8% and 25.5%, respectively. The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charges. Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

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

Event-related revenue was $17,971,000 in 2009 as compared to $25,652,000 in 2008. The $7,681,000 decrease was primarily related to lower sponsorship revenues at most events we promoted during 2009 and lower luxury suite rentals and concession sales at our NASCAR Sprint Cup Series events at Dover International Speedway we believe as a result of economic conditions. Additionally, the decrease was partially attributable to the change in our major motorsports event schedule.

Broadcasting revenue increased slightly from $27,532,000 in 2008 to $27,999,000 in 2009. The increase resulted entirely from higher broadcasting revenue for our NASCAR-sanctioned events promoted during 2009.

Operating and marketing expenses were $50,466,000 in 2009 as compared to $55,262,000 in 2008. The $4,796,000 decrease primarily related to cost savings initiatives implemented at all major events promoted in 2009 and a reduction in expenses due to lower revenues. Additionally, the decrease was partially attributable to the change in our major motorsports event schedule.

We had an earlier agreement of sale relative to our Memphis Motorsports Park facility which expired in September 2009, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. Based on the results of this analysis, we recorded a $7,478,000 non-cash impairment charge to write-down the carrying value of long-lived assets at our Memphis facility to fair value.

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

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals. The non-cash impairment charges we recorded in 2010, 2009 and 2008 had no impact on our liquidity for the three years ended December 31, 2010.

Net cash provided by operating activities was $966,000 in 2010 as compared to $5,253,000 in 2009. The decrease was primarily due to the larger operating loss and lower receipts from advanced ticket sales.

Net cash provided by investing activities was $5,366,000 in 2010 as compared to net cash used in investing activities of $2,024,000 in 2009. Capital expenditures were $488,000 in 2010 compared with $1,912,000 in 2009. The 2010 additions related primarily to payments for concessions equipment and facility improvements. The 2009 additions related primarily to the Monster Makeover project, consisting primarily of racetrack improvements at our Dover facility. During 2010, we received $398,000 of insurance proceeds to cover damage to grandstands at our Memphis facility. Changes in our restricted cash accounts were $5,333,000 and $114,000 for 2010 and 2009, respectively. On July 21, 2010, we redeemed all of the outstanding SWIDA bonds. Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

Net cash used in financing activities was $6,418,000 in 2010 as compared to $3,362,000 in 2009. We had net repayments on our outstanding line of credit of $2,800,000 in 2010 as compared to $1,200,000 in 2009. Repayments of our outstanding SWIDA bonds were $2,986,000 for 2010 as compared to $1,127,000 for 2009. We incurred $167,000 of premium and fees associated with the SWIDA bond redemption during the third quarter of 2010. We paid $733,000 in cash dividends in 2009. No dividends were paid in 2010.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

At December 31, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. The maximum borrowing limit under the facility reduces to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011 and the facility expires January 1, 2012. There was $38,200,000 outstanding under the credit facility at December 31, 2010, at a weighted average interest rate of 4.6%. The credit agreement is secured by all of our assets. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. On October 28, 2010, we amended the credit agreement to revise certain financial covenants effective for the September 30, 2010 period and for the subsequent two quarterly measurement periods under the agreement, and to revise certain definitions. Interest is based, at our option, upon LIBOR plus a margin that varies between 300 and 400 basis points (400 basis points at December 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varies between 200 and 300 basis points (300 basis points at December 31, 2010) depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2010, we were in compliance with the terms of the credit facility.

Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $8,448,000 at December 31, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2010 only $3,844,000 could have been borrowed as of that date. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Our current credit agreement is scheduled to mature on January 1, 2012. We are currently evaluating possible options to address the expiration of the credit facility including refinancing with a new credit facility or other available financing options. We believe that we will be able to obtain sufficient financing to address the credit facility expiration.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $500,000 on capital expenditures during 2011. Additionally, we expect to contribute approximately $700,000 to our pension plans for 2011. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2010, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 –2015	Thereafter
Revolving line of credit	$38,200,000	$—	$38,200,000	$—	$—
Estimated interest payments on revolving line of credit(a)	1,696,000	1,696,000	—	—	—
Operating leases	114,000	51,000	37,000	25,000	1,000
Pension contributions(b)	700,000	700,000	—	—	—

Total contractual cash obligations	$40,710,000	$2,447,000	$38,237,000	$25,000	$1,000

(a)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2010 and related interest rates.
(b)	We expect to contribute approximately $700,000 to our pension plans for 2011. For years subsequent to 2011, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at December 31, 2010. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2010 and 2009, $1,200,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we no longer have contractual obligations related to these leases and they have been excluded from the contractual obligations disclosure.

We have not included our non current income taxes payable of $1,241,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate whether or when a cash settlement for uncertain tax positions would occur. See NOTE 7 – Income Taxes in the notes to the consolidated financial statements for further discussion.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2010, our valuation allowance net of federal income taxes was $10,424,000, which increased by $985,000 in 2010, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities. These estimates require assumptions that are believed to be reasonable. We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach. Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the track land plus the contributory value to the improvements. The primary economic assumptions used in the valuation techniques include: (i) land value which is estimated by comparable transactions; (ii) the contributory value of the track facilities calculated by estimated replacement costs, less economic depreciation; and (iii) that the highest and best use for the facilities is as a race track due to the contributory value of the improvements. Changes to these assumptions can have a significant effect on the outcome of future impairment tests and as a result, future valuations could differ significantly from current estimates. See NOTE 3 – Impairment Charges in the notes to the consolidated financials statements for further discussion.

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

Recent Accounting Pronouncements

See NOTE 2 – Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including, if applicable, the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. KPMG LLP has issued their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 15, 2011

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

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

Executive Officers of the Registrant. As of December 31, 2010, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	64	11/79 to date

Michael A. Tatoian	Executive Vice President	50	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	44	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	51	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	52	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 11 years and prior to that served as Vice Chairman of the Board. Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 31 years. Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007. Mr. Tatoian has more than 22 years experience in professional sports ownership, management and operations. He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team. Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

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

Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	205,000	$4.68	666,070
Equity compensation plans not approved by security holders	—	—	—

Total	205,000	$4.68	666,070

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 32.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Agreement and Plan of Merger, dated as of March 26, 1998, by and among Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), FOG Acquisition Corp., and Grand Prix Association of Long Beach (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-53077, on Form S-4 dated May 19, 1998).

2.3	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated May 10, 2002).

4.1	Rights Agreement dated as of June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.1	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K dated March 10, 2004).

10.2	Amendment No. 2 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of July 28, 2004 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.3	Amendment No. 3 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc. and Grand

Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of February 16,
2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 25, 2005).

10.4	Amendment No. 4 to Credit Agreement among, Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Midwest Racing, Inc., Mercantile-Safe Deposit and Trust Company, as agent, and various other lenders, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2005).

10.5	Amendment No. 5 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of October 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005).

10.6	Amendment No. 6 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 8, 2006 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 6, 2007).

10.7	Amendment No. 7 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of November 8, 2006 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2006).

10.8	Amendment No. 8 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and Mercantile-Safe Deposit and Trust Company, as agent, dated as of May 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 4, 2007).

10.9	Amendment No. 9 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of May 21, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 22, 2008).

10.10	Amendment No. 10 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, and Nashville Speedway, USA, Inc. and PNC Bank, National Association, as agent, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 10, 2009).

10.11	Amendment No. 11 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of August 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 21, 2009).

10.12	Amendment No. 12 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of August 3, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 6, 2010).

10.13	Amendment No. 13 to the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Memphis International Motorsports Corporation, Nashville Speedway, USA, Inc., and Midwest Racing, Inc. and PNC Bank, National Association, as agent, dated as of October 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on November 2, 2010).

10.14	Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.15	Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.16	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.17	Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.18	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.19	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for May 2010 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 9, 2009).

10.20	Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2010 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 9, 2009).

10.21	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 17, 2006).

10.22	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2007).

10.23	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 17, 2006).

10.24	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K dated February 17, 2006).

10.25	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008).

10.26	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q dated August 6, 2004).

10.27	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 5, 2008).

10.28	Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.29	Form of Incentive Stock Option Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.30	Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 3, 2004).

10.31	Lender’s Consent Letter, dated May 23, 2005, under the Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc., Gateway International Motorsports Corporation, Gateway International Services Corporation, Memphis International Motorsports Corporation, M & N Services Corp., Nashville Speedway, USA, Inc., Grand Prix Association of Long Beach, Inc. and Mercantile-Safe Deposit and Trust Company, as agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 26, 2005).

10.32	Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 30, 2009).

10.33	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Current Report on Form 8-K dated January 3, 2011).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 15, 2011	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn Denis McGlynn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ Timothy R. Horne Timothy R. Horne	Sr. Vice President – Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie Henry B. Tippie	Chairman of the Board	March 15, 2011

/s/ Kenneth K. Chalmers Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 15, 2011

/s/ Patrick J. Bagley Patrick J. Bagley	Director	March 15, 2011

/s/ John W. Rollins, Jr. John W. Rollins, Jr.	Director	March 15, 2011

/s/ Jeffrey W. Rollins Jeffrey W. Rollins	Director	March 15, 2011

/s/ R. Randall Rollins R. Randall Rollins	Director	March 15, 2011

/s/ Eugene W. Weaver Eugene W. Weaver	Director	March 15, 2011

/s/ Denis McGlynn Denis McGlynn	As Attorney-in-Fact and Director	March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 15, 2011

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

    AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Admissions	$19,251	$24,741	$31,034
Event-related	15,010	17,971	25,652
Broadcasting	28,681	27,999	27,532
Other	18	167	61

	62,960	70,878	84,279

Expenses:
Operating and marketing	43,641	50,466	55,262
Impairment charges	8,773	7,478	12,795
Facility exit costs	324	—	—
General and administrative	13,254	12,174	12,528
Depreciation and amortization	6,190	6,467	6,909

	72,182	76,585	87,494

Gain from insurance settlement	398	—	—

Operating loss	(8,824)	(5,707)	(3,215)
Interest income	17	14	83
Interest expense	(2,477)	(2,124)	(4,078)
Gain (loss) on sale of investments	6	(92)	—
Loss on extinguishment of debt	(208)	—	—

Loss before income tax benefit	(11,486)	(7,909)	(7,210)
Income tax benefit	3,313	2,014	1,531

Net loss	(8,173)	(5,895)	(5,679)
Unrealized gain (loss) on interest rate swap, net of income taxes	—	213	(64)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	18	36	(86)
Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	55	—
Change in pension net actuarial loss and prior service cost, net of income taxes	(239)	743	(1,360)

Comprehensive loss	$(8,394)	$(4,848)	$(7,189)

Net loss per common share:
Basic	$(0.23)	$(0.16)	$(0.16)

Diluted	$(0.23)	$(0.16)	$(0.16)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$69	$155
Accounts receivable	839	1,260
Inventories	232	277
Prepaid expenses and other	1,732	1,528
Deferred income taxes	242	118
Current assets held for sale	1,875	2,800

Total current assets	4,989	6,138
Property and equipment, net	116,563	130,182
Restricted cash	—	5,333
Other assets, net	527	712
Deferred income taxes	206	164

Total assets	$122,285	$142,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146	$456
Accrued liabilities	3,151	2,986
Payable to Dover Downs Gaming & Entertainment, Inc.	18	5
Income taxes payable	123	199
Current portion of bonds payable	—	1,235
Deferred revenue	3,644	5,931

Total current liabilities	7,082	10,812
Revolving line of credit	38,200	41,000
Bonds payable	—	1,739
Liability for pension benefits	2,291	1,695
Other liabilities	121	875
Non current income taxes payable	1,241	3,269
Deferred income taxes	18,843	20,850

Total liabilities	67,778	80,240

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,197,552 and 18,065,166, respectively	1,820	1,806
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,541	100,943
Accumulated deficit	(49,167)	(40,994)
Accumulated other comprehensive loss	(1,538)	(1,317)

Total stockholders’ equity	54,507	62,289

Total liabilities and stockholders’ equity	$122,285	$142,529

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(8,173)	$(5,895)	$(5,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,190	6,467	6,909
Amortization of credit facility fees	501	229	175
Stock-based compensation	662	495	598
Deferred income taxes	(4,128)	(2,934)	(2,544)
Impairment charges	8,773	7,478	12,795
Gain from insurance settlement	(398)	—	—
Loss on extinguishment of debt	208	—	—
Facility exit costs	324	—	—
Changes in assets and liabilities:
Accounts receivable	421	690	(228)
Inventories	32	(4)	(88)
Prepaid expenses and other	(132)	212	50
Accounts payable	(223)	(148)	(72)
Accrued liabilities	(253)	(69)	(691)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	13	16	7
Income taxes payable/receivable	3	40	(120)
Deferred revenue	(2,287)	(1,031)	(1,727)
Other liabilities	(567)	(293)	663

Net cash provided by operating activities	966	5,253	10,048

Investing activities:
Capital expenditures	(488)	(1,912)	(6,577)
Insurance proceeds	398	—	—
Proceeds from sale of assets	129	—	—
Restricted cash	5,333	(114)	(1,050)
Proceeds from sale of available-for-sale securities	179	335	—
Purchase of available-for-sale securities	(185)	(333)	(50)

Net cash provided by (used in) investing activities	5,366	(2,024)	(7,677)

Financing activities:
Borrowings from revolving line of credit	32,600	37,050	38,600
Repayments on revolving line of credit	(35,400)	(38,250)	(38,700)
Repayments of bonds payable	(2,986)	(1,127)	(108)
Dividends paid	—	(733)	(2,184)
Premium and fees on extinguishment of debt	(167)	—	—
Repurchase of common stock	(50)	(19)	(137)
Proceeds from stock options exercised	—	—	216
Credit facility fees	(415)	(283)	(124)
Excess tax benefit on stock awards	—	—	27

Net cash used in financing activities	(6,418)	(3,362)	(2,410)

Net decrease in cash and cash equivalents	(86)	(133)	(39)
Cash and cash equivalents, beginning of year	155	288	327

Cash and cash equivalents, end of year	$69	$155	$288

Supplemental information:
Interest paid	$2,748	$2,558	$3,380

Income tax payments	$812	$880	$1,107

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. We closed Gateway International Raceway® near St. Louis, Missouri, after the 2010 race season and will not promote any future events there—see further discussion below. These three facilities promoted 13 major events during 2010 under the auspices of two of the premier sanctioning bodies in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”) and the National Hot Rod Association (“NHRA”).

In 2010, we promoted the following major events:

•	2 NASCAR Sprint Cup Series events;

•	6 NASCAR Nationwide Series events;

•	4 NASCAR Camping World Truck Series events; and

•	1 NHRA event.

In 2011, we are scheduled to promote 9 major events, all of which will be sanctioned by NASCAR.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which were held in May and September. Total revenues from these events were approximately 80% of total revenues for 2010 and approximately 70% for 2009 and 2008.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010. See NOTE 3 – Impairment Charges.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases. The liability is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2010. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.

We believe that our cash and cash equivalents, continued cash flows from operating activities and funds available from our credit agreement will provide for our working capital needs and capital spending requirements at least through the next twelve months. As disclosed in NOTE 6 – Long-Term Debt our current credit agreement is scheduled to mature on January 1, 2012. We are currently evaluating possible options to address the expiration of the credit facility including refinancing with a new credit facility or other available financing options. We believe that we will be able to obtain sufficient financing to address the credit facility expiration.

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

As further discussed in NOTE 7 – Income Taxes, interest expense on uncertain income tax positions is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We record interest related to uncertain income tax positions in interest expense in the consolidated statements of operations and other liabilities in the consolidated balance sheets.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $848,000, $936,000 and $1,163,000 of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. Sales taxes included in revenues and expenses for the years ended December 31, 2010, 2009 and 2008 were $164,000, $453,000 and $578,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $2,192,000, $2,781,000 and $3,387,000 in 2010, 2009 and 2008, respectively.

Net loss per common share—Basic and diluted net loss per common share (“EPS”) are calculated in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is applied for all periods presented.

Our restricted stock awards include the right to dividends with respect to nonvested shares. The nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Net loss per common share – basic:
Net loss	$(8,173)	$(5,895)	$(5,679)
Allocation to nonvested restricted stock awards	—	(12)	(27)

Net loss available to common stockholders	$(8,173)	$(5,907)	$(5,706)

Weighted-average shares outstanding	36,095	36,021	35,940

Net loss per common share – basic	$(0.23)	$(0.16)	$(0.16)

	2010	2009	2008
Net loss per common share – diluted:
Net loss	$(8,173)	$(5,895)	$(5,679)
Allocation to nonvested restricted stock awards	—	(12)	(27)

Net loss available to common stockholders	$(8,173)	$(5,907)	$(5,706)

Weighted-average shares outstanding	36,095	36,021	35,940
Dilutive stock options	—	—	—

Weighted-average shares and dilutive shares outstanding	36,095	36,021	35,940

Net loss per common share – diluted	$(0.23)	$(0.16)	$(0.16)

For the years ended December 31, 2010, 2009 and 2008, options to purchase 293,000, 482,000 and 523,001 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $662,000, $495,000 and $598,000 as general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded income tax benefits of $127,000, $130,000 and $243,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to our restricted stock awards.

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

NOTE 3 – Impairment Charges

Impairment Charges Recorded in 2010

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

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility, our net proceeds were approximately $2,000,000. Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.

Impairment Charges Recorded in 2009

We had an earlier agreement of sale relative to our Memphis Motorsports Park facility which expired in September 2009, and as a result, we concluded in the third quarter of 2009 that it was necessary for us to review the carrying value of the long-lived assets of our Memphis facility for impairment. The fair value of the assets for the Memphis facility was previously determined based upon the terms of the agreement of sale for purposes of our impairment assessment. In accordance with the provisions of ASC Topic 360, the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. As a result of the recoverability test, we concluded that the carrying amount of our Memphis facility exceeded the undiscounted cash flows.

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

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value. Fair value of the assets for Nashville and Gateway was determined using a valuation methodology that consisted of the cost approach, which gave specific consideration to the value of the land plus contributory value to the improvements, and the comparable sales approach. Based upon the cost approach utilized for the valuations, there was an assumption that these two facilities would continue to operate as racetracks and it was our intention to continue operating them unless it was determined that future prospects no longer justify such action. It is still our intention to operate Nashville as a racetrack; however, as discussed in NOTE 1 – Business Operations we have announced the closing of the Gateway facility and during the second quarter of 2010 the Gateway facility was written down to the fair value of the owned real estate at the facility. Fair value of the assets for Memphis was determined using a valuation methodology that considered the terms of our agreement of sale and the comparable sales approach. The long-lived assets deemed to be impaired consisted of track facilities. These facilities have generated negative cash flows for several years and we expect that these negative cash flows will continue for the Nashville and Gateway facilities as we monitor industry and Nationwide series changes made by NASCAR while continuing our efforts to reduce operating expenses and increase revenues.

Based on the results of this analysis, we recorded non-cash impairment charges in 2008 to write-down the carrying value of long-lived assets at our Midwest facilities to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville	$54,640,000	$51,500,000	$3,140,000
Memphis	12,150,000	10,000,000	2,150,000
Gateway	17,505,000	10,000,000	7,505,000

Total	$84,295,000	$71,500,000	$12,795,000

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2010	2009
Land	$26,570,000	$26,570,000
Facilities	125,451,000	133,451,000
Furniture, fixtures and equipment	7,834,000	8,256,000
Construction in progress	34,000	33,000

	159,889,000	168,310,000
Less accumulated depreciation	(43,326,000)	(38,128,000)

	$116,563,000	$130,182,000

Depreciation expense was $6,177,000, $6,423,000 and $6,842,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2010	2009
Payroll and related items	$520,000	$523,000
Real estate taxes	1,145,000	1,044,000
Interest	415,000	434,000
Other	1,071,000	985,000

	$3,151,000	$2,986,000

NOTE 6 – Long-Term Debt

Long-term debt consists of the following as of December 31:

	2010	2009
Revolving line of credit	$38,200,000	$41,000,000
SWIDA bonds	—	2,974,000

	38,200,000	43,974,000
Less current portion	—	(1,235,000)

	$38,200,000	$42,739,000

At December 31, 2010, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. The maximum borrowing limit under the facility reduces to $65,000,000 as of June 1, 2011 and $63,000,000 as of October 1, 2011 and the facility expires January 1, 2012. There was $38,200,000 outstanding under the credit facility at December 31, 2010, at a weighted average interest rate of 4.6%. The credit agreement is secured by all of our assets. It provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. On October 28, 2010, we amended the credit agreement to revise certain financial covenants effective for the September 30, 2010 period and for the subsequent two quarterly measurement periods under the agreement, and to revise certain definitions. Interest is based, at our option, upon LIBOR plus a margin that varies between 300 and 400 basis points (400 basis points at December 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varies between 200 and 300 basis points (300 basis points at December 31, 2010) depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends by us. The credit facility also provides that if we default under any other loan agreement, that would be a default under this credit facility. At December 31, 2010, we were in compliance with the terms of the credit facility.

After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $8,448,000 at December 31, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2010 only $3,844,000 could have been borrowed as of that date. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri). The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing. The SWIDA bonds bore interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $100,000, $286,000 and $382,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding SWIDA bonds for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) in 2010. Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

NOTE 7 – Income Taxes

The current and deferred income tax benefit (expense) is as follows:

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	(815,000)	(920,000)	(1,013,000)

	(815,000)	(920,000)	(1,013,000)

Deferred:
Federal	4,204,000	3,070,000	2,982,000
State	(76,000)	(136,000)	(438,000)

	4,128,000	2,934,000	2,544,000

Total income tax benefit	$3,313,000	$2,014,000	$1,531,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6%	5.1%	0.7%
Valuation allowance	(8.6%)	(13.7%)	(13.8%)
Other	(1.2%)	(0.9%)	(0.7%)

Effective income tax rate	28.8%	25.5%	21.2%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2010	2009
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,255,000	$1,310,000
Net operating loss carry-forwards	13,832,000	12,910,000

Total deferred income tax assets	15,087,000	14,220,000

Deferred income tax liabilities:
Depreciation	(23,070,000)	(25,349,000)

	(7,983,000)	(11,129,000)
Valuation allowance	(10,412,000)	(9,439,000)

Net deferred income tax liability	$(18,395,000)	$(20,568,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$242,000	$118,000
Noncurrent deferred income tax assets	206,000	164,000
Noncurrent deferred income tax liabilities	(18,843,000)	(20,850,000)

	$(18,395,000)	$(20,568,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2030). At December 31, 2010, we have available federal and state net operating loss carryforwards of $6,263,000 and $251,596,000, respectively. Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, increased in 2010, 2009 and 2008 by $973,000,

$1,082,000 and $992,000, respectively. We believe that it is more likely than not that the remaining deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

Interest expense on uncertain income tax positions is being recorded in accordance with the provisions of ASC Topic 740, “Income Taxes.” The unrecognized tax benefits relate to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings. During the years 2010, 2009 and 2008, our liability relating to uncertain income tax positions decreased by $2,028,000, $6,361,000 and, $57,000 solely related to prior year tax positions and the expiration of the statute of limitations. We estimate that our total liability relating to uncertain income tax positions of $1,241,000 will reverse in 2011.

Interest expense on our uncertain income tax positions was $125,000, $325,000 and $610,000 in 2010, 2009 and 2008, respectively. During the third quarters of 2010 and 2009, we reversed $878,000 and $1,011,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination. Accrued interest on our uncertain income tax positions as of December 31, 2010 and 2009, was $122,000 and $875,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2010, tax years after 2006 remain open to examination for federal and Delaware income tax purposes.

NOTE 8 – Pension Plans

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$7,143,000	$6,908,000
Service cost	296,000	355,000
Interest cost	454,000	417,000
Actuarial loss (gain)	752,000	(344,000)
Curtailment	(74,000)	(70,000)
Benefits paid	(172,000)	(116,000)
Other	—	(7,000)

Benefit obligation at end of year	8,399,000	7,143,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,431,000	4,337,000
Actual return on plan assets	580,000	965,000
Employer contribution	202,000	245,000
Benefits paid	(172,000)	(116,000)

Fair value of plan assets at end of year	6,041,000	5,431,000

Unfunded status	$(2,358,000)	$(1,712,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2010	2009
Accrued benefit cost	$(67,000)	$(17,000)
Liability for pension benefits	(2,291,000)	(1,695,000)

	$(2,358,000)	$(1,712,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2010	2009
Net actuarial loss	$2,563,000	$2,132,000
Prior service cost	55,000	81,000

	$2,618,000	$2,213,000

The accumulated benefit obligation for our pension plans was $7,845,000 and $6,591,000, respectively, as of December 31, 2010 and 2009.

The components of net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Service cost	$296,000	$355,000	$343,000
Interest cost	454,000	417,000	381,000
Expected return on plan assets	(463,000)	(372,000)	(507,000)
Recognized net actuarial loss	127,000	222,000	20,000
Net amortization	22,000	23,000	23,000

	$436,000	$645,000	$260,000

For the year ending December 31, 2011, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2010:

Actuarial loss	$152,000
Prior service cost	21,000

$173,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2010, 2009 and 2008, and the actuarial value of the benefit obligation at December 31, 2010 and 2009 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2010	2009	2008	2010	2009
Weighted-average discount rate	6.40%	6.15%	6.50%	6.10%	6.40%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	n/a	n/a

For 2010, we assumed a long-term rate of return on plan assets of 8.50%. In developing the 8.50% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

Our investment goals are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities. Our target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, 50% will be invested in passively managed securities using ETFs and the other 50% will be invested in actively managed investment vehicles. We address diversification by investing in mutual funds and ETFs which hold large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources). A sufficient percentage of investments will be readily marketable in order to be sold to fund benefit payment obligations as they become payable.

The fair values of our pension assets as of December 31, 2010 by asset category are as follows (refer to NOTE 10 – Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$1,776,000	$1,776,000	$—	$—
Equity-small cap	255,000	255,000	—	—
Equity-international	913,000	913,000	—	—
Fixed income	2,694,000	2,694,000	—	—
Real estate	138,000	138,000	—	—
Money market	265,000	265,000	—	—

Total	$6,041,000	$6,041,000	$—	$—

The fair values of our pension assets as of December 31, 2009 by asset category are as follows (refer to NOTE 10 – Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$942,000	$942,000	$—	$—
Equity-small cap	305,000	305,000	—	—
Equity-international	1,344,000	1,344,000	—	—
Fixed income	2,172,000	2,172,000	—	—
Real estate	324,000	324,000	—	—
Money market	290,000	290,000	—	—
Other	54,000	54,000	—	—

Total	$5,431,000	$5,431,000	$—	$—

We expect to contribute approximately $680,000 to our pension plans in 2011.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2011	$310,000
2012	$320,000
2013	$361,000
2014	$410,000
2015	$433,000
2016-2020	$2,534,000

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 9 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,672	$1,952	$99,849	$(26,503)	$(854)
Net loss	—	—	—	(5,679)	—
Unrealized losses on available-for-sale securities, net of income tax benefit of $59	—	—	—	—	(86)
Unrealized loss on interest rate swap, net of income tax benefit of $44	—	—	—	—	(64)
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $932	—	—	—	—	(1,360)
Dividends paid, $0.06 per share	—	—	—	(2,184)	—
Proceeds from stock options exercised	4	—	212	—	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	598	—	—
Excess tax benefit on stock awards	—	—	27	—	—
Repurchase and retirement of common stock	(3)	—	(134)	—	—
Conversion of Class A common stock to common stock	101	(101)	—	—	—

Balance at December 31, 2008	1,787	1,851	100,539	(34,366)	(2,364)
Net loss	—	—	—	(5,895)	—
Unrealized gain on interest rate swap, net of income tax expense of $147	—	—	—	—	213
Unrealized gain on available-for-sale securities, net of income tax expense of $25	—	—	—	—	36
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $37	—	—	—	—	55
Change in pension net actuarial loss and prior service cost, net of income tax expense of $509	—	—	—	—	743
Dividends paid, $0.02 per share	—	—	—	(733)	—
Issuance of restricted stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	495	—	—
Tax shortfall from stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(18)	—	—

Balance at December 31, 2009	1,806	1,851	100,943	(40,994)	(1,317)
Net loss	—	—	—	(8,173)	—
Unrealized gain on available-for-sale securities, net of income tax expense of $13	—	—	—	—	18
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $166	—	—	—	—	(239)
Issuance of restricted stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	662	—	—
Repurchase and retirement of common stock	(2)	—	(48)	—	—

Balance at December 31, 2010	$1,820	$1,851	$101,541	$(49,167)	$(1,538)

As of December 31, 2010 and 2009, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2010	2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,066,000 and $900,000, respectively	$(1,552,000)	$(1,313,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($10,000) and $3,000, respectively	14,000	(4,000)

Accumulated other comprehensive loss	$(1,538,000)	$(1,317,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2010, 2009 or 2008. At December 31, 2010, we had remaining repurchase authority of 1,634,607 shares. At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2010, 2009 and 2008, we purchased and retired 23,814, 12,785 and 20,877 shares of our outstanding common stock at an average purchase price of $2.10, $1.51 and $6.56 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

We have a 1996 stock option plan (the “1996 Plan”) which provided for the grant of stock options to our officers and key employees. Under the 1996 Plan, option grants had to have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. Stock options for 205,000 shares of common stock were outstanding under the 1996 Plan as of December 31, 2010 and as of January 2, 2011 all of the options expired.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. No stock options have been granted under the 2004 Plan. As of December 31, 2010, there were 666,070 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	482,000	$5.82
Forfeited	(49,000)	$5.93
Expired	(228,000)	$6.81

Outstanding at December 31, 2010	205,000	$4.68	.03	$—

Exercisable at December 31, 2010	205,000	$4.68	.03	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $47,000 on the exercise date. No stock options were exercised during the years ended December 31, 2010 and 2009.

Nonvested stock option activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	197	$5.58
Vested	(197)	$5.58

Nonvested at December 31, 2010	—	$—

The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $1,000, $138,000 and $170,000, respectively. We recorded, within general and administrative expenses, compensation expense of $101,000 related to stock options for the year ended December 31, 2008. There was no compensation expense related to stock options for the years ended December 31, 2010 and 2009.

Nonvested restricted stock activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	551,000	$4.04
Granted	185,000	$2.09
Vested	(98,000)	$5.68
Forfeited	(28,800)	$2.52

Nonvested at December 31, 2010	609,200	$3.25

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $556,000, $427,000 and $310,000, respectively. The grant-date fair value of nonvested stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $2.09, $1.48 and $6.60, respectively. We recorded compensation expense of $662,000, $495,000 and $497,000 related to nonvested stock awards for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $1,061,000 of total unrecognized compensation cost related to nonvested stock awards granted to employees under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2010 and 2009:

	Total	Level 1	Level 2	Level 3
2010:
Available-for-sale securities	$527,000	$527,000	$—	$—
2009:
Available-for-sale securities	$479,000	$479,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds. These investments are included in other non-current assets on our consolidated balance sheets. During the year ended December 31, 2009, we sold investments with a cost basis of $427,000 and recognized a loss on sale of $92,000. No investments were sold during the years ended December 31, 2010 or 2008.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2010 and 2009, there was $38,200,000 and $41,000,000, respectively, outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 – Long-Term Debt and therefore we believe approximate fair value.

At December 31, 2009, our outstanding SWIDA bonds had a carrying value of $2,974,000 and an estimated fair value of $3,182,000. The fair values were determined through the use of a discounted cash flow methodology utilizing estimated interest rates that would be available to us for borrowings with similar terms.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3	2010 Losses
Current assets held for sale	$1,875,000	$1,875,000	$—	$—	$809,000
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$7,964,000

During the fourth quarter of 2010, current assets held for sale with a carrying amount of $2,800,000 were written down to $1,875,000 fair value. This was the result of an impairment charge more fully described in NOTE 3 – Impairment Charges. Fair value of these long-lived assets was determined based on the sale price agreed to by the buyer and seller.

During the second quarter of 2010, long-lived assets with a carrying amount of $9,464,000 were written down to $1,500,000 fair value. This was the result of an impairment charge more fully described in NOTE 3 – Impairment Charges. Fair value of these long-lived assets was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

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

NOTE 11 – Related Party Transactions

During the years ended December 31, 2010, 2009 and 2008, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,977,000, $1,983,000 and $2,104,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $222,000, $225,000 and $295,000, respectively, to Gaming for the years ended December 31, 2010, 2009 and 2008. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $928,000, $999,000 and $1,237,000, during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we invoiced Gaming $353,000, $375,000 and $434,000, during 2010, 2009 and 2008, respectively, for a skybox suite, tickets and other services to the events. As of December 31, 2010 and 2009, our consolidated balance sheets included a $18,000 and $5,000 payable to Gaming, respectively, for the aforementioned items. We settled these items in January of 2011 and 2010, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of Dover Motorsports, Inc. and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies. Mr. Tippie controls in excess of fifty percent of the voting power of Gaming.

NOTE 12 – Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2016. Total rental payments charged to operations amounted to $309,000, $364,000 and $365,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The minimum lease payments due under these leases are as follows:

2011	$51,000
2012	$22,000
2013	$15,000
2014	$14,000
2015	$11,000
Thereafter	$1,000

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at December 31, 2010. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of December 31, 2010 and 2009, $1,200,000 and $915,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,400,000 to $8,700,000 depending on the tax treatment of the payments.

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

NOTE 13 – Quarterly Results – (unaudited)

	March 31	June 30(a)	September 30(b)	December 31(c)
Year Ended December 31, 2010
Revenues	$167,000	$32,510,000	$28,511,000	$1,772,000
Operating (loss) earnings	$(6,462,000)	$(906,000)	$6,250,000	$(7,706,000)
Net (loss) earnings	$(4,599,000)	$(1,685,000)	$3,416,000	$(5,305,000)
Net (loss) earnings per common share:
Basic	$(0.13)	$(0.05)	$0.09	$(0.15)

Diluted	$(0.13)	$(0.05)	$0.09	$(0.15)

Year Ended December 31, 2009
Revenues	$85,000	$35,618,000	$31,144,000	$4,031,000
Operating (loss) earnings	$(6,737,000)	$7,755,000	$(161,000)	$(6,564,000)
Net (loss) earnings	$(4,688,000)	$3,888,000	$(524,000)	$(4,571,000)
Net (loss) earnings per common share:
Basic	$(0.13)	$0.11	$(0.01)	$(0.13)

Diluted	$(0.13)	$0.11	$(0.01)	$(0.13)

(a)	During the second quarter of 2010, we recorded non-cash impairment charges of $7,964,000 ($5,176,000 after income taxes) related to our long-lived assets. See NOTE 3 – Impairment Charges.

(b)	During the third quarter of 2009, we recorded non-cash impairment charges of $7,478,000 ($4,861,000 after income taxes) related to our long-lived assets. See NOTE 3 – Impairment Charges.

(c)	During the fourth quarter of 2010, we recorded non-cash impairment charges of $809,000 ($526,000 after income taxes) related to our long-lived assets. See NOTE 3 – Impairment Charges.

During the fourth quarter of 2010, we announced the closing of our Gateway facility. We have long-term leases for land at the facility and upon closing the facility we recognized expense of $589,000 ($383,000 after income taxes) to record a liability for the estimated fair value of Gateway’s future net lease obligations.

In November 2010, we announced the closing of our Gateway facility. In February 2011, we terminated a majority of our leases in exchange for 18.5 acres of owned real estate and certain personal property. As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases.

We promoted an NHRA event at our Memphis facility during the fourth quarter of 2009. This event was not promoted in 2010.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.