Form 10-Q
period 2011-03-31
DOVER MOTORSPORTS INC
filed 2011-05-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,323,377 shares
Class A Common Stock -	18,510,975 shares

Part I – Financial Information

Item 1.	Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Event-related	$30	$54
Other	100	1

	130	55

Expenses:
Operating and marketing	1,288	1,395
General and administrative	2,151	2,486
Depreciation and amortization	1,413	1,415

	4,852	5,296

Operating loss	(4,722)	(5,241)
Interest income	4	3
Interest expense	(845)	(761)
Other income	4	—

Loss from continuing operations before income tax benefit	(5,559)	(5,999)
Income tax benefit	2,061	2,227

Loss from continuing operations	(3,498)	(3,772)
Loss from discontinued operation, net of income tax benefit	(68)	(827)

Net loss	(3,566)	(4,599)
Unrealized gain on available-for-sale securities, net of income taxes	5	7
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	27	25

Comprehensive loss	$(3,534)	$(4,567)

Net loss per common share – basic:
Continuing operations	$(0.10)	$(0.11)
Discontinued operation	—	(0.02)

Net loss	$(0.10)	$(0.13)

Net loss per common share – diluted:
Continuing operations	$(0.10)	$(0.11)
Discontinued operation	—	(0.02)

Net loss	$(0.10)	$(0.13)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$229	$69
Accounts receivable	2,782	743
Inventories	236	232
Prepaid expenses and other	1,912	1,713
Prepaid income taxes	260	—
Deferred income taxes	231	242
Current assets held for sale	—	1,875
Current assets of discontinued operation	52	115

Total current assets	5,702	4,989

Property and equipment, net	115,039	116,330
Other assets	543	527
Deferred income taxes	166	206
Non current assets of discontinued operation	—	233

Total assets	$121,450	$122,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232	$142
Accrued liabilities	1,452	2,470
Payable to Dover Downs Gaming & Entertainment, Inc.	27	18
Income taxes payable	—	123
Deferred revenue	10,319	3,644
Current liabilities of discontinued operation	86	685

Total current liabilities	12,116	7,082

Revolving line of credit	37,500	38,200
Liability for pension benefits	2,299	2,291
Other liabilities	130	121
Non current income taxes payable	1,241	1,241
Deferred income taxes	17,099	18,843

Total liabilities	70,385	67,778

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,323,377 and 18,197,552, respectively	1,832	1,820
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,621	101,541
Accumulated deficit	(52,733)	(49,167)
Accumulated other comprehensive loss	(1,506)	(1,538)

Total stockholders’ equity	51,065	54,507

Total liabilities and stockholders’ equity	$121,450	$122,285

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:

Net loss	$(3,566)	$(4,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,413	1,582
Amortization of credit facility fees	156	93
Stock-based compensation	144	170
Deferred income taxes	(1,715)	(2,278)
Changes in assets and liabilities:
Accounts receivable	(1,994)	(2,371)
Inventories	(4)	(19)
Prepaid expenses and other	(343)	(2,390)
Prepaid income taxes/income taxes payable	(382)	(313)
Accounts payable	86	60
Accrued liabilities	(1,380)	(420)
Payable to Dover Downs Gaming & Entertainment, Inc.	9	152
Deferred revenue	6,675	10,167
Other liabilities	62	174

Net cash (used in) provided by operating activities	(839)	8

Investing activities:
Capital expenditures	(123)	(203)
Proceeds from the sale of property and equipment	1,875	—
Restricted cash	—	1,376
Proceeds from the sale of available-for-sale securities	69	—
Purchase of available-for-sale securities	(70)	—

Net cash provided by investing activities	1,751	1,173

Financing activities:
Borrowings from revolving line of credit	3,100	3,900
Repayments on revolving line of credit	(3,800)	(3,600)
Repayments of bonds payable	—	(1,235)
Repurchase of common stock	(52)	(42)

Net cash used in financing activities	(752)	(977)

Net increase in cash and cash equivalents	160	204
Cash and cash equivalents, beginning of period	69	155

Cash and cash equivalents, end of period	$229	$359

Supplemental information:
Interest paid	$758	$737

Change in accounts payable for capital expenditures	$—	$(87)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 15, 2011. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. These facilities are scheduled to promote nine major events during 2011, all of which will be under the auspices of the premier sanctioning body in motorsports—the National Association for Stock Car Auto Racing (“NASCAR”).

In 2011, we are scheduled to promote the following major events:

•	2 NASCAR Sprint Cup Series events;

•	4 NASCAR Nationwide Series events; and

•	3 NASCAR Camping World Truck Series events.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are held in May and October. Total revenues from these events were approximately 90% of total revenues for 2010 and approximately 80% for 2009.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000.

In November 2010, we announced the closing of our Gateway facility. The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property. We had long-term leases for approximately 150 acres with four landlords. We also own approximately 140 acres near the Gateway facility. In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land. As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value. See NOTE 4 – Discontinued Operation for further discussion.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss). See NOTE 7 – Stockholders’ Equity and NOTE 8 – Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $44,615,000 and $43,326,000 as of March 31, 2011 and December 31, 2010, respectively.

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

Interest expense on uncertain income tax positions is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $3,000 and $51,000 during the three months ended March 31, 2011 and 2010, respectively, related to our uncertain income tax positions. Accrued interest on our uncertain income tax positions as of March 31, 2011 and December 31, 2010 was $125,000 and $122,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of March 31, 2011, tax years after 2006 remain open to examination for federal and Delaware income tax purposes.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenue are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. There was no revenue recognized from barter transactions for the three months ended March 31, 2011. Barter transactions accounted for $2,000 of total revenues for the three months ended March 31, 2010 and are included in loss from discontinued operation in the accompanying consolidated statements of operations.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority. We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses. There were no sales taxes included in revenues and expenses for the three months ended March 31, 2011. Sales taxes included in revenues and expenses for the three months ended March 31, 2010 were $2,000 and are included in loss from discontinued operation in the accompanying consolidated statements of operations.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred. Advertising expenses were $7,000 for the three months ended March 31, 2010. We did not incur any advertising expenses for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2011	2010
Net loss per common share – basic:
Net loss	$(3,566)	$(4,599)
Allocation to nonvested restricted stock awards	—	—

Net loss available to common stockholders	$(3,566)	$(4,599)

Weighted-average shares outstanding	36,192	36,086

Net loss per common share – basic:
Continuing operations	$(0.10)	$(0.11)
Discontinued operation	—	(0.02)

Net loss	$(0.10)	$(0.13)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net loss per common share – diluted:
Net loss	$(3,566)	$(4,599)
Allocation to nonvested restricted stock awards	—	—

Net loss available to common stockholders	$(3,566)	$(4,599)

Weighted-average shares outstanding	36,192	36,086
Dilutive stock options	—	—

Weighted-average shares and dilutive shares outstanding	36,192	36,086

Net loss per common share – diluted:
Continuing operations	$(0.10)	$(0.11)
Discontinued operation	—	(0.02)

Net loss	$(0.10)	$(0.13)

For the three months ended March 31, 2011 and 2010, options to purchase 5,000 and 456,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $144,000 and $170,000 as general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively. We recorded income tax expense of $75,000 and $60,000 for the three months ended March 31, 2011 and 2010, respectively, related to our restricted stock awards.

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

NOTE 4 – Discontinued Operation

The results of operations for our Gateway facility are being reported as a discontinued operation and accordingly, the accompanying consolidated financials statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

Summarized results of operations for our Gateway facility are as follows:

	Three Months Ended March 31,
	2011	2010
Revenues	$—	$112,000
Loss from discontinued operation before income taxes	(105,000)	(1,271,000)
Income tax benefit of discontinued operation	37,000	444,000
Loss from discontinued operation	(68,000)	(827,000)

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The major classes of assets and liabilities of the discontinued operation in the consolidated balance sheet are as follows:

	March 31, 2011	December 31, 2010
Accounts receivable	$51,000	$96,000
Prepaid expenses and other	1,000	19,000

Current assets of discontinued operation	$52,000	$115,000

Property and equipment, net	$—	$233,000

Non current assets of discontinued operation	$—	$233,000

Accounts payable	$—	$4,000
Accrued liabilities	86,000	681,000

Current liabilities of discontinued operation	$86,000	$685,000

NOTE 5 – Long-Term Debt

At March 31, 2011, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. There was $37,500,000 outstanding under the credit facility at March 31, 2011, at a weighted average interest rate of 4.39%. The credit agreement was secured by all of our assets. It provided for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus a margin that varied between 300 and 400 basis points (400 basis points at March 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varied between 200 and 300 basis points (300 basis points at March 31, 2011) depending on the leverage ratio. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement included a material adverse change clause and prohibited the payment of dividends by us. The credit facility also provided that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2011, we were in compliance with the terms of the credit facility. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,148,000 at March 31, 2011.

On April 12, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, entered into a $65,000,000 secured credit agreement with a new bank group and cancelled its previous credit facility. The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest through June 30, 2011 is based upon LIBOR plus 325 basis points. Interest subsequent to June 30, 2011 will be based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months. In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets. The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.

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

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri). The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway. Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing. The SWIDA bonds bore interest at a rate of 9.2%. Interest expense related to the SWIDA bonds was $50,000 for the three months ended March 31, 2010 and is included in loss from discontinued operation in the accompanying consolidated statements of operations.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding SWIDA bonds for $1,909,000 (including a $158,000 premium to the bondholders). The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) in the second quarter of 2010. Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$76,000	$79,000
Interest cost	128,000	115,000
Expected return on plan assets	(134,000)	(120,000)
Recognized net actuarial loss	39,000	31,000
Net amortization	6,000	6,000

	$115,000	$111,000

We expect to contribute approximately $700,000 to our pension plans in 2011, of which $61,000 was contributed during the three months ended March 31, 2011. No contributions were made to our pension plans during the three months ended March 31, 2010.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,820	$1,851	$101,541	$(49,167)	$(1,538)
Net loss	—	—	—	(3,566)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	144	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $3	—	—	—	—	5
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $18	—	—	—	—	27

Balance at March 31, 2011	$1,832	$1,851	$101,621	$(52,733)	$(1,506)

As of March 31, 2011 and December 31, 2010, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,048,000 and $1,066,000, respectively	$(1,525,000)	$(1,552,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $13,000 and $10,000, respectively	19,000	14,000

Accumulated other comprehensive loss	$(1,506,000)	$(1,538,000)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock. Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2011 or 2010. At March 31, 2011, we had remaining repurchase authority of 1,634,607 shares. At present we are not permitted to make such purchases under our credit facility.

During the three months ended March 31, 2011 and 2010, we purchased and retired 29,575 and 20,258 shares of our outstanding common stock at an average purchase price of $1.76 and $2.09 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8 – Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
March 31, 2011
Available-for-sale securities	$543,000	$543,000	$—	$—

December 31, 2010
Available-for-sale securities	$527,000	$527,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds. These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2011 and December 31, 2010, there was $37,500,000 and $38,200,000 outstanding under our revolving credit agreement. The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3	Losses for the three months ended March 31, 2010
Current assets held for sale	$1,875,000	$1,875,000	$—	$—	$—
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$—

Fair value of the current assets held for sale was determined based on the sale price agreed to by the buyer and seller. Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 9 – Related Party Transactions

During the three months ended March 31, 2011 and 2010, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $438,000 and $472,000, respectively, to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $68,000 and $85,000, respectively, to Gaming for the three months ended March 31, 2011 and 2010. The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $96,000 and $93,000 during the three months ended March 31, 2011 and 2010, respectively, for a skybox suite, tickets and other services to the events. As of March 31, 2011 and December 31, 2010, our consolidated balance sheets included a $27,000 and $18,000 payable to Gaming, respectively, for the aforementioned items. We settled these items in April 2011 and January 2011, respectively. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at March 31, 2011. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2011 and December 31, 2010, $1,228,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. There was no revenue recorded from barter transactions for the three months ended March 31, 2011. Barter transactions accounted for $2,000 of total revenues for the three months ended March 31, 2010 and are included in loss from discontinued operation in the accompanying consolidated statements of operations.

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

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

We promoted no major racing events during the first quarter of 2011 or 2010; therefore, our revenues were minimal.

Operating and marketing expenses were $1,288,000 in the first quarter of 2011 as compared to $1,395,000 in the first quarter of 2010. The decrease was primarily related to cost savings in Nashville and from the sale of our Memphis facility which closed on January 31, 2011.

General and administrative expenses were $2,151,000 in the first quarter of 2011 and $2,486,000 in the first quarter of 2010. The decrease was primarily related to lower wages and benefit costs at our Dover facility, lower expenses at our Nashville facility and the sale of our Memphis facility.

Depreciation and amortization expense remained consistent at $1,413,000 in the first quarter of 2011 as compared to $1,415,000 in the first quarter of 2010.

Net interest expense was $841,000 in the first quarter of 2011 as compared to $758,000 in the first quarter of 2010. The increase was due primarily to a higher average interest rate on our credit facility and the amortization of higher credit facility amendment fees, partially offset by lower average outstanding borrowings.

Our effective income tax rate was 37.1% for the first quarters of 2011 and 2010.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and fourth quarters. However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash used in operating activities was $839,000 for the three months ended March 31, 2011 as compared to net cash provided by operating activities of $8,000 for the three months ended March 31, 2010. The decrease was primarily due to lower receipts from advance ticket sales, the timing of receipts for corporate sponsorships and the timing of invoicing from and payments to vendors. These decreases were partially offset by the timing of a sanction fee payment at our Nashville facility. In 2010, we paid the sanction fee for our April NASCAR event weekend in the first quarter; however, the payment was made in the second quarter in 2011.

Net cash provided by investing activities was $1,751,000 for the three months ended March 31, 2011 as compared to $1,173,000 for the three months ended March 31, 2010. Capital expenditures were $123,000 for the three months ended March 31, 2011 compared with $203,000 for the three months ended March 31, 2010. The 2011 additions related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility. The 2010 additions related primarily to payments for concessions equipment and facility improvements. We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000. The decrease in our restricted cash accounts was $1,376,000 for the three months ended March 31, 2010 and represented payment of principal and interest on our formerly outstanding bonds payable.

Net cash used in financing activities was $752,000 for the three months ended March 31, 2011 as compared to $977,000 for the three months ended March 31, 2010. We had net repayments on our outstanding line of credit of $700,000 in the first three months of 2011 as compared to net borrowings of $300,000 in the first three months of 2010. Repayments of our outstanding SWIDA bonds were $1,235,000 for the first three months of 2010.

At March 31, 2011, Dover Motorsports, Inc. and all of its wholly owned subsidiaries, as co-borrowers, were parties to a $68,000,000 secured revolving credit agreement with a bank group. There was $37,500,000 outstanding under the credit facility at March 31, 2011, at a weighted average interest rate of 4.39%. The credit agreement was secured by all of our assets. It provided for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest was based, at our option, upon LIBOR plus a margin that varied between 300 and 400 basis points (400 basis points at March 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or upon the base rate (the greater of the prime rate, the federal funds rate plus 0.5% or the daily LIBOR rate plus 1.0%) plus a margin that varied between 200 and 300 basis points (300 basis points at March 31, 2011) depending on the leverage ratio. The terms of the credit facility contained certain covenants including minimum tangible net worth, fixed charge coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. In addition, the credit agreement included a material adverse change clause and prohibited the payment of dividends by us. The credit facility also provided that if we default under any other loan agreement, that would be a default under this credit facility. At March 31, 2011, we were in compliance with the terms of the credit facility. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,148,000 at March 31, 2011.

On April 12, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, entered into a $65,000,000 secured credit agreement with a new bank group and cancelled its previous credit facility. The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. Interest through June 30, 2011 is based upon LIBOR plus 325 basis points. Interest subsequent to June 30, 2011 will be based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio. The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months. In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets. The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.

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

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010. The real estate sale closed on January 31, 2011. After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures. Based on current business conditions, we expect to spend approximately $400,000 on capital expenditures for the remainder of 2011. Additionally, we expect to contribute approximately $700,000 to our pension plans for 2011, of which $61,000 was contributed in the first three months of 2011. We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2011, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit (a)	$37,500,000	$—	$—	$37,500,000	$—
Estimated interest payments on revolving line of credit (b)	3,988,000	987,000	2,633,000	368,000	—
Operating leases	126,000	50,000	48,000	27,000	1,000
Pension contributions (c)	639,000	639,000	—	—	—

Total contractual cash obligations	$42,253,000	$1,676,000	$2,681,000	$37,895,000	$1,000

(a)	Effective April 12, 2011, we entered into a new credit agreement with a new bank group that expires on April 12, 2014.

(b)	The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2011 and interest rates under our new credit agreement entered into on April 12, 2011.

(c)	We expect to contribute approximately $700,000 to our pension plans for 2011, of which $61,000 was contributed in the first three months of 2011. For years subsequent to 2011, we are unable to estimate what our pension contributions will be.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at March 31, 2011. Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group.

We believe that the sales taxes and incremental property taxes generated from the facility will continue to satisfy the necessary debt service requirements of the bonds through the maturity date in 2029. As of March 31, 2011 and December 31, 2010, $1,228,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2011, our valuation allowance net of federal income taxes was $11,356,000, which increased by $944,000 in the first three months of 2011, on deferred tax assets related to state net operating loss carry-forwards. These state net operating losses are related to our Midwest facilities that have not produced taxable income. In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding on March 31, 2011. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2011 and December 31, 2010, $1,228,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments. These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility. In the event we were unable to make the payments, they would be made under a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

We Have a Significant Amount of Indebtedness

As of March 31, 2011, we had total outstanding long-term debt of $37,500,000 under our credit facility. This is in addition to the Nashville Bonds described above. This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues. We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which are held in May and October. Total revenues from these events were approximately 90% of total revenues for 2010 and approximately 80% for 2009. We estimate that approximately 90% of our total revenues will be generated by our Dover facility in 2011. This has been offset to some degree by our other motorsports events, but quarterly earnings will vary. All of our operating earnings are derived from our Dover facility.

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

We may not be able to maintain our listing with the NYSE

Our Common Stock is traded on the NYSE under the symbol “DVD.” We are required to maintain market capitalization of more than $50,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $50,000,000 in order to remain in compliance with NYSE continued listing standards. As of March 31, 2011, our stockholders’ equity was approximately $51.1 million and our 30 trading-day average market capitalization was approximately $73.8 million. During 2010, it ranged from approximately $63.0 million to $80.9 million. If we were to fail to maintain the required stockholders’ equity and market capitalization, our stock could be delisted from trading on the NYSE. While we would typically be given the opportunity to submit an 18 month plan to the NYSE to demonstrate our ability to regain compliance with continued listing standards, there is no assurance that we would be able to formulate such a plan or that it would be accepted by the NYSE. The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

We are Subject to Changing Governmental Regulations and Legal Standards that Could Increase Our Expenses

Our motorsports facilities are on large expanses of property which we own. Laws and regulations governing the use and development of real estate may delay or complicate any improvements we choose to make and/or increase the costs of any improvements or our costs of operating.

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2011 and we had remaining repurchase authority of 1,634,607 shares.

During the three months ended March 31, 2011, we purchased and retired 29,575 shares of our outstanding common stock at an average purchase price of $1.76 per share. These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	29,575	$1.76	—	1,634,607
February 1, 2011 – February 28, 2011	—	—	—	1,634,607
March 1, 2011 – March 31, 2011	—	—	—	1,634,607

Total	29,575	$1.76	—	1,634,607

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 6, 2011	Dover Motorsports, Inc. Registrant

/S/ DENIS MCGLYNN
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ TIMOTHY R. HORNE
Timothy R. Horne Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)