Form 10-Q
period 2011-06-30
DOVER MOTORSPORTS INC
filed 2011-08-10
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,303,777 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Admissions	$6,716	$8,565	$6,716	$8,565
Event-related	4,548	6,047	4,578	6,101
Broadcasting	15,115	15,334	15,115	15,334
Other	2	—	102	1
	26,381	29,946	26,511	30,001
Expenses:
Operating and marketing	15,488	18,197	16,776	19,592
General and administrative	2,146	2,338	4,297	4,824
Depreciation and amortization	1,340	1,402	2,753	2,817
	18,974	21,937	23,826	27,233

Operating earnings	7,407	8,009	2,685	2,768

Interest income	4	4	8	7
Interest expense	(596)	(797)	(1,441)	(1,558)
Other income	—	—	4	—
Loss on extinguishment of debt	(67)	—	(67)	—

Earnings from continuing operations before income tax expense	6,748	7,216	1,189	1,217

Income tax expense	2,847	3,079	786	852

Earnings from continuing operations	3,901	4,137	403	365

Loss from discontinued operation, net of income tax benefit	—	(5,822)	(68)	(6,649)

Net earnings (loss)	3,901	(1,685)	335	(6,284)

Unrealized (loss) gain on available-for- sale securities, net of income taxes	—	(13)	5	(6)

Change in net actuarial loss and prior service cost, net of income taxes	418	22	445	47

Comprehensive earnings (loss)	$4,319	$(1,676)	$785	$(6,243)

Net earnings (loss) per common share - basic:
Continuing operations	$0.11	$0.11	$0.01	$0.01
Discontinued operation	—	(0.16)	—	(0.18)
Net earnings (loss)	$0.11	$(0.05)	$0.01	$(0.17)

Net earnings (loss) per common share - diluted:
Continuing operations	$0.11	$0.11	$0.01	$0.01
Discontinued operation	—	(0.16)	—	(0.18)
Net earnings (loss)	$0.11	$(0.05)	$0.01	$(0.17)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$355	$69
Accounts receivable	2,796	743
Inventories	268	232
Prepaid expenses and other	1,633	1,713
Prepaid income taxes	97	—
Deferred income taxes	230	242
Current assets held for sale	—	1,875
Current assets of discontinued operation	—	115
Total current assets	5,379	4,989

Property and equipment, net	113,768	116,330
Other assets	911	527
Deferred income taxes	112	206
Non current assets of discontinued operation	—	233
Total assets	$120,170	$122,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$142
Accrued liabilities	2,255	2,470
Payable to Dover Downs Gaming & Entertainment, Inc.	4	18
Income taxes payable	—	123
Deferred revenue	7,991	3,644
Current liabilities of discontinued operation	49	685
Total current liabilities	10,770	7,082

Revolving line of credit	31,400	38,200
Liability for pension benefits	1,683	2,291
Other liabilities	132	121
Non current income taxes payable	1,241	1,241
Deferred income taxes	19,474	18,843
Total liabilities	64,700	67,778

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,303,777 and 18,197,552, respectively	1,830	1,820
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,709	101,541
Accumulated deficit	(48,832)	(49,167)
Accumulated other comprehensive loss	(1,088)	(1,538)
Total stockholders’ equity	55,470	54,507
Total liabilities and stockholders’ equity	$120,170	$122,285

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net earnings (loss)	$335	$(6,284)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,753	3,151
Amortization of credit facility fees	269	186
Stock-based compensation	230	339
Deferred income taxes	296	(3,319)
Loss on extinguishment of debt	67	—
Impairment charge of discontinued operation	—	7,964
Changes in assets and liabilities:
Accounts receivable	(1,957)	(1,422)
Inventories	(36)	(36)
Prepaid expenses and other	(181)	(510)
Prepaid income taxes/income taxes payable	(87)	53
Accounts payable	325	1,127
Accrued liabilities	(613)	1,064
Payable to Dover Downs Gaming & Entertainment, Inc.	(14)	3
Deferred revenue	4,347	3,858
Other liabilities	152	277
Net cash provided by operating activities	5,886	6,451

Investing activities:
Capital expenditures	(191)	(345)
Proceeds from the sale of property and equipment	1,875	—
Restricted cash	—	1,376
Proceeds from the sale of available-for-sale securities	69	158
Purchase of available-for-sale securities	(70)	(160)
Net cash provided by investing activities	1,683	1,029

Financing activities:
Borrowings from revolving line of credit	49,560	14,100
Repayments on revolving line of credit	(56,360)	(19,300)
Repayments of bonds payable	—	(1,234)
Repurchase of common stock	(52)	(50)
Credit facility fees	(431)	—
Net cash used in financing activities	(7,283)	(6,484)

Net increase in cash and cash equivalents	286	996
Cash and cash equivalents, beginning of period	69	155
Cash and cash equivalents, end of period	$355	$1,151

Supplemental information:
Interest paid	$1,346	$1,334
Income taxes paid	$540	$541
Change in accounts payable for capital expenditures	$—	$(87)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 15, 2011.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  These facilities are scheduled to promote nine major events during 2011, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”).

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

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway has notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We will continue to conduct the weekly events we have scheduled for the remainder of 2011 and are currently evaluating all of our options for the facility.  We expect to incur a non-cash impairment charge and severance costs in the third quarter of 2011 as a result of this event.  Additionally, we anticipate recording a liability for a portion of the Wilson County bonds related to our guarantee of these bonds not covered by the projected sales and incremental property taxes (see NOTE 10 — Commitments and Contingencies for further discussion).  We have not completed our analysis of these charges.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010.  The real estate sale closed on January 31, 2011.  After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000.

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  We also own approximately 140 acres near the Gateway facility.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  As part of the lease termination agreement with one of the landlords, we provided a six month purchase option on the remaining approximately 120 acres of owned land at $10,000 per acre, which approximates our carrying value.  See NOTE 4 — Discontinued Operation for further discussion.

NOTE 3 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Cash equivalents—We consider as cash equivalents all highly-liquid investments with an original maturity of three months or less.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss).  See NOTE 7 — Stockholders’ Equity and NOTE 8 — Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $45,863,000 and $43,326,000 as of June 30, 2011 and December 31, 2010, respectively.

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

Interest expense on uncertain income tax positions is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $1,000 and $4,000, and $58,000 and $109,000 during the three and six-month periods ended June 30, 2011 and 2010, respectively, related to our uncertain income tax positions.  Accrued interest on our uncertain income tax positions as of June 30, 2011 and December 31, 2010 was $126,000 and $122,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of June 30, 2011, tax years after 2006 remain open to examination for federal and Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $305,000 and $400,000 of total revenues for the three and six-month periods ended June 30, 2011 and 2010, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority.  We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  Sales taxes included in revenues and expenses for the three and six-month periods ended June 30, 2011 and 2010 were $65,000 and $129,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.   Advertising expenses were $817,000 and $948,000 for the three and six-month periods ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss) per common share — basic:
Net earnings (loss)	$3,901	$(1,685)	$335	$(6,284)
Allocation to nonvested restricted stock awards	67	—	5	—
Net earnings (loss) available to common stockholders	$3,834	$(1,685)	$330	$(6,284)

Weighted-average shares outstanding	36,195	36,096	36,194	36,091

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss) per common share — basic:
Continuing operations	$0.11	$0.11	$0.01	$0.01
Discontinued operation	—	(0.16)	—	(0.18)
Net earnings (loss)	$0.11	$(0.05)	$0.01	$(0.17)

Net earnings (loss) per common share — diluted:
Net earnings (loss)	$3,901	$(1,685)	$335	$(6,284)
Allocation to nonvested restricted stock awards	67	—	5	—
Net earnings (loss) available to common stockholders	$3,834	$(1,685)	$330	$(6,284)

Weighted-average shares outstanding	36,195	36,096	36,194	36,091
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	36,195	36,096	36,194	36,091

Net earnings (loss) per common share — diluted:
Continuing operations	$0.11	$0.11	$0.01	$0.01
Discontinued operation	—	(0.16)	—	(0.18)
Net earnings (loss)	$0.11	$(0.05)	$0.01	$(0.17)

For the three and six-month periods ended June 30, 2011, options to purchase 0 and 2,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  For the three and six-month periods ended June 30, 2010, options to purchase 306,000 and 381,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $86,000 and $230,000, and $169,000 and $339,000 as general and administrative expenses for the three and six-month periods ended June 30, 2011 and 2010, respectively.  We recorded income tax benefit (expense) of $35,000 and ($40,000), and $55,000 and ($5,000) for the three and six-month periods ended June 30, 2011 and 2010, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In June 2011, the FASB issued ASU 2011-5 codified in FASB ASC Topic 220, “Comprehensive Income,” which amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. ASU 2011-5 eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The provisions of ASU 2011-5 are effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

NOTE 4 — Discontinued Operation

The results of operations for our Gateway facility are being reported as a discontinued operation and accordingly, the accompanying consolidated financials statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

Summarized results of operations for our Gateway facility are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$2,000	$2,564,000	$2,000	$2,676,000
Impairment charge	—	(7,964,000)	—	(7,964,000)
Loss from discontinued operation before income taxes	—	(8,956,000)	(105,000)	(10,227,000)
Income tax benefit of discontinued operation	—	3,134,000	37,000	3,578,000
Loss from discontinued operation	—	(5,822,000)	(68,000)	(6,649,000)

The major classes of assets and liabilities of the discontinued operation in the consolidated balance sheet are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable	$—	$96,000
Prepaid expenses and other	—	19,000
Current assets of discontinued operation	$—	$115,000

Property and equipment, net	$—	$233,000
Non current assets of discontinued operation	$—	$233,000

Accounts payable	$—	$4,000
Accrued liabilities	49,000	681,000
Current liabilities of discontinued operation	$49,000	$685,000

NOTE 5 — Long-Term Debt

On April 12, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, entered into a $65,000,000 secured credit agreement with a new bank group.  There was $31,400,000 outstanding under the credit facility at June 30, 2011, at an interest rate of 3.45%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest through June 30, 2011 was based upon LIBOR plus 325 basis points.  Interest subsequent to June 30, 2011 is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio.  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.   At June 30, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,248,000 at June 30, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2011 $11,148,000 could have been borrowed as of that date.

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

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri).  The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway.  Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing.  The SWIDA bonds bore interest at a rate of 9.2%.  Interest expense related to the SWIDA bonds was $41,000 and $91,000 for the three and six-month periods ended June 30, 2010 and is included in loss from discontinued operation in the accompanying consolidated statements of operations.

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

NOTE 6 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of July 31, 2011 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We have accounted for the freeze of our pension plans as of June 30, 2011, which resulted in a curtailment loss of $45,000 and reduced our liability for pension benefits and increased comprehensive earnings by $654,000.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$58,000	$79,000	$134,000	$158,000
Interest cost	122,000	115,000	250,000	230,000
Expected return on plan assets	(119,000)	(120,000)	(253,000)	(240,000)
Curtailment loss	45,000	—	45,000	—
Recognized net actuarial loss	45,000	32,000	84,000	63,000
Net amortization	4,000	6,000	10,000	12,000
	$155,000	$112,000	$270,000	$223,000

We expect to contribute approximately $700,000 to our pension plans in 2011, of which $68,000 and $129,000 was contributed during the three and six-month periods ended June 30, 2011.  We contributed $65,000 to our pension plans during the three and six-month periods ended June 30, 2010.

NOTE 7 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,820	$1,851	$101,541	$(49,167)	$(1,538)
Net earnings	—	—	—	335	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	230	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	5
Change in net actuarial loss and prior service cost, net of income tax expense of $304	—	—	—	—	445
Balance at June 30, 2011	$1,830	$1,851	$101,709	$(48,832)	$(1,088)

As of June 30, 2011 and December 31, 2010, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $762,000 and $1,066,000, respectively	$(1,107,000)	$(1,552,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $14,000 and $10,000, respectively	19,000	14,000
Accumulated other comprehensive loss	$(1,088,000)	$(1,538,000)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock.  Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2011 or 2010.  At June 30, 2011, we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

During the six-month period ended June 30, 2011, we purchased and retired 29,575 shares of our outstanding common stock at an average purchase price of $1.76 per share.  No purchases were made during the three months ended June 30, 2011.  During the three and six-month periods ended June 30, 2010, we purchased and retired 3,556 and 23,814 shares of our outstanding common stock at an average purchase price of $2.15 and $2.10 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 8 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
June 30, 2011
Available-for-sale securities	$546,000	$546,000	$—	$—

December 31, 2010
Available-for-sale securities	$527,000	$527,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2011 and December 31, 2010, there was $31,400,000 and $38,200,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our financial instrument pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3	Losses for the six months ended June 30, 2010
Current assets held for sale	$1,875,000	$1,875,000	$—	$—	$—
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$7,964,000

Fair value of the current assets held for sale was determined based on the sale price agreed to by the buyer and seller.  Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 9 — Related Party Transactions

During the three and six-month periods ended June 30, 2011 and 2010, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $559,000 and $997,000, and $504,000 and $976,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $133,000 and $201,000, and $40,000 and $125,000, respectively, to Gaming for the three and six-month periods ended June 30, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $416,000 and $470,000, respectively.  Additionally, we invoiced Gaming $150,000 and $246,000, and $134,000 and $227,000 during the three and six-month periods ended June 30, 2011 and 2010, respectively, for a skybox suite, tickets and other services to the events.  As of June 30, 2011 and December 31,

2010, our consolidated balance sheets included a $4,000 and $18,000 payable to Gaming, respectively, for the aforementioned items.  We settled these items in July 2011 and January 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding at June 30, 2011.  Annual principal payments range from $700,000 in September 2011 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.  A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

As of June 30, 2011 and December 31, 2010, $2,190,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments.  If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway has notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  As a result, we anticipate recording a liability for a portion of the Wilson County bonds related to our guarantee of these bonds not covered by the projected sales and incremental property taxes in the third quarter of 2011.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $305,000 and $400,000 of total revenues for the three and six-month periods ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Admissions revenue was $6,716,000 in the second quarter of 2011 as compared to $8,565,000 in the second quarter of 2010.  The $1,849,000 decrease was primarily related to lower admissions revenue at our May NASCAR event weekend at Dover International Speedway and to a change in our major motorsports event schedule.  We promoted five major events during the second quarter of 2011 compared to six major events during the second quarter of 2010.  We promoted a NASCAR Nationwide Series event at our Nashville Superspeedway facility in the second quarter of 2010 that was held in the third quarter of 2011.  We believe the decrease in attendance at our May Dover weekend was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, continued high unemployment and high gas prices have increasingly contributed to the decrease in attendance.

Event-related revenue was $4,548,000 in the second quarter of 2011 as compared to $6,047,000 in the second quarter of 2010.  The $1,499,000 decrease was primarily related to lower luxury suite rentals, hospitality tent rentals, catering revenues, expo space revenues and concessions and souvenir sales at our May NASCAR event weekend at Dover International Speedway as a result of the lower attendance and the aforementioned economic conditions and to the change in our major motorsports event schedule at our Nashville Superspeedway facility.

Broadcasting revenue decreased to $15,115,000 in the second quarter of 2011 from $15,334,000 in the second quarter of 2010.  The decrease was due to the change in our major motorsports event schedule at our Nashville Superspeedway facility.  Partially offsetting this decrease was an increase in broadcasting revenue for the major motorsports events we promoted during the second quarter of 2011.

Operating and marketing expenses were $15,488,000 in the second quarter of 2011 as compared to $18,197,000 in the second quarter of 2010.  The decrease was primarily due to the change in our major motorsports event schedule at our Nashville Superspeedway facility and to a lesser extent cost cutting measures and lower attendance that reduced operating expenses at our May NASCAR event weekend at Dover International Speedway.

General and administrative expenses were $2,146,000 in the second quarter of 2011 and $2,338,000 in the second quarter of 2010.  The decrease was primarily related to lower wages and benefit costs at our Dover facility and to a lesser extent the sale of our Memphis facility which was completed in January 2011.

Depreciation and amortization expense decreased slightly to $1,340,000 in the second quarter of 2011 as compared to $1,402,000 in the second quarter of 2010.

Net interest expense was $592,000 in the second quarter of 2011 as compared to $793,000 in the second quarter of 2010.  The decrease was due primarily to a lower average interest rate on our new credit facility entered into on April 12, 2011 as well as lower average borrowings.

Our effective income tax rates for the second quarters of 2011 and 2010 were 42.2% and 42.7%, respectively.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Admissions revenue was $6,716,000 in the first six months of 2011 as compared to $8,565,000 in the first six months of 2010.  The $1,849,000 decrease was primarily related to lower admissions revenue at our May NASCAR event weekend at Dover International Speedway and to a change in our major motorsports event schedule.  We promoted five major events during the first six months of 2011 compared to six major events during the first six months of 2010.  We promoted a NASCAR Nationwide Series event at our Nashville Superspeedway facility in the first six months of 2010 that was held in the third quarter of 2011.  We believe the decrease in attendance at our May Dover weekend was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, continued high unemployment and high gas prices have increasingly contributed to the decrease in attendance.

Event-related revenue was $4,578,000 in the first six months of 2011 as compared to $6,101,000 in the first six months of 2010.  The $1,523,000 decrease was primarily related to lower luxury suite rentals, hospitality tent rentals, catering revenues, expo space revenues and concessions and souvenir sales at our May NASCAR event weekend at Dover International Speedway as a result of the lower attendance and the aforementioned economic conditions and to the change in our major motorsports event schedule at our Nashville Superspeedway facility.

Broadcasting revenue decreased to $15,115,000 in the first six months of 2011 from $15,334,000 in the first six months of 2010.  The decrease was due to the change in our major motorsports event schedule at our Nashville Superspeedway facility.  Partially offsetting this decrease was an increase in broadcasting revenue for the major motorsports events we promoted during the first six months of 2011.

Operating and marketing expenses were $16,776,000 in the first six months of 2011 as compared to $19,592,000 in the first six months of 2010.  The decrease was primarily due to the change in our major motorsports event schedule at our Nashville Superspeedway facility and to a lesser extent cost cutting measures and lower attendance that reduced operating expenses at our May NASCAR event weekend at Dover International Speedway.

General and administrative expenses were $4,297,000 in the first six months of 2011 and $4,824,000 in the first six months of 2010.  The decrease was primarily related to lower wages and benefit costs at our Dover facility, lower expenses at our Nashville facility and to a lesser extent the sale of our Memphis facility which was completed in January 2011.

Depreciation and amortization expense decreased slightly to $2,753,000 in the first six months of 2011 as compared to $2,817,000 in the first six months of 2010.

Net interest expense was $1,433,000 in the first six months of 2011 as compared to $1,551,000 in the first six months of 2010.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate on our new credit facility entered into on April 12, 2011 and lower interest expense on uncertain income tax positions, partially offset by the amortization of higher credit facility amendment fees.

Our effective income tax rates for the first six months of 2011 and 2010 were 66.1% and 70.0%, respectively.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and fourth quarters.  However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities was $5,886,000 for the six months ended June 30, 2011 as compared to $6,451,000 for the six months ended June 30, 2010.  The decrease was primarily due to the timing of invoicing from and payments to vendors.

Net cash provided by investing activities was $1,683,000 for the six months ended June 30, 2011 as compared to $1,029,000 for the six months ended June 30, 2010.  Capital expenditures were $191,000 for the six months ended June 30, 2011 compared with $345,000 for the six months ended June 30, 2010.  The 2011 additions related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  The 2010 additions related primarily to payments for concessions equipment and facility improvements.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.  The decrease in our restricted cash accounts was $1,376,000 for the six months ended June 30, 2010.  On July 21, 2010, we redeemed all of the outstanding SWIDA bonds.  Subsequent to redeeming the SWIDA bonds, the remaining restricted cash was returned to us by the trustee.

Net cash used in financing activities was $7,283,000 for the six months ended June 30, 2011 as compared to $6,484,000 for the six months ended June 30, 2010.  We had net repayments on our outstanding line of credit of $6,800,000 in the first six months of 2011 as compared to $5,200,000 in the first six months of 2010.  Repayments of our outstanding SWIDA bonds were $1,234,000 for the first six months of 2010.  On April 12, 2011, we entered into a new credit agreement and paid $431,000 in closing costs and other bank fees.

On April 12, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, entered into a $65,000,000 secured credit agreement with a new bank group.  There was $31,400,000 outstanding under the credit facility at June 30, 2011, at an interest rate of 3.45%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest through June 30, 2011 was based upon LIBOR plus 325 basis points.  Interest subsequent to June 30, 2011 is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio.  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.   At June 30, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,248,000 at June 30, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2011 $11,148,000 could have been borrowed as of that date.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway has notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We will continue to conduct the weekly events we have scheduled for the remainder of 2011 and are currently evaluating all of our options for the facility.  We expect to incur a non-cash impairment charge and severance costs in the third quarter of 2011 as a result of this event.  Additionally, we anticipate recording a liability for a portion of the Wilson County bonds related to our guarantee of these bonds not covered by the projected sales and incremental property taxes (see NOTE 10 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  We have not completed our analysis of these charges.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures.  Based on current business conditions, we expect to spend approximately $100,000-$150,000 on capital expenditures for the remainder of 2011.  Additionally, we expect to contribute approximately $700,000 to our pension plans for 2011, of which $129,000 was contributed in the first six months of 2011.  We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2011, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit	$31,400,000	$—	$—	$31,400,000	$—
Estimated interest payments on revolving line of credit(a)	3,011,000	541,000	2,167,000	303,000	—
Operating leases	153,000	54,000	72,000	26,000	1,000
Pension contributions(b)	571,000	571,000	—	—	—
Total contractual cash obligations	$35,135,000	$1,166,000	$2,239,000	$31,729,000	$1,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2011 and interest rates under our credit agreement entered into on April 12, 2011.

(b) We expect to contribute approximately $700,000 to our pension plans for 2011, of which $129,000 was contributed in the first six months of 2011. Effective July 31, 2011, we froze our pension plans which will result in reduced contributions after 2011.

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

As of June 30, 2011 and December 31, 2010, $2,190,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments.  If the debt service is not satisfied from the sales and incremental property taxes generated from the facility, a portion of the bonds would become our liability.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not included our non current income taxes payable of $1,241,000 which is classified in accordance with the provisions of ASC Topic 740, “Income Taxes,” in the contractual obligations disclosure since we cannot reasonably estimate whether or when a cash settlement for uncertain tax positions would occur.

Related Party Transactions

See NOTE 9 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2011, our valuation allowance net of federal income taxes was $11,444,000, which increased by $1,032,000 in the first six months of 2011, on deferred tax assets related to state net operating loss carry-forwards.  These state net operating losses are related to our

Midwest facilities that have not produced taxable income.  In the event that our Midwest facilities continue to generate losses for state income tax purposes in the future, our valuation allowance will increase to offset those income tax benefits.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements.

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

Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $21,000,000 was outstanding on June 30, 2011.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2011 and December 31, 2010, $2,190,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2010, we paid $1,038,000 into the sales and incremental property tax fund and $753,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and are therefore not recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.  In the event we were unable to make the payments, they would be made under a $21,352,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway has notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  As a result, we anticipate recording a liability for a portion of the Wilson County bonds related to our guarantee of these bonds not covered by the projected sales and incremental property taxes in the third quarter of 2011.

We Have a Significant Amount of Indebtedness

As of June 30, 2011, we had total outstanding long-term debt of $31,400,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

We may not be able to maintain our listing with the NYSE

Our Common Stock is traded on the NYSE under the symbol “DVD.” We are required to maintain market capitalization of more than $50,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $50,000,000 in order to remain in compliance with NYSE continued listing standards.  As of June 30, 2011, our stockholders’ equity was approximately $55.5 million and our 30 trading-day average market capitalization was approximately $70.9 million.  During 2010, it ranged from approximately $63.0 million to $80.9 million.  If we were to fail to maintain the required stockholders’ equity and market capitalization, our stock could be delisted from trading on the NYSE.  While we would typically be given the opportunity to submit an 18 month plan to the NYSE to demonstrate our ability to regain compliance with continued listing standards, there is no assurance that we would be able to formulate such a plan or that it would be accepted by the NYSE.  The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Reserved

Item 5.            Other Information

None.

Item 6.            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*

The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 10, 2011	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)