Form 10-Q
period 2011-09-30
DOVER MOTORSPORTS INC
filed 2011-11-10
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,289,977 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Admissions	$752	$7,798	$7,468	$16,363
Event-related	1,321	5,487	5,899	11,588
Broadcasting	841	11,538	15,956	26,872
Other	2	1	104	2
	2,916	24,824	29,427	54,825
Expenses:
Operating and marketing	4,382	13,428	21,158	33,020
Impairment charge	15,687	—	15,687	—
General and administrative	2,200	2,672	6,497	7,496
Depreciation and amortization	992	1,508	3,745	4,325
	23,261	17,608	47,087	44,841

Gain from insurance settlement	—	298	—	298

Operating (loss) earnings	(20,345)	7,514	(17,660)	10,282

Interest expense, net	(381)	38	(1,814)	(1,513)
Other income	13	3	17	3
Provision for contingent obligation	(2,245)	—	(2,245)	—
Loss on extinguishment of debt	—	—	(67)	—

(Loss) earnings from continuing operations before income taxes	(22,958)	7,555	(21,769)	8,772

Income tax benefit (expense)	8,379	(3,175)	7,593	(4,027)

(Loss) earnings from continuing operations	(14,579)	4,380	(14,176)	4,745

Loss from discontinued operation, net of income tax benefit	(2)	(964)	(70)	(7,613)

Net (loss) earnings	(14,581)	3,416	(14,246)	(2,868)

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(39)	14	(34)	8

Change in net actuarial loss and prior service cost, net of income taxes	5	23	450	70
Comprehensive (loss) earnings	$(14,615)	$3,453	$(13,830)	$(2,790)

Net (loss) earnings per common share - basic:
Continuing operations	$(0.40)	$0.12	$(0.39)	$0.13
Discontinued operation	—	(0.03)	—	(0.21)
Net (loss) earnings	$(0.40)	$0.09	$(0.39)	$(0.08)

Net (loss) earnings per common share - diluted:
Continuing operations	$(0.40)	$0.12	$(0.39)	$0.13
Discontinued operation	—	(0.03)	—	(0.21)
Net (loss) earnings	$(0.40)	$0.09	$(0.39)	$(0.08)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$399	$69
Accounts receivable	782	743
Inventories	283	232
Prepaid expenses and other	5,787	1,713
Prepaid income taxes	600	—
Deferred income taxes	105	242
Current assets held for sale	—	1,875
Current assets of discontinued operation	—	115
Total current assets	7,956	4,989

Property and equipment, net	97,193	116,330
Other assets	809	527
Deferred income taxes	316	206
Non current assets of discontinued operation	—	233
Total assets	$106,274	$122,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497	$142
Accrued liabilities	2,408	2,470
Payable to Dover Downs Gaming & Entertainment, Inc.	4	18
Income taxes payable	—	123
Deferred revenue	11,066	3,644
Current liabilities of discontinued operation	—	685
Total current liabilities	13,975	7,082

Revolving line of credit	34,980	38,200
Liability for pension benefits	1,359	2,291
Other liabilities	2,256	121
Non current income taxes payable	—	1,241
Deferred income taxes	12,762	18,843
Total liabilities	65,332	67,778

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,289,977 and 18,197,552, respectively	1,829	1,820
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,797	101,541
Accumulated deficit	(63,413)	(49,167)
Accumulated other comprehensive loss	(1,122)	(1,538)
Total stockholders’ equity	40,942	54,507
Total liabilities and stockholders’ equity	$106,274	$122,285

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(14,246)	$(2,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,745	4,690
Amortization of credit facility fees	319	316
Stock-based compensation	317	502
Deferred income taxes	(7,733)	(1,517)
Loss on extinguishment of debt	67	208
Impairment charge	15,687	7,964
Provision for contingent obligation	2,245	—
Gain from insurance settlement	—	(298)
Changes in assets and liabilities:
Accounts receivable	57	(8,472)
Inventories	(82)	(4)
Prepaid expenses and other	(4,344)	(661)
Prepaid income taxes/income taxes payable	(589)	759
Accounts payable	351	1,678
Accrued liabilities	(546)	1,648
Payable to Dover Downs Gaming & Entertainment, Inc.	(14)	35
Deferred revenue	7,422	(3,844)
Other liabilities	(266)	(522)
Net cash provided by (used in) operating activities	2,390	(386)

Investing activities:
Capital expenditures	(229)	(469)
Proceeds from the sale of property and equipment	1,875	—
Restricted cash	—	5,333
Insurance proceeds	—	298
Proceeds from the sale of available-for-sale securities	311	108
Purchase of available-for-sale securities	(314)	(111)
Net cash provided by investing activities	1,643	5,159

Financing activities:
Borrowings from revolving line of credit	56,340	25,700
Repayments on revolving line of credit	(59,560)	(26,900)
Repayments of bonds payable	—	(2,986)
Premium and fees on extinguishment of debt	—	(167)
Repurchase of common stock	(52)	(50)
Credit facility fees	(431)	(245)
Net cash used in financing activities	(3,703)	(4,648)

Net increase in cash	330	125
Cash, beginning of period	69	155
Cash, end of period	$399	$280

Supplemental information:
Interest paid	$1,760	$2,086
Income taxes paid	$692	$691
Change in accounts payable for capital expenditures	$—	$(87)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 15, 2011.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to the seasonal nature of our business.

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

In 2011, we are scheduled to promote the following major events:

•                  2 NASCAR Sprint Cup Series events;

•                  4 NASCAR Nationwide Series events; and

•                  3 NASCAR Camping World Truck Series events.

All except two of the major events listed above were promoted during the first nine months of 2011.  A NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover International Speedway facility were promoted in October 2011.  These events were promoted in September 2010.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway which are held in May and October.  Total revenues from these events were approximately 90% of total revenues for 2010.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to conduct the weekly events we have scheduled for the remainder of 2011 and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 (see NOTE 4 - Impairment Charge for further discussion) and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by the projected sales and incremental property taxes (see NOTE 11 — Commitments and Contingencies for further discussion).

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility is located on approximately 290 acres of land in Madison, Illinois and the racetrack is primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  We also own approximately 140 acres near the Gateway facility.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  See NOTE 5 — Discontinued Operation for further discussion.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive income (loss).  See NOTE 8 — Stockholders’ Equity and NOTE 9 — Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $41,331,000 and $43,326,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Interest expense on uncertain income tax positions is being recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” We recorded interest expense of $0 and $4,000, and $10,000 and $119,000 during the three and nine-month periods ended September 30, 2011 and 2010, respectively, related to our uncertain income tax positions.  During the third quarter of 2011 and 2010, we reversed $120,000 and $856,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Accrued interest on our uncertain income tax positions as of September 30, 2011 and December 31, 2010 was $6,000 and $122,000, respectively, and is included in other liabilities in the consolidated balance sheets.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of September 30, 2011, tax years after 2007 remain open to examination for federal income tax purposes.  Tax years after 2006 remain open to examination for Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $95,000 and $400,000, and $140,000 and $540,000 of total revenues for the three and nine-month periods ended September 30, 2011 and 2010, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities and remitting these taxes to the appropriate governmental taxing authority.  We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  Sales taxes included in revenues and expenses for the three and nine-month periods ended September 30, 2011 and 2010 were $78,000 and $143,000, and $27,000 and $156,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.   Advertising expenses were $132,000 and $949,000, and $742,000 and $1,690,000 for the three and nine-month periods ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) earnings per common share — basic:
Net (loss) earnings	$(14,581)	$3,416	$(14,246)	$(2,868)
Allocation to nonvested restricted stock awards	—	58	—	—
Net (loss) earnings available to common stockholders	$(14,581)	$3,358	$(14,246)	$(2,868)

Weighted-average shares outstanding	36,195	36,099	36,194	36,094

Net (loss) earnings per common share — basic:
Continuing operations	$(0.40)	$0.12	$(0.39)	$0.13
Discontinued operation	—	(0.03)	—	(0.21)
Net (loss) earnings	$(0.40)	$(0.09)	$(0.39)	$(0.08)

Net (loss) earnings per common share — diluted:
Net (loss) earnings	$(14,581)	$3,416	$(14,246)	$(2,868)
Allocation to nonvested restricted stock awards	—	58	—	—
Net (loss) earnings available to common stockholders	$(14,581)	$3,358	$(14,246)	$(2,868)

Weighted-average shares outstanding	36,195	36,099	36,194	36,094
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	36,195	36,099	36,194	36,094

Net (loss) earnings per common share — diluted:
Continuing operations	$(0.40)	$0.12	$(0.39)	$0.13
Discontinued operation	—	(0.03)	—	(0.21)
Net (loss) earnings	$(0.40)	$(0.09)	$(0.39)	$(0.08)

For the nine-month period ended September 30, 2011, options to purchase 2,000 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding for the three-month period ended September 30, 2011.  For the three and nine-month periods ended September 30, 2010, options to purchase 205,000 and 322,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $87,000 and $317,000, and $163,000 and $502,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2011 and 2010, respectively.  We recorded income tax benefit (expense) of $36,000 and ($4,000), and $67,000 and $62,000 for the three and nine-month periods ended September 30, 2011 and 2010, respectively, related to our restricted stock awards.

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

NOTE 4 — Impairment Charge

Based upon the economic conditions that existed in the third quarter of 2011 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2012 sanctions for the two Nationwide Series and two Camping World Truck Series events at our Nashville facility, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  In accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment,” the recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value.  Fair value of the assets for the Nashville facility was determined based on the value of owned real estate at the facility.  The long-lived assets deemed to be impaired consisted of track facilities.

Based on the results of this analysis, we recorded a non-cash impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville facility	$46,016,000	$30,329,000	$15,687,000

NOTE 5 — Discontinued Operation

The results of operations for our Gateway facility are being reported as a discontinued operation and accordingly, the accompanying consolidated financials statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

Summarized results of operations for our Gateway facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$3,687,000	$2,000	$6,363,000
Impairment charge	—	—	—	(7,964,000)
Loss from discontinued operation before income taxes	(2,000)	(1,481,000)	(107,000)	(11,708,000)
Income tax benefit of discontinued operation	—	517,000	37,000	4,095,000
Loss from discontinued operation	(2,000)	(964,000)	(70,000)	(7,613,000)

The major classes of assets and liabilities of the discontinued operation in the consolidated balance sheet are as follows as of December 31, 2010.  There were none as of September 30, 2011:

Accounts receivable	$96,000
Prepaid expenses and other	19,000
Current assets of discontinued operation	$115,000

Property and equipment, net	$233,000
Non current assets of discontinued operation	$233,000

Accounts payable	$4,000
Accrued liabilities	681,000
Current liabilities of discontinued operation	$685,000

NOTE 6 — Long-Term Debt

At September 30, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $65,000,000 secured credit agreement with a bank group.  There was $34,980,000 outstanding under the credit facility at September 30, 2011, at an interest rate of approximately 3%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (275 basis points at September 30, 2011).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.   At September 30, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,380,000 at September 30, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2011 $7,313,000 could have been borrowed as of that date.

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

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri).  The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway.  Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing.  The SWIDA bonds bore interest at a rate of 9.2%.  Interest expense related to the SWIDA bonds was $9,000 and $100,000 for the three and nine-month periods ended September 30, 2010 and is included in loss from discontinued operation in the accompanying consolidated statements of operations.

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

NOTE 7 — Pension Plans

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

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of July 31, 2011 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We accounted for the freeze of our pension plans as of June 30, 2011, which resulted in a curtailment loss of $45,000 and reduced our liability for pension benefits and increased comprehensive earnings by $654,000.

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$11,000	$78,000	$145,000	$236,000
Interest cost	121,000	115,000	371,000	345,000
Expected return on plan assets	(137,000)	(120,000)	(390,000)	(360,000)
Curtailment loss	—	—	45,000	—
Recognized net actuarial loss	28,000	31,000	112,000	94,000
Net amortization	—	7,000	10,000	19,000
	$23,000	$111,000	$293,000	$334,000

We expect to contribute approximately $700,000 to our pension plans in 2011, of which $318,000 and $447,000 was contributed during the three and nine-month periods ended September 30, 2011, respectively.  We contributed $65,000 and $130,000 to our pension plans during the three and nine-month periods ended September 30, 2010, respectively.

NOTE 8 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,820	$1,851	$101,541	$(49,167)	$(1,538)
Net loss	—	—	—	(14,246)	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	317	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $23	—	—	—	—	(34)
Change in net actuarial loss and prior service cost, net of income tax expense of $327	—	—	—	—	450
Balance at September 30, 2011	$1,829	$1,851	$101,797	$(63,413)	$(1,122)

As of September 30, 2011 and December 31, 2010, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $739,000 and $1,066,000, respectively	$(1,102,000)	$(1,552,000)
Accumulated unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of ($13,000) and $10,000, respectively	(20,000)	14,000
Accumulated other comprehensive loss	$(1,122,000)	$(1,538,000)

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock.  Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2011 or 2010.  At September 30, 2011, we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

During the nine-month periods ended September 30, 2011 and 2010, we purchased and retired 29,575 and 23,814 shares of our outstanding common stock at an average purchase price of $1.76 and $2.10 per share, respectively.  No purchases were made during the three months ended September 30, 2011 or 2010.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 9 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
September 30, 2011
Available-for-sale securities	$494,000	$494,000	$—	$—

December 31, 2010
Available-for-sale securities	$527,000	$527,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2011 and December 31, 2010, there was $34,980,000 and $38,200,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of September 30, 2011:

	Total	Level 1	Level 2	Level 3	Losses for the nine months ended September 30, 2011
Long-lived assets held and used	$30,329,000	$—	$—	$30,329,000	$15,687,000

Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3	Losses for the nine months ended September 30, 2010
Current assets held for sale	$1,875,000	$1,875,000	$—	$—	$—
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$7,964,000

Fair value of the current assets held for sale was determined based on the sale price agreed to by the buyer and seller.  Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 10 — Related Party Transactions

During the three and nine-month periods ended September 30, 2011 and 2010, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $476,000 and $1,473,000, and $494,000 and $1,470,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $66,000 and $267,000, and $44,000 and $169,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2011 and 2010 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $0 and $416,000, and $458,000 and $928,000 during the three and nine-month periods ended September 30, 2011 and 2010, respectively.  Additionally, we invoiced Gaming $0 and $246,000, and $126,000 and $353,000 during the three and nine-month periods ended September 30, 2011 and 2010, respectively, for a skybox suite, tickets and other services to the events.  There were no billings by either company for the fall NASCAR event weekend in the third quarter of 2011 because the NASCAR Sprint Cup Series event and the NASCAR Nationwide Series event usually held in the third quarter were held in the fourth quarter of 2011.  As of September 30, 2011 and December 31, 2010, our consolidated balance sheets included a $4,000 and $18,000 payable to Gaming, respectively, for the aforementioned items.  We settled these items in October 2011 and January 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins, Richard K. Struthers and Henry B. Tippie are all Directors of Dover Motorsports, Inc. and Gaming. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of Gaming.

NOTE 11 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at September 30, 2011.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.  A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.

As of September 30, 2011 and December 31, 2010, $1,541,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2011, we paid $1,075,000 into the sales and incremental property tax fund and $734,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service will not be covered by applicable taxes.  As a result, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held. Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale. Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value. Barter transactions accounted for $95,000 and $400,000, and $140,000 and $540,000 of total revenues for the three and nine-month periods ended September 30, 2011 and 2010, respectively.

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

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

We promoted two major events during the third quarter of 2011 compared to three major events during the third quarter of 2010.  We promoted a NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover International Speedway facility in the third quarter of 2010; however, these events were held in the fourth quarter of 2011.  The majority of our revenues are derived from our two NASCAR Sprint Cup Series events.

Admissions revenue was $752,000 in the third quarter of 2011 as compared to $7,798,000 in the third quarter of 2010.  The $7,046,000 decrease was primarily related to changes in our major motorsports event schedule.  Partially offsetting this decrease was the promotion of a NASCAR Nationwide Series event at our Nashville Superspeedway facility in the third quarter of 2011 which was held in the second quarter of 2010.

Event-related revenue was $1,321,000 in the third quarter of 2011 as compared to $5,487,000 in the third quarter of 2010.  The $4,166,000 decrease was primarily related to the changes in our major motorsports event schedule.

Broadcasting revenue decreased to $841,000 in the third quarter of 2011 from $11,538,000 in the third quarter of 2010.  The decrease was due to the changes in our major motorsports event schedule.

Operating and marketing expenses were $4,382,000 in the third quarter of 2011 as compared to $13,428,000 in the third quarter of 2010.  The decrease was primarily due to the changes in our major motorsports event schedule.

We concluded in the third quarter of 2011 that it was necessary for us to review the carrying value of the long-lived assets of our Nashville facility for impairment.  Based on the results of this analysis, we recorded a $15,687,000 non-cash impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value.

General and administrative expenses decreased to $2,200,000 in the third quarter of 2011 as compared to $2,672,000 in the third quarter of 2010.  The decrease was primarily related to lower wages and benefit costs at our

Dover facility, the expensing of costs relating to our terminated merger agreement with Dover Downs Gaming & Entertainment, Inc. (a company related through common ownership) during the third quarter of 2010 and to a lesser extent the sale of our Memphis facility which was completed in January 2011.

Depreciation and amortization expense decreased to $992,000 in the third quarter of 2011 as compared to $1,508,000 in the third quarter of 2010.  The decrease was primarily related to the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $381,000 in the third quarter of 2011 as compared to a negative $38,000 in the third quarter of 2010.  We reversed $120,000 and $856,000 in third quarter of 2011 and 2010, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Excluding the interest expense and reversals we recorded related to uncertain income tax positions, our net interest expense was $501,000 in the third quarter of 2011 as compared to $808,000 in the third quarter of 2010.  The decrease was due primarily to a lower average interest rate on our new credit facility entered into on April 12, 2011 as well as lower average borrowings.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service will not be covered by applicable taxes.  As a result, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.

Our effective income tax rates for the third quarters of 2011 and 2010 were 36.5% and 42.0%, respectively.  We expect our effective income tax rate to approximate 31.5% for the year ending December 31, 2011.  The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

We promoted seven major events during the first nine months of 2011 compared to nine major events during the first nine months of 2010.  We promoted a NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover International Speedway facility in the third quarter of 2010 that were held in the fourth quarter of 2011.

Admissions revenue was $7,468,000 in the first nine months of 2011 as compared to $16,363,000 in the first nine months of 2010.  The $8,895,000 decrease was primarily related to a change in our major motorsports event schedule and to a lesser extent lower admissions revenue at our May NASCAR event weekend at Dover International Speedway.  We believe the decrease in attendance at our May Dover weekend was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment and business conditions. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, continued high unemployment and high gas prices have increasingly contributed to the decrease in attendance.

Event-related revenue was $5,899,000 in the first nine months of 2011 as compared to $11,588,000 in the first nine months of 2010.  The $5,689,000 decrease was primarily related to the change in our major motorsports event schedule at our Dover International Speedway facility and to a lesser extent lower luxury suite rentals, hospitality tent rentals, catering revenues, expo space revenues and concessions and souvenir sales at our May NASCAR event weekend at Dover International Speedway as a result of the lower attendance and the aforementioned economic conditions.

Broadcasting revenue decreased to $15,956,000 in the first nine months of 2011 from $26,872,000 in the first nine months of 2010.  The decrease was due to the change in our major motorsports event schedule at our Dover International Speedway facility.  Partially offsetting this decrease was a contracted increase in broadcasting revenue for the individual major motorsports events we promoted during the first nine months of 2011.

Operating and marketing expenses were $21,158,000 in the first nine months of 2011 as compared to $33,020,000 in the first nine months of 2010.  The decrease was primarily due to the change in our major motorsports event schedule at our Dover International Speedway facility and to a lesser extent cost cutting measures and lower attendance that reduced operating expenses at our May NASCAR event weekend at Dover International Speedway.

We concluded in the third quarter of 2011 that it was necessary for us to review the carrying value of the long-lived assets of our Nashville facility for impairment.  Based on the results of this analysis, we recorded a $15,687,000 non-cash impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value.

General and administrative expenses were $6,497,000 in the first nine months of 2011 and $7,496,000 in the first nine months of 2010.  The decrease was primarily related to lower wages and benefit costs at our Dover facility, lower expenses at our Nashville facility, the expensing of costs relating to our terminated merger agreement with Dover Downs Gaming & Entertainment, Inc. during the third quarter of 2010 and to a lesser extent the sale of our Memphis facility which was completed in January 2011.

Depreciation and amortization expense decreased to $3,745,000 in the first nine months of 2011 as compared to $4,325,000 in the first nine months of 2010.  The decrease was primarily related to the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $1,814,000 in the first nine months of 2011 as compared to $1,513,000 in the first nine months of 2010.  We reversed $120,000 and $856,000 in 2011 and 2010, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Excluding the interest expense and reversals we recorded related to uncertain income tax positions, our net interest expense was $1,930,000 in the first nine months of 2011 as compared to $2,250,000 in the first nine months of 2010.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate on our new credit facility entered into on April 12, 2011, partially offset by the higher amortization of credit facility amendment fees.

We recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.

Our effective income tax rates for the first nine months of 2011 and 2010 were 34.9% and 45.9%, respectively.  We expect our effective income tax rate to approximate 31.5% for the year ending December 31, 2011.  The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Liquidity and Capital Resources

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and fourth quarters this year.  However, our cash flows from operating activities are more evenly spread throughout the year, primarily due to the impact of advance ticket sales and other event-related cash receipts, such as sponsorship and luxury suite rentals.

Net cash provided by operating activities was $2,390,000 for the nine months ended September 30, 2011 as compared to net cash used in operating activities of $386,000 for the nine months ended September 30, 2010.  The increase was primarily due to reduced operating losses at our Midwest facilities.

Net cash provided by investing activities was $1,643,000 for the nine months ended September 30, 2011 as compared to $5,159,000 for the nine months ended September 30, 2010.  Capital expenditures were $229,000 for the nine months ended September 30, 2011 compared with $469,000 for the nine months ended September 30, 2010.  The 2011 additions related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  The 2010 additions related primarily to payments for concessions equipment and facility improvements.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.  The decrease in our restricted cash accounts was $5,333,000 for the nine months ended September 30, 2010.  On July 21, 2010, we redeemed all of the outstanding SWIDA bonds and the remaining restricted cash was subsequently returned to us by the trustee.

Net cash used in financing activities was $3,703,000 for the nine months ended September 30, 2011 as compared to $4,648,000 for the nine months ended September 30, 2010.  We had net repayments on our outstanding line of credit of $3,220,000 in the first nine months of 2011 as compared to $1,200,000 in the first nine months of 2010.  Repayments of our outstanding SWIDA bonds were $2,986,000 for the first nine months of 2010.  We incurred $167,000 of premiums and fees associated with the aforementioned SWIDA bond redemption during the third quarter of 2010.  On April 12, 2011, we entered into a new credit agreement and paid $431,000 in closing costs and other bank fees.

At September 30, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $65,000,000 secured credit agreement with a bank group.  There was $34,980,000 outstanding under the credit facility at September 30, 2011, at an interest rate of approximately 3%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (275 basis points at September 30, 2011).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.   At September 30, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,380,000 at September 30, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2011 $7,313,000 could have been borrowed as of that date.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to conduct the weekly events we have scheduled for the remainder of 2011 and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event (see NOTE 4 — Impairment Charge of the consolidated financial statements included elsewhere in this document for further discussion).  Additionally, since the facility will no longer generate sales taxes from these events we have estimated that a portion of the debt service will not be covered by applicable taxes.  As a result, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes. (see NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Cash provided by operating activities is expected to substantially fund our capital expenditures.  Based on current business conditions, we expect to spend approximately $25,000 — $50,000 on capital expenditures for the remainder of 2011.  Additionally, we expect to contribute approximately $700,000 to our pension plans for 2011, of which $447,000 was contributed in the first nine months of 2011.  We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At September 30, 2011, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit	$34,980,000	$—	$—	$34,980,000	$—
Estimated interest payments on revolving line of credit(a)	2,637,000	261,000	2,085,000	291,000	—
Contingent obligation(b)	2,245,000	—	—	—	2,245,000
Operating leases	124,000	24,000	72,000	27,000	1,000
Pension contributions(c)	253,000	253,000	—	—	—
Total contractual cash obligations	$40,239,000	$538,000	$2,157,000	$35,298,000	$2,246,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2011 and interest rates under our credit agreement entered into on April 12, 2011.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at September 30, 2011.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.

As of September 30, 2011 and December 31, 2010, $1,541,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2011, we paid $1,075,000 into the sales and incremental property tax fund and $734,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  As a result, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.  Based on current projections, our first debt service payment would be due in 2021.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

(c) We expect to contribute approximately $700,000 to our pension plans for 2011, of which $447,000 was contributed in the first nine months of 2011. Effective July 31, 2011, we froze our pension plans which will result in reduced contributions after 2011.

Related Party Transactions

See NOTE 10 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2011, our valuation allowance net of federal income taxes was $12,180,000, which increased by $1,768,000 in the first nine months of 2011, on deferred tax assets related to state net operating loss carry-forwards.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable.  We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Generally, fair value is determined using valuation techniques such as the comparable sales approach.  Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the track land plus the contributory value to the improvements.  The primary economic assumptions used in the valuation techniques include:  (i) land value which is estimated by comparable transactions; and (ii) that the highest and best use for the facilities is potential real estate development.  Changes to these assumptions can have a significant effect on the outcome of future impairment tests and as a result, future valuations could differ significantly from current estimates.

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

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding on September 30, 2011.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2011 and December 31, 2010, $1,541,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2011, we paid $1,075,000 into the sales and incremental property tax fund and $734,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  A significant increase in interest rates could result in us being responsible for debt service payments not covered by the sales and incremental property taxes generated from the facility.  In the event we were unable to make the payments, they would be made under a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service will not be covered by applicable taxes.  As a result, we recorded a $2,245,000 provision for contingent obligation reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of September 30, 2011, we had total outstanding long-term debt of $34,980,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor events for a substantial portion of revenues.  We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which are held in May and October this year.  Total revenues from these events were approximately 90% of total revenues for 2010.  We estimate that approximately 90% of our total revenues will be generated by our Dover facility in 2011.  This has been offset to some degree by our other motorsports events, but quarterly earnings will vary.  All of our operating earnings are derived from our Dover facility.

All Of Our Motorsports Revenue is Attributable to One Location

Beginning in 2012, all of our motorsports revenue will come from Dover International Speedway in Dover, Delaware. Any prolonged disruption of operations at this facility due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

We May Not Be Able To Maintain Our Listing With The NYSE

Our Common Stock is traded on the NYSE under the symbol “DVD.” We are required to maintain market capitalization of more than $50,000,000 (measured over a 30 day trading period) or stockholders’ equity of more than $50,000,000 in order to remain in compliance with NYSE continued listing standards.  On November 4, 2011, we were notified by the NYSE that we are “below criteria” for these continued listing standards because, as of November 1, 2011, our 30 trading-day average market capitalization was $42.3 million and our stockholders’ equity as of September 30, 2011 was $40.9 million.

We have 45 days from this notice to submit a plan to the NYSE to demonstrate our ability to regain compliance with continued listing standards within 18 months.  However, there is no assurance that we will be able to formulate a plan that will be accepted by the NYSE.  Assuming that the NYSE accepts our plan, our Common Stock would continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing requirements.  If we are not able to regain compliance with NYSE listing standards or if our plan is rejected, our stock will be delisted from trading on the NYSE.  The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

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

DATED:	November 10, 2011	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)