Form 10-K
period 2011-12-31
DOVER MOTORSPORTS INC
filed 2012-03-12
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $29,929,993 as of June 30, 2011 (the last day of our most recently completed second quarter).

As of February 24, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,378,198 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 25, 2012 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.           Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  These facilities promoted the following ten events during 2011, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  4 NASCAR Nationwide Series events;

•                  3 NASCAR Camping World Truck Series events; and

•                  1 NASCAR K&N Pro Series East event.

In 2012, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway.  Total revenues from these events were approximately 90%, 90% and 80% of total revenues for 2011, 2010 and 2009, respectively.

We generate revenues primarily from the following sources:

•                  ticket sales;

•                  rights fees obtained for television and radio broadcasts of our events;

•                  sponsorship payments;

•                  luxury suite rentals;

•                  hospitality tent rentals and catering;

•                  concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities;

•                  expo space rentals; and

•                  track rentals and other event-related revenues.

We began our motorsports operations in 1969 in Dover, Delaware.  Our predecessor, Dover Downs, Inc., was also engaged in harness horse racing operations and later ran our other gaming operations.  As a result of several restructurings, our operations were segregated into two main operating subsidiaries - Dover International Speedway, Inc., incorporated in 1994, encompassed our motorsports operations, and Dover Downs, Inc., incorporated in 1967, conducted our gaming operations.

Effective March 31, 2002, we spun-off our gaming business which was then owned by our subsidiary, Dover Downs Gaming & Entertainment, Inc. (“Gaming”).  On a tax-free basis, we made a pro rata distribution of all of the capital stock of Gaming to our stockholders.  Our continuing operations subsequent to the spin-off consist solely of our motorsports activities.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion) and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility was located on approximately 290 acres of land in Madison, Illinois and the racetrack was primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases.  In December 2011, the one remaining land lease was terminated.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility.  See NOTE 4 — Discontinued Operation of the consolidated financial statements included elsewhere in this document for further discussion.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010.  The real estate sale closed on January 31, 2011.  After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000, all of which was used to pay down indebtedness of the Memphis facility.  Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.  See NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 43 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2012.

Each of the NASCAR Nationwide Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event.  Dover International Speedway is one of only seven speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year.  Additionally, it is one of only five tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year.  Our fall event has historically been the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.  Starting in 2011, our fall event was the third race to determine the championship.

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

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee.  The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place to expand to 150,000 seats as demand requires.  Additionally, construction included lights at the superspeedway to allow for nighttime racing and the foundation work for a dirt track, short track and drag strip.  Nashville Superspeedway promoted two NASCAR Nationwide Series events and two NASCAR Camping World Truck Series event during the 2011 season.  The facility also hosted other regional and national touring events, as well as track rentals.

In the third quarter of 2011, we notified NASCAR that Nashville Superspeedway will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to lease the track for NASCAR team testing and are currently evaluating all of our options for the facility.

Gateway International Raceway

Gateway International Raceway (“Gateway”) promoted no events in 2011.

We closed the Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility.

Memphis Motorsports Park

Memphis Motorsports Park (“Memphis”) promoted no events in 2011.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2012.  Our business is substantially dependent on these two agreements.  The economic terms of the two sanction agreements between NASCAR and Dover International Speedway relative to its 2012 NASCAR Sprint Cup Series competitions are as follows: Total purse and sanction fee to be paid by Dover International Speedway is $6,236,000 for the June event and $5,567,000 for the September event.  Estimated live broadcast revenue to be recognized by Dover International Speedway is $13,573,000 for the June event and $11,242,000 for the September event.  Live broadcast revenue figures are based on the assumption that all events on the 2012 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR.  Dover International Speedway has historically been entitled to share, along with other promoters, in income which NASCAR derives from exploiting certain other broadcast and intellectual property rights.  We anticipate that this income will not be material in 2012.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Impairment Charges Recorded in 2011

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

Seasonality

We derive a substantial portion of our total revenues from admissions, television broadcast rights and other event-related revenue attributable to major motorsports events held in the spring and fall.  As a result, our business is highly seasonal.

Employees

As of December 31, 2011, we had approximately 54 full-time employees and 4 part-time employees.  We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers.  We believe that we enjoy a good relationship with our employees.

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

We Rely On Sponsorship Contracts To Generate Revenues

We receive a portion of our annual revenues from sponsorship agreements, including the sponsorship of our various events and venue, such as “title,” “official product” and “promotional partner” sponsorships, billboards, signage and skyboxes.  We are continuously in negotiations with existing sponsors and actively seeking new sponsors as there is significant competition for sponsorships.  Some of our events may not secure a “title” sponsor every year, may not secure a sufficient number of sponsorships on favorable terms, or may not secure sponsorships sufficiently enough in advance of an event for maximum impact.  Loss of our existing title sponsors or other major sponsorship agreements or failure to secure sponsorship agreements in the future on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding on December 31, 2011.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2011 and 2010, $1,534,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of December 31, 2011, we had total outstanding long-term debt of $29,160,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

•                  make it more difficult for us to satisfy our debt obligations;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  increase our costs or create difficulties in refinancing or replacing our outstanding obligations;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  subject us to the risks that interest rates and our interest expense will increase.

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive a substantial portion of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in May and October in 2011.  In 2012, these events will be held in June and September.  Total revenues from these events were approximately 90%, 90% and 80% of total revenues for 2011, 2010 and 2009.  Substantially all of our revenues will be generated from these events in 2012.  As a result, quarterly earnings will vary.

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

We had 45 days from receipt of that notice to submit a plan to the NYSE and demonstrate our ability to achieve compliance with continued listing standards within 18 months.  The plan we submitted has been accepted by the NYSE.  As a result, our common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure our progress toward its plan to restore compliance with continued listing standards.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2011, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Gateway International Raceway

We own approximately 120 acres of undeveloped land in Madison, Illinois, five miles from the Gateway Arch in St. Louis.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “ “Monster Mile,” “Miles the Monster,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” and “Take a Kid to the Races.”  We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Item 3.           Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.           Mine Safety Disclosures

Not applicable.

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 24, 2012, there were 18,378,198 shares of common stock and 18,510,975 shares of Class A common stock outstanding.  There were 947 holders of record for common stock and 14 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2011 and 2010 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2011	$1.65	$0.84	None
September 30, 2011	$1.97	$0.99	None
June 30, 2011	$2.15	$1.80	None
March 31, 2011	$2.25	$1.72	None

December 31, 2010	$2.01	$1.60	None
September 30, 2010	$1.99	$1.45	None
June 30, 2010	$2.29	$1.21	None
March 31, 2010	$2.40	$1.92	None

Dividends are currently prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2011 and we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $598,000, $626,000 and $779,000 of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Expenses that are not directly related to a specific event are recorded as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing, cost of goods sold for merchandise and souvenirs, and other expenses associated with the promotion of our racing events.

Results of Operations

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Admissions revenue was $13,633,000 in 2011 as compared to $16,363,000 in 2010.  We promoted ten events during 2011 and 2010.  The $2,730,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway.  We believe the decrease in attendance at our Dover weekends was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment and business conditions.  We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, continued high unemployment and high gas prices have contributed to the decrease in attendance.

Event-related revenue was $10,309,000 in 2011 as compared to $11,594,000 in 2010.  The $1,285,000 decrease was primarily related to lower luxury suite rentals, hospitality tent rentals, catering revenues, expo space revenues and concessions and souvenir sales at our NASCAR event weekends at Dover International Speedway as a result of the lower attendance and the aforementioned economic conditions.

Broadcasting revenue increased to $27,778,000 in 2011 from $26,872,000 in 2010 due to a contracted increase for the individual major motorsports events we promoted during 2011.

Operating and marketing expenses were $31,926,000 in 2011 as compared to $34,286,000 in 2010.  The decrease was primarily due to cost cutting measures and reduced operating expenses resulting from the lower attendance at our NASCAR event weekends at Dover International Speedway.

We concluded in the third quarter of 2011 that it was necessary for us to review the carrying value of the long-lived assets of our Nashville facility for impairment.  Based on the results of this analysis, we recorded a

$15,687,000 non-cash impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value.

General and administrative expenses were $8,329,000 in 2011 and $9,786,000 in 2010.  The decrease was primarily related to lower wages and benefit costs at our Dover facility, lower expenses at our Nashville facility and from the sale of our Memphis facility which was completed in January 2011.

Depreciation and amortization expense decreased to $4,588,000 in 2011 as compared to $5,825,000 in 2010.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $2,245,000 in 2011 as compared to $2,360,000 in 2010.  We reversed $122,000 and $878,000 in 2011 and 2010, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Excluding the interest expense and reversals we recorded related to uncertain income tax positions, our net interest expense was $2,367,000 in 2011 as compared to $3,113,000 in 2010.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate on our new credit facility entered into on April 12, 2011.

On August 3, 2011, we announced that Nashville Superspeedway notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.

(Loss) earnings from continuing operations before income taxes was ($13,207,000) in 2011 as compared to $2,182,000 in 2010.  Excluding the non-cash impairment charges and provision for contingent obligation, our adjusted earnings from continuing operations before income taxes was $4,730,000 in 2011 as compared to $2,991,000 in 2010.

	2011	2010
(Loss) earnings from continuing operations before income taxes	$(13,207,000)	$2,182,000
Non-cash impairment charges	15,687,000	809,000
Provision for contingent obligation	2,250,000	—
Adjusted earnings from continuing operations before income taxes	$4,730,000	$2,991,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings from continuing operations before income taxes is derived by adjusting amounts determined in accordance with GAAP for the non-cash impairment charges and provision for contingent obligation.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings (loss) from continuing operations before income taxes which is determined in accordance with GAAP.

Our effective income tax rates for 2011 and 2010 were 31.0% and 67.4%, respectively.  The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Admissions revenue was $16,363,000 in 2010 as compared to $21,690,000 in 2009.  The $5,327,000 decrease was primarily related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway, fewer events promoted in 2010 and to a lesser extent lower admissions at the other events we promoted during 2010.  We believe the decrease in attendance was attributable primarily to the general downturn in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates.  We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment have increasingly contributed to the decrease in attendance.  We promoted ten events during 2010 and twelve during 2009.  In 2009, we promoted a NASCAR Nationwide Series event and a National Hot Rod Association (“NHRA”) event at our Memphis facility that did not recur in 2010 since that facility closed during the fourth quarter of 2009.  Additionally, revenue associated with our special and weekly events at our Memphis facility did not recur in 2010.

Event-related revenue was $11,594,000 in 2010 as compared to $14,519,000 in 2009.  The $2,925,000 decrease was primarily related to lower hospitality and luxury suite rentals, as well as lower concessions and souvenir sales as a result of the lower attendance and the aforementioned economic conditions.  Additionally, revenue associated with the events at our Memphis facility did not recur.

Broadcasting revenue remained consistent at $26,872,000 in 2010 as compared to $26,911,000 in 2009.

Operating and marketing expenses were $34,286,000 in 2010 as compared to $42,423,000 in 2009.  The decrease was primarily related to cost savings from the closing of our Memphis facility during the fourth quarter of 2009, cost cutting measures that reduced operating expenses at most major events promoted during 2010 and lower costs associated with the decline in event-related revenue.

General and administrative expenses were $9,786,000 in 2010 and $10,308,000 in 2009.  The decrease was primarily related to the closing of our Memphis facility during the fourth quarter of 2009.  This decrease was partially offset by the expensing of costs relating to a proposed merger with Dover Downs Gaming & Entertainment, Inc. (a company related through common ownership).  The merger agreement was terminated in October 2010.

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

Depreciation and amortization expense remained consistent at $5,825,000 in 2010 as compared to $5,872,000 in 2009.

During 2010, we recognized a gain of $398,000 as a result of insurance proceeds received for damage to grandstands at our Memphis facility.

Net interest expense was $2,360,000 in 2010 as compared to $1,826,000 in 2009.  We reversed $878,000 and $1,011,000 in 2010 and 2009, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Excluding the interest expense we recorded related to uncertain income tax positions, our net interest expense was $3,113,000 in 2010 as compared to $2,512,000 in 2009.  The increase was due primarily to a higher average interest rate on our credit facility and the amortization of higher credit facility amendment fees.

Earnings (loss) from continuing operations before income taxes was $2,182,000 in 2010 as compared to ($4,730,000) in 2009.  Excluding the non-cash impairment charges, our adjusted earnings from continuing operations before income taxes was $2,991,000 in 2010 as compared to $2,748,000 in 2009.

	2010	2009
Earnings (loss) from continuing operations before income taxes	$2,182,000	$(4,730,000)
Non-cash impairment charges	809,000	7,478,000
Adjusted earnings from continuing operations before income taxes	$2,991,000	$2,748,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings from continuing operations before income taxes is derived by adjusting amounts determined in accordance with GAAP for the aforementioned non-cash impairment charges.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings (loss) from continuing operations before income taxes which is determined in accordance with GAAP.

Our effective income tax rates for 2010 and 2009 were 67.4% and 19.1%, respectively.  The change in our effective income tax rate from the prior year rate was primarily due to the changes in the mix of taxable income and losses within our various subsidiaries resulting primarily from the impairment charges.  Certain subsidiaries had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carryforwards.

Our loss from discontinued operation, net of income tax benefit, increased in 2010 as a result of the following:

We concluded in the second quarter of 2010 that it was necessary for us to review the carrying value of the long-lived assets of our Gateway facility for impairment.  Based on the results of this analysis, we recorded a $7,964,000 non-cash impairment charge in the second quarter of 2010 to write-down the carrying value of long-lived assets at our Gateway facility to fair value.

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility was located on approximately 290 acres of land in Madison, Illinois and the racetrack was primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility.

On July 21, 2010, we redeemed the $1,751,000 of remaining outstanding bonds with Southwestern Illinois Development Authority (“SWIDA”) for $1,909,000 (including a $158,000 premium to the bondholders).  The redemption resulted in a loss on extinguishment of debt of $208,000 (including the premium, professional fees and the write-off of deferred financing costs) during 2010.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with a majority of our 2011 motorsports events occurring during the second and fourth quarters this year.

Net cash provided by operating activities was $7,858,000 in 2011 as compared to $966,000 in 2010.  The increase was primarily due to reduced operating losses at our Midwest facilities.

Net cash provided by investing activities was $1,611,000 in 2011 as compared to $5,366,000 in 2010.  Capital expenditures were $258,000 in 2011 compared with $488,000 in 2010.  The 2011 additions related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  The 2010 additions related primarily to payments for concessions equipment and facility improvements.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.  The decrease in our restricted cash accounts was $5,333,000 in 2010.  On July 21, 2010, we redeemed all of the outstanding SWIDA bonds and the remaining restricted cash was subsequently returned to us by the trustee.

Net cash used in financing activities was $9,523,000 in 2011 as compared to $6,418,000 in 2010.  We had net repayments on our outstanding line of credit of $9,040,000 in 2011 as compared to $2,800,000 in 2010.  Repayments of our outstanding SWIDA bonds were $2,986,000 in 2010.  We incurred $167,000 of premiums and fees associated with the aforementioned SWIDA bond redemption in 2010.

On July 29, 2009, our Board of Directors voted to suspend the declaration of regular quarterly cash dividends on all classes of our common stock.  Dividends are prohibited by our credit facility.

At December 31, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $65,000,000 secured credit agreement with a bank group.  There was $29,160,000 outstanding under the credit facility at December 31, 2011, at an interest rate of approximately 3%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (275 basis points at December 31, 2011).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,200,000 at December 31, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2011 $9,671,000 could have been borrowed as of that date.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).  Additionally, since the facility will no longer generate sales taxes from these events we have estimated that a portion of the debt service may not be covered by the sales taxes and incremental property taxes (“applicable taxes”).  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility was located on approximately 290 acres of land in Madison, Illinois and the racetrack was primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  As a result, we recorded an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases.  In December 2011, the one remaining land lease was terminated.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility.

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

We promoted ten events in 2011 and are scheduled to promote six events in 2012, all of which will be sanctioned by NASCAR and held at our Dover International Speedway facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures.  Based on current business conditions, we expect to spend approximately $250,000 — $500,000 on capital expenditures during 2012.  Additionally, we expect to contribute approximately $400,000 to our pension plans for 2012.  We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At December 31, 2011, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit	$29,160,000	$—	$29,160,000	$—	$—
Estimated interest payments on revolving line of credit(a)	2,024,000	888,000	1,136,000	—	—
Contingent obligation(b)	2,250,000	—	—	—	2,250,000
Operating leases	100,000	52,000	35,000	13,000	—
Pension contributions	400,000	400,000	—	—	—
Total contractual cash obligations	$33,934,000	$1,340,000	$30,331,000	$13,000	$2,250,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2011 and interest rates under our credit agreement entered into on April 12, 2011.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at December 31, 2011.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.

As of December 31, 2011 and 2010, $1,534,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Based on current projections, our first debt service payment would be due in 2021.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

Related Party Transactions

See NOTE 12 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements.  These policies include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2011, our valuation allowance net of federal income taxes was $12,189,000, which increased by $1,777,000 in 2011, from reserving for the deferred tax assets related to state net operating loss carry-forwards.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements.

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  KPMG LLP has issued their report which is included herein.

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 12, 2012

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

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

Executive Officers of the Registrant.  As of December 31, 2011, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and
	Chief Executive Officer	65	11/79 to date

Michael A. Tatoian	Executive Vice President	51	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance
	and Chief Financial Officer	45	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	52	7/99 to date

Thomas Wintermantel	Treasurer and
	Assistant Secretary	53	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 12 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 32 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 23 years experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Equity Compensation Plan Information

We have a 2004 stock incentive plan (“the 2004 Plan”) which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 10 — Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this document for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	585,645

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	585,645

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements — See accompanying Index to Consolidated Financial Statements on page 30.

(2)                 Financial Statement Schedules — None.

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

3.1                   Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q dated April 28, 2000).

3.2                   Amended and Restated By-laws of Dover Motorsports, Inc. dated April 1, 2002 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q dated May 10, 2002).

4.1                   Rights Agreement, dated as of June 14, 2006 between Dover Motorsports, Inc. and Mellon Investor Services, LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A dated June 14, 2006).

10.1            Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 12, 2011).

10.2            Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.3            Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.4             Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.5             Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.6            Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2012 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 28, 2011).

10.7            Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2012 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated December 28, 2011).

10.8            Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 17, 2006).

10.9            Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated July 26, 2007).

10.10     Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K dated February 17, 2006).

10.11     Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K dated February 17, 2006).

10.12      Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 4, 2008).

10.13     Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q dated August 6, 2004).

10.14     Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 5, 2008).

10.15     Amendment to certain agreements between Dover Motorsports, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.16     Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.17     Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q dated November 3, 2004).

10.18      Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 30, 2009).

10.19     Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Form 8-K dated January 3, 2012).

21.1            Subsidiaries

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

DATED:	March 12, 2012	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 12, 2012
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 12, 2012
Timothy R. Horne	and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 12, 2012
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 12, 2012
Kenneth K. Chalmers	of the Audit Committee

/s/ Patrick J. Bagley	Director	March 12, 2012
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 12, 2012
Jeffrey W. Rollins

/s/ John W. Rollins, Jr.	Director	March 12, 2012
John W. Rollins, Jr.

/s/ R. Randall Rollins	Director	March 12, 2012
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 12, 2012
Richard K. Struthers

/s/ Eugene W. Weaver	Director	March 12, 2012
Eugene W. Weaver

/s/ Denis McGlynn	As Attorney-in-Fact	March 12, 2012
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 12, 2012

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues:
Admissions	$13,633	$16,363	$21,690
Event-related	10,309	11,594	14,519
Broadcasting	27,778	26,872	26,911
Other	150	15	149
	51,870	54,844	63,269
Expenses:
Operating and marketing	31,926	34,286	42,423
Impairment charges	15,687	809	7,478
General and administrative	8,329	9,786	10,308
Depreciation and amortization	4,588	5,825	5,872
	60,530	50,706	66,081

Gain from insurance settlement	—	398	—
Operating (loss) earnings	(8,660)	4,536	(2,812)

Interest expense, net	(2,245)	(2,360)	(1,826)
Other income	15	—	—
Provision for contingent obligation	(2,250)	—	—
Loss on extinguishment of debt	(67)	—	—
Gain (loss) on sale of investments	—	6	(92)
(Loss) earnings from continuing operations before income taxes	(13,207)	2,182	(4,730)

Income tax benefit (expense)	4,093	(1,470)	904
(Loss) earnings from continuing operations	(9,114)	712	(3,826)

Loss from discontinued operation, net of income tax benefit	(71)	(8,885)	(2,069)
Net loss	(9,185)	(8,173)	(5,895)

Unrealized gain on interest rate swap, net of income taxes	—	—	213

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(22)	18	36

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	—	55

Change in pension net actuarial loss and prior service cost, net of income taxes	(706)	(239)	743
Comprehensive loss	$(9,913)	$(8,394)	$(4,848)

Net loss per common share — basic:
Continuing operations	$(0.25)	$0.02	$(0.10)
Discontinued operation	—	(0.25)	(0.06)
Net loss	$(0.25)	$(0.23)	$(0.16)

Net loss per common share — diluted:
Continuing operations	$(0.25)	$0.02	$(0.10)
Discontinued operation	—	(0.25)	(0.06)
Net loss	$(0.25)	$(0.23)	$(0.16)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,_
	2011	2010
ASSETS
Current assets:
Cash	$15	$69
Accounts receivable	689	743
Inventories	115	232
Prepaid expenses and other	1,255	1,713
Receivable from Dover Downs Gaming & Entertainment, Inc.	11	—
Deferred income taxes	67	242
Current assets held for sale	—	1,875
Current assets of discontinued operation	—	115
Total current assets	2,152	4,989

Property and equipment, net	96,380	116,330
Other assets, net	783	527
Deferred income taxes	496	206
Non current assets of discontinued operation	—	233
Total assets	$99,811	$122,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116	$142
Accrued liabilities	2,584	2,470
Payable to Dover Downs Gaming & Entertainment, Inc.	—	18
Income taxes payable	145	123
Deferred revenue	3,129	3,644
Current liabilities of discontinued operation	—	685
Total current liabilities	5,974	7,082

Revolving line of credit	29,160	38,200
Liability for pension benefits	2,713	2,291
Other liabilities	2,250	121
Non current income taxes payable	—	1,241
Deferred income taxes	14,765	18,843
Total liabilities	54,862	67,778

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,277,977 and 18,197,552, respectively	1,828	1,820
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,888	101,541
Accumulated deficit	(58,352)	(49,167)
Accumulated other comprehensive loss	(2,266)	(1,538)
Total stockholders’ equity	44,946	54,507
Total liabilities and stockholders’ equity	$99,811	$122,285

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(9,185)	$(8,173)	$(5,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,588	6,190	6,467
Amortization of credit facility fees	382	501	229
Stock-based compensation	407	662	495
Deferred income taxes	(4,935)	(4,128)	(2,934)
Impairment charges	15,687	8,773	7,478
Gain from insurance settlement	—	(398)	—
Loss on extinguishment of debt	67	208	—
Facility exit costs	—	324	—
Provision for contingent obligation	2,250	—	—
Changes in assets and liabilities:
Accounts receivable	150	421	690
Inventories	86	32	(4)
Prepaid expenses and other	174	(132)	212
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(29)	13	16
Accounts payable	(30)	(223)	(148)
Accrued liabilities	(965)	(253)	(69)
Income taxes payable	21	3	40
Deferred revenue	(515)	(2,287)	(1,031)
Other liabilities	(295)	(567)	(293)
Net cash provided by operating activities	7,858	966	5,253

Investing activities:
Capital expenditures	(258)	(488)	(1,912)
Insurance proceeds	—	398	—
Proceeds from sale of assets	1,875	129	—
Restricted cash	—	5,333	(114)
Proceeds from sale of available-for-sale securities	526	179	335
Purchase of available-for-sale securities	(532)	(185)	(333)
Net cash provided by (used in) investing activities	1,611	5,366	(2,024)

Financing activities:
Borrowings from revolving line of credit	60,700	32,600	37,050
Repayments on revolving line of credit	(69,740)	(35,400)	(38,250)
Repayments of bonds payable	—	(2,986)	(1,127)
Dividends paid	—	—	(733)
Premium and fees on extinguishment of debt	—	(167)	—
Repurchase of common stock	(52)	(50)	(19)
Credit facility fees	(431)	(415)	(283)
Net cash used in financing activities	(9,523)	(6,418)	(3,362)
Net decrease in cash	(54)	(86)	(133)
Cash, beginning of year	69	155	288
Cash, end of year	$15	$69	$155

Supplemental information:
Interest paid	$2,330	$2,748	$2,558
Income tax payments	$781	$812	$880

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  These facilities promoted the following ten events during 2011, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  4 NASCAR Nationwide Series events;

•                  3 NASCAR Camping World Truck Series events; and

•                  1 NASCAR K&N Pro Series East event.

In 2012, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.

We derive a substantial portion of our revenues from admissions, event-related and broadcasting revenues attributable to our NASCAR-sanctioned events at Dover International Speedway.  Total revenues from these events were approximately 90%, 90% and 80% of total revenues for 2011, 2010 and 2009, respectively.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 (see NOTE 3 — Impairment Charges for further discussion) and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies for further discussion).

In November 2010, we announced the closing of our Gateway facility.  The Gateway facility was located on approximately 290 acres of land in Madison, Illinois and the racetrack was primarily on leased property.  We had long-term leases for approximately 150 acres with four landlords.  In February 2011, three of the four landlords agreed to terminate the land leases in exchange for 18.5 acres of owned real estate and our agreement to abandon all improvements and certain personal property (including the racetrack) on the leased land.  As a result, we recorded in loss from discontinued operation an expense for facility exit costs of $324,000 at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases.  In December 2011, the one remaining land lease was terminated.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility.  See NOTE 4 — Discontinued Operation for further discussion.

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010.  The real estate sale closed on January 31, 2011.  After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000.  Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010.  See NOTE 3 — Impairment Charges for further discussion

NOTE 2 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 10 — Stockholders’ Equity and NOTE 11 — Financial Instruments for further discussion.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

Inventories—Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Derivative instruments and hedging activities—We are subject to interest rate risk on our variable rate revolving credit agreement.  Effective October 21, 2005, we entered into a $37,500,000 interest rate swap agreement.  The agreement terminated on November 1, 2009.  We designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive (loss) income until the hedged item was recognized in earnings.  See NOTE 7 — Long-Term Debt and NOTE 11 — Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	3-10 years

Impairment of long-lived assets—Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value is determined using valuation techniques such as the comparable sales approach.  Historically the impairment assessment for track facilities has also considered the cost approach valuation technique, which gives specific consideration to the value of the land plus contributory value to the improvements.  See NOTE 3 — Impairment Charges for further discussion.

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

As further discussed in NOTE 8 — Income Taxes, interest expense on uncertain income tax positions is recorded in interest expense in the consolidated statements of operations and other liabilities in the consolidated balance sheets.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $598,000, $626,000 and $779,000 of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities at our Midwest facilities and remitting these taxes to the appropriate governmental taxing authority.  We include sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  Sales taxes included in revenues and expenses for the years ended December 31, 2011, 2010 and 2009 were $143,000, $156,000 and $405,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Advertising expenses were $1,526,000, $1,637,000 and $2,304,000 in 2011, 2010 and 2009, respectively.

Net loss per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is applied for all periods presented.  The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	2011	2010	2009
Net loss per common share — basic:
Net loss	$(9,185)	$(8,173)	$(5,895)
Allocation to nonvested restricted stock awards	—	—	(12)
Net loss available to common stockholders	$(9,185)	$(8,173)	$(5,907)

Weighted-average shares outstanding	36,194	36,095	36,021

Net loss per common share — basic	$(0.25)	$(0.23)	$(0.16)

Net loss per common share — diluted:
Net loss	$(9,185)	$(8,173)	$(5,895)
Allocation to nonvested restricted stock awards	—	—	(12)
Net loss available to common stockholders	$(9,185)	$(8,173)	$(5,907)

Weighted-average shares outstanding	36,194	36,095	36,021
Dilutive stock options	—	—	—
Weighted-average shares and dilutive shares outstanding	36,194	36,095	36,021

Net loss per common share — diluted	$(0.25)	$(0.23)	$(0.16)

For the years ended December 31, 2011, 2010 and 2009, weighted-average options to purchase 1,000, 293,000 and 482,000  shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $407,000, $662,000 and $495,000 as general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively.  We recorded income tax benefits of $32,000, $127,000 and $130,000 for the years ended December 31, 2011, 2010 and 2009, respectively, related to our restricted stock awards.

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

Segment information—We account for operating segments based on those used for internal reporting to management.  We report information under a single motorsports segment.

NOTE 3 — Impairment Charges

Impairment Charges Recorded in 2011

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

Summarized results of operations for our Gateway facility are as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenues	$2,000	$8,116,000	$7,609,000
Impairment charge	—	7,964,000	—
Loss from discontinued operation before income taxes	(109,000)	(13,668,000)	(3,179,000)
Income tax benefit of discontinued operation	38,000	4,783,000	1,110,000
Loss from discontinued operation	(71,000)	(8,885,000)	(2,069,000)

The major classes of assets and liabilities of the discontinued operation in the consolidated balance sheet are as follows as of December 31, 2010.  There were none as of December 31, 2011:

Accounts receivable	$96,000
Prepaid expenses and other	19,000
Current assets of discontinued operation	$115,000

Property and equipment, net	$233,000
Non current assets of discontinued operation	$233,000

Accounts payable	$4,000
Accrued liabilities	681,000
Current liabilities of discontinued operation	$685,000

NOTE 5 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2011	2010
Land	$46,882,000	$26,570,000
Facilities	84,941,000	125,252,000
Furniture, fixtures and equipment	6,633,000	7,834,000
	138,456,000	159,656,000
Less accumulated depreciation	(42,076,000)	(43,326,000)
	$96,380,000	$116,330,000

As a result of impairing the long-lived assets of our Nashville facility during 2011, the value of that facility is based solely on owned real estate.

Depreciation expense was $4,588,000, $5,825,000 and $5,872,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2011	2010
Payroll and related items	$328,000	$406,000
Real estate taxes	955,000	1,145,000
Pension	662,000	67,000
Interest	90,000	415,000
Other	549,000	437,000
	$2,584,000	$2,470,000

NOTE 7 — Long-Term Debt

At December 31, 2011, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $65,000,000 secured credit agreement with a bank group.  There was $29,160,000 outstanding under the credit facility at December 31, 2011, at an interest rate of approximately 3%.  The maximum borrowing limit under the facility reduces to $60,000,000 as of March 31, 2012 and $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (275 basis points at December 31, 2011).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2011, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,200,000 at December 31, 2011; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2011 $9,671,000 could have been borrowed as of that date.

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

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri).  The SWIDA bonds were secured by a first mortgage lien on all the real property owned and a security interest in all property leased by Gateway.  Also, the SWIDA bonds were unconditionally guaranteed by Midwest Racing.  The SWIDA bonds bore interest at a rate of 9.2%.  Interest expense related to the SWIDA bonds was $100,000 and $286,000 for the years ended December 31, 2010 and 2009, respectively, and is included in loss from discontinued operation in the accompanying consolidated statements of operations.

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

NOTE 8 — Income Taxes

The current and deferred income tax benefit (expense) from continuing operations is as follows:

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	(803,000)	(815,000)	(920,000)
	(803,000)	(815,000)	(920,000)
Deferred:
Federal	4,737,000	(579,000)	1,960,000
State	159,000	(76,000)	(136,000)
	4,896,000	(655,000)	1,824,000
Total income tax benefit (expense)	$4,093,000	$(1,470,000)	$904,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4%	10.8%	0.6%
Valuation allowance	(6.4)%	14.9%	(14.9)%
Non-deductible stock based compensation	—	6.5%	—
Other	(1.0)%	0.2%	(1.6)%
Effective income tax rate	31.0%	67.4%	19.1%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2011	2010
Deferred income tax assets:
Accruals not currently deductible for income taxes	$2,322,000	$1,255,000
Net operating loss carry-forwards	16,477,000	13,832,000
Total deferred income tax assets	18,799,000	15,087,000

Deferred income tax liabilities:
Depreciation	(20,812,000)	(23,070,000)
	(20,812,000)	(7,983,000)
Valuation allowance	(12,189,000)	(10,412,000)
Net deferred income tax liability	$(14,202,000)	$(18,395,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$67,000	$242,000
Noncurrent deferred income tax assets	496,000	206,000
Noncurrent deferred income tax liabilities	(14,765,000)	(18,843,000)
	$(14,202,000)	$(18,395,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2031).  At December 31, 2011, we have available federal and state net operating loss carryforwards of $9,352,000 and $264,237,000, respectively.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, increased in 2011, 2010 and 2009 by $1,777,000, $973,000 and $1,082,000, respectively.  We believe that it is more likely than not that the remaining federal deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

Interest expense on uncertain income tax positions is recorded as a component of interest expense.  The uncertain income tax positions relate to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings.  During the years 2011, 2010 and 2009, our liability relating to uncertain income tax positions decreased by $1,241,000, $2,028,000 and $6,361,000 from the expiration of the statute of limitations.

We recorded interest expense on our uncertain income tax positions of $125,000 and $325,000 in 2010 and 2009, respectively.  No interest expense was recorded on our uncertain income tax positions in 2011.  During 2011, 2010 and 2009, we reversed $122,000, $878,000 and $1,011,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  Accrued interest on our uncertain income tax positions as of December 31, 2010 was $122,000, and is included in other liabilities in the consolidated balance sheets.  There is no accrued interest on our uncertain income tax positions as of December 31, 2011.

We file income tax returns with the Internal Revenue Service (“IRS”) and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2011, tax years after 2007 remain open to examination for federal and Delaware income tax purposes.  The IRS is currently examining our federal income tax returns for the 2008 and 2009 tax years.

NOTE 9 — Pension Plans

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

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the impact on earnings and volatility in cash flows that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of July 31, 2011 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We accounted for the freeze of our pension plans in 2011, which resulted in a curtailment loss of $45,000, reduced our liability for pension benefits by $544,000 and increased comprehensive earnings by $589,000.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$8,399,000	$7,143,000
Service cost	153,000	296,000
Interest cost	491,000	454,000
Actuarial loss	1,399,000	752,000
Curtailment	(544,000)	(74,000)
Benefits paid	(176,000)	(172,000)
Benefit obligation at end of year	9,722,000	8,399,000

Change in plan assets:
Fair value of plan assets at beginning of year	6,041,000	5,431,000
Actual (loss) gain on plan assets	(3,000)	580,000
Employer contribution	485,000	202,000
Benefits paid	(176,000)	(172,000)
Fair value of plan assets at end of year	6,347,000	6,041,000
Unfunded status	$(3,375,000)	$(2,358,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2011	2010
Accrued benefit cost	$(662,000)	$(67,000)
Liability for pension benefits	(2,713,000)	(2,291,000)
	$(3,375,000)	$(2,358,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2011	2010
Net actuarial loss	$3,808,000	$2,563,000
Prior service cost	—	55,000
	$3,808,000	$2,618,000

The accumulated benefit obligation for our pension plans was $9,722,000 and $7,845,000, respectively, as of December 31, 2011 and 2010.

The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Service cost	$153,000	$296,000	$355,000
Interest cost	491,000	454,000	417,000
Expected return on plan assets	(526,000)	(463,000)	(372,000)
Curtailment loss	45,000	—	—
Recognized net actuarial loss	139,000	127,000	222,000
Net amortization	10,000	22,000	23,000
	$312,000	$436,000	$645,000

For the year ending December 31, 2012, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2011:

Actuarial loss	$262,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2011, 2010 and 2009, and the actuarial value of the benefit obligation at December 31, 2011 and 2010 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2011	2010	2009	2011	2010
Weighted-average discount rate	6.10%	6.40%	6.15%	5.00%	6.10%
Weighted-average rate of compensation increase	4.00%	4.00%	4.00%	n/a	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	n/a	n/a

For 2011, we assumed a long-term rate of return on plan assets of 8.50%.  In developing the 8.50% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

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

The fair values of our pension assets as of December 31, 2011 by asset category are as follows (refer to NOTE 11 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$646,000	$646,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,273,000	1,273,000	—	—
Equity-mid cap	522,000	522,000	—	—
Equity-small cap	128,000	128,000	—	—
Equity-international	833,000	833,000	—	—
Fixed income	2,388,000	2,388,000	—	—
Real estate	341,000	341,000	—	—
Money market	216,000	216,000	—	—
Total mutual funds/ETFs	5,701,000	5,701,000	—	—
Grand total	$6,347,000	$6,347,000	$—	$—

The fair values of our pension assets as of December 31, 2010 by asset category are as follows (refer to NOTE 11 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$1,776,000	$1,776,000	$—	$—
Equity-small cap	255,000	255,000	—	—
Equity-international	913,000	913,000	—	—
Fixed income	2,694,000	2,694,000	—	—
Real estate	138,000	138,000	—	—
Money market	265,000	265,000	—	—
Total	$6,041,000	$6,041,000	$—	$—

We expect to contribute approximately $400,000 to our pension plans in 2012.

Benefit payments are expected to be paid as follows:

2012	$914,000
2013	$304,000
2014	$353,000
2015	$371,000
2016	$375,000
2017-2021	$2,253,000

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.

NOTE 10 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,787	$1,851	$100,539	$(34,366)	$(2,364)
Net loss	—	—	—	(5,895)	—
Unrealized gain on interest rate swap, net of income tax expense of $147	—	—	—	—	213
Unrealized gain on available-for-sale securities, net of income tax expense of $25	—	—	—	—	36
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $37	—	—	—	—	55
Change in pension net actuarial loss and prior service cost, net of income tax expense of $509	—	—	—	—	743
Dividends paid, $0.02 per share	—	—	—	(733)	—
Issuance of restricted stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	495	—	—
Tax shortfall from stock awards	—	—	(53)	—	—
Repurchase and retirement of common stock	(1)	—	(18)	—	—
Balance at December 31, 2009	1,806	1,851	100,943	(40,994)	(1,317)
Net loss	—	—	—	(8,173)	—
Unrealized gain on available-for-sale securities, net of income tax expense of $13	—	—	—	—	18
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $166	—	—	—	—	(239)
Issuance of restricted stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	662	—	—
Repurchase and retirement of common stock	(2)	—	(48)	—	—
Balance at December 31, 2010	1,820	1,851	101,541	(49,167)	(1,538)
Net loss	—	—	—	(9,185)	—
Issuance of restricted stock awards, net of forfeitures	11	—	(11)	—	—
Stock-based compensation	—	—	407	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $14	—	—	—	—	(22)
Change in net actuarial loss and prior service cost, net of income tax benefit of $484	—	—	—	—	(706)
Balance at December 31, 2011	$1,828	$1,851	$101,888	$(58,352)	$(2,266)

As of December 31, 2011 and 2010, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2011	2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,550,000 and $1,066,000, respectively	$(2,258,000)	$(1,552,000)
Accumulated unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $4,000 and ($10,000), respectively	(8,000)	14,000
Accumulated other comprehensive loss	$(2,266,000)	$(1,538,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2011, 2010 or 2009.  At December 31, 2011, we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2011, 2010 and 2009, we purchased and retired 29,575, 23,814 and 12,785 shares of our outstanding common stock at an average purchase price of $1.76, $2.10 and $1.51 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  No stock options have been granted under the 2004 Plan.  As of December 31, 2011, there were 585,645 shares available for granting options or stock awards under the 2004 Plan.

Stock option activity for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	205,000	$4.68
Expired	(205,000)	$4.68
Outstanding at December 31, 2011	—	$—	—	$—
Exercisable at December 31, 2011	—	$—	—	$—

No stock options were granted or exercised during the years ended December 31, 2011, 2010 or 2009.

The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $1,000 and $138,000, respectively.  There was no compensation expense related to stock options for the years ended December 31, 2011, 2010 or 2009.

Nonvested restricted stock activity for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	609,200	$3.25
Granted	173,000	$1.78
Vested	(124,800)	$4.39
Forfeited	(63,000)	$2.60
Nonvested at December 31, 2011	594,400	$2.66

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $547,000, $556,000 and $427,000, respectively.  The grant-date fair value of nonvested stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $1.78, $2.09 and $1.48, respectively.  We recorded compensation expense of $407,000, $662,000 and $495,000 related to restricted stock awards for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was $799,000 of total unrecognized compensation cost related to nonvested stock awards granted to employees under our stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 11 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2011 and 2010:

	Total	Level 1	Level 2	Level 3
2011:
Available-for-sale securities	$525,000	$525,000	$—	$—

2010:
Available-for-sale securities	$527,000	$527,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.  During the year ended December 31, 2009, we sold investments with a cost basis of $427,000 and recognized a loss on sale of $92,000.  No investments were sold during the years ended December 31, 2011 or 2010.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2011 and 2010, there was $29,160,000 and $38,200,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 7 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3	2011 Losses
Long-lived assets held and used	$30,329,000	$—	$—	$30,329,000	$15,687,000

Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate (refer to NOTE 3 — Impairment Charges for further discussion).

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3	2010 Losses
Current assets held for sale	$1,875,000	$1,875,000	$—	$—	$809,000
Long-lived assets held and used	$1,500,000	$—	$—	$1,500,000	$7,964,000

During the fourth quarter of 2010, current assets held for sale with a carrying amount of $2,800,000 were written down to $1,875,000 fair value.  This was the result of an impairment charge more fully described in NOTE 3 — Impairment Charges.  Fair value of these long-lived assets was determined based on the sale price agreed to by the buyer and seller.

During the second quarter of 2010, long-lived assets with a carrying amount of $9,464,000 were written down to $1,500,000 fair value.  This was the result of an impairment charge more fully described in NOTE 3 — Impairment Charges.  Fair value of these long-lived assets was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 12 — Related Party Transactions

During the years ended December 31, 2011, 2010 and 2009, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,963,000, $1,977,000 and $1,983,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $347,000, $222,000 and $225,000, respectively, to Gaming for the years ended December 31, 2011, 2010 and 2009.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $855,000, $928,000 and $999,000, during the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, we invoiced Gaming $397,000, $353,000 and $375,000, during 2011, 2010 and 2009, respectively, for a skybox suite, tickets, our commission for catering services and other services to the events.  As of December 31, 2011 and 2010, our consolidated balance sheets included an $11,000 receivable from and an $18,000 payable to Gaming, respectively, for the aforementioned items.  We settled these items in January of 2012 and 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 13 — Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2016.  Total rental payments charged to operations amounted to $96,000, $116,000 and $157,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The minimum lease payments due under these leases are as follows:

2012	$52,000
2013	$20,000
2014	$15,000
2015	$12,000
2016	$1,000
Thereafter	$—

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at September 30, 2011.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2011 and 2010, $1,534,000 and $1,200,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,400,000 to $9,100,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $2,800,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 14 — Quarterly Results — (unaudited)

	March 31	June 30(a)	September 30(b)	December 31(c)
Year Ended December 31, 2011
Revenues	$130,000	$26,381,000	$2,916,000	$22,443,000
Operating (loss) earnings	$(4,722,000)	$7,407,000	$(20,345,000)	$9,000,000
(Loss) earnings from continuing operations	$(3,498,000)	$3,901,000	$(14,579,000)	$5,062,000
Loss from discontinued operation	$(68,000)	$—	$(2,000)	$(1,000)
Net (loss) earnings	$(3,566,000)	$3,901,000	$(14,581,000)	$5,061,000
Net (loss) earnings per common share — basic:
Continuing operations	$(0.10)	$0.11	$(0.40)	$0.14
Discontinued operation	—	—	—	—
Net (loss) earnings	$(0.10)	$0.11	$(0.40)	$0.14
Net (loss) earnings per common share — diluted:
Continuing operations	$(0.10)	$0.11	$(0.40)	$0.14
Discontinued operation	—	—	—	—
Net (loss) earnings	$(0.10)	$0.11	$(0.40)	$0.14

Year Ended December 31, 2010
Revenues	$55,000	$29,946,000	$24,824,000	$19,000
Operating (loss) earnings	$(5,241,000)	$8,009,000	$7,514,000	$(5,746,000)
(Loss) earnings from continuing operations	$(3,772,000)	$4,137,000	$4,380,000	$(4,033,000)
Loss from discontinued operation	$(827,000)	$(5,822,000)	$(964,000)	$(1,272,000)
Net (loss) earnings	$(4,599,000)	$(1,685,000)	$3,416,000	$(5,305,000)
Net (loss) earnings per common share — basic:
Continuing operations	$(0.11)	$0.11	$0.12	$(0.11)
Discontinued operation	(0.02)	(0.16)	(0.03)	(0.04)
Net (loss) earnings	$(0.13)	$(0.05)	$0.09	$(0.15)
Net (loss) earnings per common share — diluted:
Continuing operations	$(0.11)	$0.11	$0.12	$(0.11)
Discontinued operation	(0.02)	(0.16)	(0.03)	(0.04)
Net (loss) earnings	$(0.13)	$(0.05)	$0.09	$(0.15)

(a)         We promoted a Nationwide Series event at our Nashville Superspeedway facility during the second quarter of 2010.  This event was held in the third quarter of 2011.

During the second quarter of 2010, we recorded non-cash impairment charges of $7,964,000 ($5,176,000 after income taxes) related to our long-lived assets at our Gateway facility which is included in loss from discontinued operation.  See NOTE 3 — Impairment Charges.

(b)         We promoted a Sprint Cup Series event and a Nationwide Series event at our Dover facility during the third quarter of 2010.  These events were held in the fourth quarter of 2011.

During the third quarter of 2011, we recorded non-cash impairment charges of $15,687,000 ($10,197,000 after income taxes) related to our long-lived assets at our Nashville Superspeedway facility.  See NOTE 3 — Impairment Charges.

During the third quarter of 2011, we recorded a provision for contingent obligation of $2,245,000 ($1,333,000 after income taxes) related to debt service for our Nashville Superspeedway facility.  See NOTE 13 — Commitments and Contingencies.

(c)          During the fourth quarter of 2010, we recorded non-cash impairment charges of $809,000 ($526,000 after income taxes) related to our long-lived assets at our Memphis facility.  See NOTE 3 — Impairment Charges.

In November 2010, we announced the closing of our Gateway facility.  In February 2011, we terminated a majority of our leases in exchange for 18.5 acres of owned real estate and certain personal property.  As a result, we recorded an expense for facility exit costs of $324,000 ($211,000 after income taxes) at December 31, 2010 primarily to record a liability for the value of the real property we conveyed to the landlords in connection with terminating the leases which is included in loss from discontinued operation.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.