Form 10-Q
period 2012-03-31
DOVER MOTORSPORTS INC
filed 2012-05-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,378,198 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Event-related	$119	$30
Other	7	100
	126	130
Expenses:
Operating and marketing	1,100	1,288
General and administrative	1,970	2,151
Depreciation	837	1,413
	3,907	4,852

Operating loss	(3,781)	(4,722)

Interest expense, net	(401)	(841)
Provision for contingent obligation	40	—
Other income	—	4

Loss from continuing operations before income taxes	(4,142)	(5,559)

Income tax benefit	1,519	2,061

Loss from continuing operations	(2,623)	(3,498)

Loss from discontinued operation, net of income taxes	—	(68)

Net loss	(2,623)	(3,566)

Unrealized gain on available-for-sale securities, net of income taxes	23	5

Change in net actuarial loss and prior service cost, net of income taxes	12	27

Comprehensive loss	$(2,588)	$(3,534)

Net loss per common share - basic:
Continuing operations	$(0.07)	$(0.10)
Discontinued operation	—	—
Net loss	$(0.07)	$(0.10)

Net loss per common share - diluted:
Continuing operations	$(0.07)	$(0.10)
Discontinued operation	—	—
Net loss	$(0.07)	$(0.10)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$12	$15
Accounts receivable	3,269	689
Inventories	115	115
Prepaid expenses and other	1,441	1,255
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Prepaid income taxes	331	—
Deferred income taxes	74	67
Total current assets	5,242	2,152

Property and equipment, net	95,633	96,380
Other assets	772	783
Deferred income taxes	454	496
Total assets	$102,101	$99,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195	$116
Accrued liabilities	1,766	2,584
Payable to Dover Downs Gaming & Entertainment, Inc.	1	—
Income taxes payable	—	145
Deferred revenue	9,161	3,129
Total current liabilities	11,123	5,974

Revolving line of credit	30,120	29,160
Liability for pension benefits	2,652	2,713
Other liabilities	2,215	2,250
Deferred income taxes	13,566	14,765
Total liabilities	59,676	54,862

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,378,198 and 18,277,977, respectively	1,838	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,942	101,888
Accumulated deficit	(60,975)	(58,352)
Accumulated other comprehensive loss	(2,231)	(2,266)
Total stockholders’ equity	42,425	44,949
Total liabilities and stockholders’ equity	$102,101	$99,811

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(2,623)	$(3,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	837	1,413
Amortization of credit facility fees	55	156
Stock-based compensation	91	144
Deferred income taxes	(1,189)	(1,715)
Provision for contingent obligation	(40)	—
Changes in assets and liabilities:
Accounts receivable	(2,580)	(1,994)
Inventories	—	(4)
Prepaid expenses and other	(191)	(343)
Prepaid income taxes/income taxes payable	(475)	(382)
Accounts payable	79	86
Accrued liabilities	(818)	(1,380)
Payable to Dover Downs Gaming & Entertainment, Inc.	12	9
Deferred revenue	6,032	6,675
Other liabilities	(36)	62
Net cash used in operating activities	(846)	(839)

Investing activities:
Capital expenditures	(90)	(123)
Proceeds from the sale of property and equipment	—	1,875
Proceeds from the sale of available-for-sale securities	—	69
Purchase of available-for-sale securities	—	(70)
Net cash (used in) provided by investing activities	(90)	1,751

Financing activities:
Borrowings from revolving line of credit	2,260	3,100
Repayments on revolving line of credit	(1,300)	(3,800)
Repurchase of common stock	(27)	(52)
Net cash provided by (used in) financing activities	933	(752)

Net (decrease) increase in cash	(3)	160
Cash, beginning of period	15	69
Cash, end of period	$12	$229

Supplemental information:
Interest paid	$354	$758
Income tax payments	$146	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 12, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December  31, 2012 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2012, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 10 — Commitments and Contingencies for further discussion).  Due to a change in interest rates during the first quarter of 2012, we reduced the provision for contingent obligation by $35,000, net, to $2,215,000.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  We continue to own approximately 120 acres of undeveloped land near the Gateway facility (see NOTE 4 — Discontinued Operation).

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $42,894,000 and $42,076,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of March 31, 2012, tax years after 2007 remain open to examination for federal and Delaware income tax purposes.  The IRS is currently examining our federal income tax returns for the 2008 and 2009 tax years.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2012 or 2011.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We were responsible for collecting sales taxes from our customers on certain revenue generating activities at our Nashville facility and remitting these taxes to the appropriate governmental taxing authority.  We included sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  There were no sales taxes included in revenues and expenses for the three months ended March 31, 2012 or 2011.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  We did not incur any advertising expenses for the three months ended March 31, 2012 or 2011.

Net loss per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net loss per common share (“EPS”) is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss per common share — basic:
Net loss	$(2,623)	$(3,566)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,623)	$(3,566)

Weighted-average shares outstanding	36,297	36,192

Net loss per common share — basic:
Continuing operations	$(0.07)	$(0.10)
Discontinued operation	—	—
Net loss	$(0.07)	$(0.10)

Net loss per common share — diluted:
Net loss	$(2,623)	$(3,566)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,623)	$(3,566)

Weighted-average shares outstanding	36,297	36,192
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	36,297	36,192

Net loss per common share — diluted:
Continuing operations	$(0.07)	$(0.10)
Discontinued operation	—	—
Net loss	$(0.07)	$(0.10)

For the three months ended March 31, 2011, weighted-average options to purchase 5,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the three months ended March 31, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense of $91,000 and $144,000 as general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.  We recorded income tax expense of $95,000 and $75,000 for the three months ended March 31, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4 — Discontinued Operation

The results of operations for our Gateway facility are being reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation.

Summarized results of operations for our Gateway facility for the three months ended March 31, 2011 are as follows:

Revenues	$—
Loss from discontinued operation before income taxes	(105,000)
Income tax benefit of discontinued operation	37,000
Loss from discontinued operation	(68,000)

There were no results of operations for our Gateway facility for the three months ended March 31, 2012.  Additionally, there were no assets or liabilities of the discontinued operation in the consolidated balance sheet as of March 31, 2012 or December 31, 2011.

NOTE 5 — Long-Term Debt

At March 31, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $30,120,000 outstanding under the credit facility at March 31, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at March 31, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,240,000 at March 31, 2012.

NOTE 6 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-

contributory defined benefit pension plan for certain employees.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the impact on earnings and volatility in cash flows that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.

For the first quarter of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first quarter of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$—	$76,000
Interest cost	114,000	128,000
Expected return on plan assets	(127,000)	(134,000)
Recognized net actuarial loss	20,000	39,000
Net amortization	—	6,000
	$7,000	$115,000

We expect to contribute approximately $200,000 to our pension plans in 2012, of which $56,000 was contributed during the three months ended March 10, 2012.  We contributed $61,000 to our pension plans during the three months ended March 31, 2011.

NOTE 7 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,828	$1,851	$101,888	$(58,352)	$(2,266)
Net loss	—	—	—	(2,623)	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	91	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $16	—	—	—	—	23
Change in net actuarial loss and prior service cost, net of income tax expense of $8	—	—	—	—	12
Balance at March 31, 2012	$1,838	$1,851	$101,942	$(60,975)	$(2,231)

As of March 31, 2012 and December 31, 2011, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,534,000 and $1,550,000, respectively	$(2,235,000)	$(2,258,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($4,000) and $4,000, respectively	4,000	(8,000)
Accumulated other comprehensive loss	$(2,231,000)	$(2,266,000)

Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2012 or 2011.  At March 31, 2012, we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

During the three months ended March 31, 2012 and 2011, we purchased and retired 23,779 and 29,575 shares of our outstanding common stock at an average purchase price of $1.16 and $1.76 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
March 31, 2012
Available-for-sale securities	$565,000	$565,000	$—	$—

December 31, 2011
Available-for-sale securities	$525,000	$525,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2012 and December 31, 2011, there was $30,120,000 and $29,160,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 9 — Related Party Transactions

During the three months ended March 31, 2012 and 2011, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $421,000 and $438,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $83,000 and $68,000, respectively, to Gaming for the three months ended March 31, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, we invoiced Gaming $96,000 in each of the three months ended March 31, 2012 and 2011, respectively, for a skybox suite, display space and other services to the events.  As of March 31, 2012 and December 31, 2011, our consolidated balance sheets included a $1,000 payable to and an $11,000 receivable from Gaming, respectively, for the aforementioned items.  We settled these items in April of 2012 and January 2012, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at March 31, 2012.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2012 and December 31, 2011, $1,528,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to a change in interest rates during the first quarter of 2012, we reduced the provision for contingent obligation by $35,000, net, to $2,215,000.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” includes ticket sales for all our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2012 or 2011.

Expenses that are not directly related to a specific event are recorded as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

We promoted no racing events during the first quarter of 2012 or 2011; therefore, our revenues were minimal.

Operating and marketing expenses were $1,100,000 in the first quarter of 2012 as compared to $1,288,000 in the first quarter of 2011.  The decrease was primarily due to lower expenses at our Nashville facility as a result of us no longer promoting major racing events at the facility.

General and administrative expenses were $1,970,000 in the first quarter of 2012 as compared to $2,151,000 in the first quarter of 2011.  The decrease was primarily related to lower employee expenses.

Depreciation expense decreased to $837,000 in the first quarter of 2012 as compared to $1,413,000 in the first quarter of 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $401,000 in the first quarter of 2012 as compared to $841,000 in the first quarter of 2011.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate and fees pursuant to our new credit facility entered into on April 12, 2011.

Our effective income tax rates for the first quarters of 2012 and 2011 were 36.7% and 37.1%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters this year.

Net cash used in operating activities was $846,000 for the three months ended March 31, 2012 as compared to $839,000 for the three months ended March 31, 2011.  We reported a loss before income taxes in the first quarter of 2012 and 2011.  Additionally, our Nashville facility property taxes are due in the first quarter.  These items resulted in net cash used in our operating activities for the quarters ended March 31, 2012 and 2011.

Net cash used in investing activities was $90,000 for the three months ended March 31, 2012 and related primarily to capital improvements at our Dover facility.  Net cash provided by investing activities was $1,751,000 for the three months ended March 31, 2011.  Capital expenditures were $123,000 for the three months ended March 31, 2011 and related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.

Net cash provided by financing activities was $933,000 for the three months ended March 31, 2012 as compared to net cash used in financing activities of $752,000 for the three months ended March 31, 2011.  We had net borrowings on our outstanding line of credit of $960,000 in the first three months of 2012 as compared to net repayments of $700,000 in the first three months of 2011.

At March 31, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $30,120,000 outstanding under the credit facility at March 31, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at March 31, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,240,000 at March 31, 2012.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  Since the facility will no longer generate sales taxes from these events we have estimated that a portion of the debt service may not be covered by the sales taxes and incremental property taxes (“applicable taxes”).  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 10 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to a change in interest rates during the first quarter of 2012, we reduced the provision for contingent obligation by $35,000 to $2,215,000.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We promoted ten events in 2011 and are scheduled to promote six events in 2012, all of which will be sanctioned by NASCAR and held at our Dover International Speedway facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures.  Based on current business conditions, we expect to spend approximately $250,000 — $400,000 on capital expenditures for the remainder of 2012.  Additionally, we expect to contribute approximately $200,000 to our pension plans for 2012, of which $56,000 was contributed in the first three months of 2012.  We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2012, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit	$30,120,000	$—	$30,120,000	$—	$—
Estimated interest payments on revolving line of credit(a)	1,523,000	563,000	960,000	—	—
Contingent obligation(b)	2,215,000	—	—	—	2,215,000
Operating leases	79,000	30,000	36,000	13,000	—
Pension contributions	144,000	144,000	—	—	—
Total contractual cash obligations	$34,081,000	$737,000	$31,116,000	$13,000	$2,215,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2011 and interest rates under our credit agreement entered into on April 12, 2011.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at March 31, 2012.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.

As of March 31, 2012 and December 31, 2011, $1,528,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to a change in interest rates during the first quarter of 2012, we reduced the provision for contingent obligation by $35,000, net, to $2,215,000.  Based on current projections, our first debt service payment would be due in 2021.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of March 31, 2012, our valuation allowance net of federal income taxes was $12,204,000, which increased by $15,000 in the first three months of 2012, from reserving for the deferred tax assets related to state net operating loss carry-forwards.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding on March 31, 2012.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2012 and December 31, 2011, $1,528,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to a change in interest rates during the first quarter of 2012, we reduced the provision for contingent obligation by $35,000, net, to $2,215,000.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of March 31, 2012, we had total outstanding long-term debt of $30,120,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive a substantially all of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which are scheduled to be held in June and September in 2012.  In 2011, these events were held in May and October.  Total revenues from these events were approximately 90% of total revenues for 2011.  As a result, quarterly earnings will vary.

All Of Our Motorsports Revenue is Attributable to One Location

Beginning in 2012, substantially all of our motorsports revenue will come from Dover International Speedway in Dover, Delaware.  Any prolonged disruption of operations at this facility due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

Item 4.            Mine Safety Disclosures

Not applicable.

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

DATED:	May 4, 2012	Dover Motorsports, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)