Form 10-Q
period 2012-06-30
DOVER MOTORSPORTS INC
filed 2012-08-08
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,378,198 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Admissions	$5,323	$6,716	$5,323	$6,716
Event-related	3,962	4,548	4,081	4,578
Broadcasting	14,434	15,115	14,434	15,115
Other	—	2	7	102
	23,719	26,381	23,845	26,511
Expenses:
Operating and marketing	12,528	15,488	13,628	16,776
General and administrative	1,765	2,146	3,735	4,297
Depreciation	830	1,340	1,667	2,753
	15,123	18,974	19,030	23,826

Operating earnings	8,596	7,407	4,815	2,685

Interest expense, net	(372)	(592)	(773)	(1,433)
Provision for contingent obligation	249	—	289	—
Loss on extinguishment of debt	—	(67)	—	(67)
Other income	4	—	4	4

Earnings from continuing operations before income taxes	8,477	6,748	4,335	1,189

Income tax expense	3,459	2,847	1,940	786

Earnings from continuing operations	5,018	3,901	2,395	403

Loss from discontinued operation, net of income taxes	—	—	—	(68)

Net earnings	5,018	3,901	2,395	335

Unrealized (loss) gain on available-for- sale securities, net of income taxes	(7)	—	16	5

Change in net actuarial loss and prior service cost, net of income taxes	12	418	24	445

Comprehensive earnings	$5,023	$4,319	$2,435	$785

Net earnings per common share - basic:
Continuing operations	$0.14	$0.11	$0.06	$0.01
Discontinued operation	—	—	—	—
Net earnings	$0.14	$0.11	$0.06	$0.01

Net earnings per common share - diluted:
Continuing operations	$0.14	$0.11	$0.06	$0.01
Discontinued operation	—	—	—	—
Net earnings	$0.14	$0.11	$0.06	$0.01

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$7	$15
Accounts receivable	11,727	689
Inventories	134	115
Prepaid expenses and other	1,233	1,255
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Prepaid income taxes	7	—
Deferred income taxes	70	67
Total current assets	13,178	2,152

Property and equipment, net	94,933	96,380
Other assets	710	783
Deferred income taxes	439	496
Total assets	$109,260	$99,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470	$116
Accrued liabilities	2,674	2,584
Payable to Dover Downs Gaming & Entertainment, Inc.	2	—
Income taxes payable	—	145
Deferred revenue	5,925	3,129
Total current liabilities	9,071	5,974

Revolving line of credit	31,900	29,160
Liability for pension benefits	2,609	2,713
Other liabilities	1,965	2,250
Deferred income taxes	16,189	14,765
Total liabilities	61,734	54,862

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,378,198 and 18,277,977, respectively	1,838	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	102,020	101,888
Accumulated deficit	(55,957)	(58,352)
Accumulated other comprehensive loss	(2,226)	(2,266)
Total stockholders’ equity	47,526	44,949
Total liabilities and stockholders’ equity	$109,260	$99,811

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net earnings	$2,395	$335
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	1,667	2,753
Amortization of credit facility fees	112	269
Stock-based compensation	169	230
Deferred income taxes	1,451	296
Provision for contingent obligation	(289)	—
Loss on extinguishment of debt	—	67
Changes in assets and liabilities:
Accounts receivable	(11,038)	(1,957)
Inventories	(19)	(36)
Prepaid expenses and other	9	(181)
Prepaid income taxes/income taxes payable	(151)	(87)
Accounts payable	354	325
Accrued liabilities	90	(613)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	13	(14)
Deferred revenue	2,796	4,347
Other liabilities	(60)	152
Net cash (used in) provided by operating activities	(2,501)	5,886

Investing activities:
Capital expenditures	(220)	(191)
Proceeds from the sale of property and equipment	—	1,875
Proceeds from the sale of available-for-sale securities	—	69
Purchase of available-for-sale securities	—	(70)
Net cash (used in) provided by investing activities	(220)	1,683

Financing activities:
Borrowings from revolving line of credit	9,080	49,560
Repayments on revolving line of credit	(6,340)	(56,360)
Repurchase of common stock	(27)	(52)
Credit facility fees	—	(431)
Net cash provided by (used in) financing activities	2,713	(7,283)

Net (decrease) increase in cash	(8)	286
Cash, beginning of period	15	69
Cash, end of period	$7	$355

Supplemental information:
Interest paid	$675	$1,346
Income tax payments	$642	$540

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 12, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2012, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events and therefore we no longer promote NASCAR events at this facility.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 10 — Commitments and Contingencies for further discussion).  Due to a change in interest rates during the first six months of 2012, we reduced the provision for contingent obligation by $249,000 and $284,000, net, in the three and six-month periods ended June 30, 2012.  The provision for contingent obligation is $1,965,000 at June 30, 2012.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other comprehensive earnings (loss).  See NOTE 7 — Stockholders’ Equity and NOTE 8 — Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $43,724,000 and $42,076,000 as of June 30, 2012 and December 31, 2011, respectively.

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

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of June 30, 2012, tax years after 2007 remain open to examination for federal and Delaware income tax purposes

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $222,000 and $305,000 of total revenues for the three and six-month periods ended June 30, 2012 and 2011, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We were responsible for collecting sales taxes from our customers on certain revenue generating activities at our Nashville facility and remitting these taxes to the appropriate governmental taxing authority.  We included sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  There were no sales taxes included in revenues or expenses for the six months ended June 30, 2012.   Sales taxes included in revenues and expenses for the three and six-month periods ended June 30, 2011 were $65,000.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Advertising expenses were $572,000 and $817,000 for the three and six-month periods ended June 30, 2012 and 2011, respectively.

Net earnings per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings per common share (“EPS”) is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings per common share — basic:
Net earnings	$5,018	$3,901	$2,395	$335
Allocation to nonvested restricted stock awards	80	67	38	5
Net earnings available to common stockholders	$4,938	$3,834	$2,357	$330

Weighted-average shares outstanding	36,300	36,195	36,299	36,194

Net earnings per common share — basic:
Continuing operations	$0.14	$0.11	$0.06	$0.01
Discontinued operation	—	—	—	—
Net earnings	$0.14	$0.11	$0.06	$0.01

Net earnings per common share — diluted:
Net earnings	$5,018	$3,901	$2,395	$335
Allocation to nonvested restricted stock awards	80	67	38	5
Net earnings available to common stockholders	$4,938	$3,834	$2,357	$330

Weighted-average shares outstanding	36,300	36,195	36,299	36,194
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	36,300	36,195	36,299	36,194

Net earnings per common share — diluted:
Continuing operations	$0.14	$0.11	$0.06	$0.01
Discontinued operation	—	—	—	—
Net earnings	$0.14	$0.11	$0.06	$0.01

For the three and six-month periods ended June 30, 2011, weighted-average options to purchase 0 and 2,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the six months ended June 30, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $78,000 and $169,000, and $86,000 and $230,000 as general and administrative expenses for the three and six-month periods ended June 30, 2012 and 2011, respectively.  We recorded income tax benefit (expense) of $32,000 and ($63,000), and $35,000 and ($40,000) for the three and six-month periods ended June 30, 2012 and 2011, respectively, related to our restricted stock awards.

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

Summarized results of operations for our Gateway facility are as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenues	$2,000	$2,000
Loss from discontinued operation before income taxes	—	(105,000)
Income tax benefit of discontinued operation	—	37,000
Loss from discontinued operation	—	(68,000)

There were no results of operations for our Gateway facility for the six months ended June 30, 2012.  Additionally, there were no assets or liabilities of the discontinued operation in the consolidated balance sheet as of June 30, 2012 or December 31, 2011.

NOTE 5 — Long-Term Debt

At June 30, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $31,900,000 outstanding under the credit facility at June 30, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at June 30, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,460,000 at June 30, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2012 $6,944,000 could have been borrowed as of that date.

NOTE 6 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

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

For the first six months of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first six months of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$58,000	$—	$134,000
Interest cost	113,000	122,000	227,000	250,000
Expected return on plan assets	(127,000)	(119,000)	(254,000)	(253,000)
Curtailment loss	—	45,000	—	45,000
Recognized net actuarial loss	20,000	45,000	40,000	84,000
Net amortization	—	4,000	—	10,000
	$6,000	$155,000	$13,000	$270,000

We expect to contribute approximately $200,000 to our pension plans in 2012, of which $45,000 and $101,000 was contributed during the three and six-month periods ended June 30, 2012.  We contributed $68,000 and $129,000 to our pension plans during the three and six-month periods ended June 30, 2011.

NOTE 7 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,828	$1,851	$101,888	$(58,352)	$(2,266)
Net earnings	—	—	—	2,395	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	169	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $10	—	—	—	—	16
Change in net actuarial loss and prior service cost, net of income tax expense of $16	—	—	—	—	24
Balance at June 30, 2012	$1,838	$1,851	$102,020	$(55,957)	$(2,226)

As of June 30, 2012 and December 31, 2011, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,534,000 and $1,550,000, respectively	$(2,234,000)	$(2,258,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($6,000) and $4,000, respectively	8,000	(8,000)
Accumulated other comprehensive loss	$(2,226,000)	$(2,266,000)

Dividends are prohibited by our credit facility.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2012 or 2011.  At June 30, 2012, we had remaining repurchase authority of 1,634,607 shares.  At present we are not permitted to make such purchases under our credit facility.

During the six months ended June 30, 2012 and 2011, we purchased and retired 23,779 and 29,575 shares of our outstanding common stock at an average purchase price of $1.16 and $1.76 per share, respectively.  No purchases were made during the three months ended June 30, 2012 or 2011.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
June 30, 2012
Available-for-sale securities	$552 ,000	$552,000	$—	$—

December 31, 2011
Available-for-sale securities	$525,000	$525,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2012 and December 31, 2011, there was $31,900,000 and $29,160,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 9 — Related Party Transactions

During the three and six-month periods ended June 30, 2012 and 2011, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $512,000 and $933,000, and $559,000 and $997,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $46,000 and $129,000, and $133,000 and $201,000, respectively, to Gaming for the three and six-month periods ended June 30, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our June 2012 and May 2011 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $376,000 and $416,000, respectively.  Additionally, we invoiced Gaming $143,000 and $239,000, and $150,000 and $246,000 during the three and six-month periods ended June 30, 2012 and 2011, respectively, for a skybox suite, tickets, display space and other services to the events.  As of June 30, 2012 and December 31, 2011, our consolidated balance sheets included a $2,000 payable to and an $11,000 receivable from Gaming, respectively, for the aforementioned items.  We settled these items in July of 2012 and January 2012, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 10 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at June 30, 2012.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2012 and December 31, 2011, $2,475,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events and therefore we no longer promote NACAR events at this facility.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to a change in interest rates during the first six months of 2012, we reduced the provision for contingent obligation by $249,000 and $284,000, net, in the three and six-month periods ended June 30, 2012.  The provision for contingent obligation is $1,965,000 at June 30, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we receive advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $222,000 and $305,000 of total revenues for the three and six-month periods ended June 30, 2012 or 2011.

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

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Admissions revenue was $5,323,000 in the second quarter of 2012 as compared to $6,716,000 in the second quarter of 2011.  The $1,393,000 decrease was related to lower admissions revenue at our spring NASCAR event weekend at Dover International Speedway and the fact that we promoted fewer events in 2012.  While attendance for our Dover weekend increased in 2012, admissions revenue decreased due to discounted ticket prices.  Additionally, we promoted three events during the second quarter of 2012 compared to five events during the second quarter of 2011.  Two events during the second quarter of 2011 were promoted by our Nashville Superspeedway facility.  These events did not occur in 2012 since we no longer promote NASCAR events at that facility.

Event-related revenue was $3,962,000 in the second quarter of 2012 as compared to $4,548,000 in the second quarter of 2011.  The $586,000 decrease was primarily related to us no longer promoting major racing events at our Nashville facility, partially offset by an increase in hospitality tent rentals and expo space revenues at our spring NASCAR event weekend at Dover International Speedway.

Broadcasting revenue decreased to $14,434,000 in the second quarter of 2012 from $15,115,000 in the second quarter of 2011 due to us no longer promoting major racing events at our Nashville facility and from lower ancillary broadcasting rights revenue.

Operating and marketing expenses were $12,528,000 in the second quarter of 2012 as compared to $15,488,000 in the second quarter of 2011.  The decrease was primarily due to lower expenses at our Nashville facility as a result of us no longer promoting major racing events at the facility.

General and administrative expenses were $1,765,000 in the second quarter of 2012 as compared to $2,146,000 in the second quarter of 2011.  The decrease was primarily related to lower employee expenses at our Dover and Nashville facilities.

Depreciation expense decreased to $830,000 in the second quarter of 2012 as compared to $1,340,000 in the second quarter of 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $372,000 in the second quarter of 2012 as compared to $592,000 in the second quarter of 2011.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate.

Our effective income tax rates for the second quarters of 2012 and 2011 were 40.8% and 42.2%, respectively.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Admissions revenue was $5,323,000 in the first six months of 2012 as compared to $6,716,000 in the first six months of 2011.  The $1,393,000 decrease was related to lower admissions revenue at our NASCAR event weekends at Dover International Speedway and the fact that we promoted fewer events in 2012.  While attendance for our Dover weekend increased in 2012, admissions revenue decreased due to discounted ticket prices.  Additionally, we promoted three events during the first six months of 2012 compared to five events during the first six months of 2011.  Two events during the first half of 2011 were promoted by our Nashville Superspeedway facility.  These events did not occur in 2012 since we no longer promote NASCAR events at that facility.

Event-related revenue was $4,081,000 in the first six months of 2012 as compared to $4,578,000 in the first six months of 2011.  The $497,000 decrease was primarily related to us no longer promoting major racing events at our Nashville facility, partially offset by an increase in hospitality tent rentals and expo space revenues at our NASCAR event weekend at Dover International Speedway.

Broadcasting revenue decreased to $14,434,000 in the first six months of 2012 from $15,115,000 in the first six months of 2011 due to us no longer promoting major racing events at our Nashville facility and from lower ancillary broadcasting rights revenue.

Operating and marketing expenses were $13,628,000 in the first six months of 2012 as compared to $16,776,000 in the first six months of 2011.  The decrease was primarily due to lower expenses at our Nashville facility as a result of us no longer promoting major racing events at the facility.

General and administrative expenses were $3,735,000 in the first six months of 2012 as compared to $4,297,000 in the first six months of 2011.  The decrease was primarily related to lower employee expenses at our Dover and Nashville facilities.

Depreciation expense decreased to $1,667,000 in the first six months of 2012 as compared to $2,753,000 in the first six months of 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility in the third quarter of 2011.

Net interest expense was $773,000 in the first six months of 2012 as compared to $1,433,000 in the first six months of 2011.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate pursuant to our new credit facility entered into on April 12, 2011.

Our effective income tax rates for the first six months of 2012 and 2011 were 44.8% and 66.1%, respectively.  The higher effective income tax rate in the prior year was primarily due to the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, other subsidiaries with state tax losses have no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carry-forwards.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters this year.

Net cash used in operating activities was $2,501,000 for the six months ended June 30, 2012 as compared to net cash provided by operating activities $5,886,000 for the six months ended June 30, 2011.  Broadcasting revenue of $10,339,000 related to our spring 2012 NASCAR event weekend at Dover International Speedway was received in July 2012.  As of June 30, 2011, all broadcasting revenue for the 2011 spring Dover NASCAR events had been received.  Partially offsetting this decrease was the increase in earnings before income taxes.

Net cash used in investing activities was $220,000 for the six months ended June 30, 2012 and related to capital improvements at our Dover facility.  Net cash provided by investing activities was $1,683,000 for the six months ended June 30, 2011.  Capital expenditures were $191,000 for the six months ended June 30, 2011 and related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.

Net cash provided by financing activities was $2,713,000 for the six months ended June 30, 2012 as compared to net cash used in financing activities $7,283,000 for the six months ended June 30, 2011.  We had net borrowings on our outstanding line of credit of $2,740,000 in the first six months of 2012 as compared to net repayments of $6,800,000 in the first six months of 2011.  Broadcasting revenue related to our spring NASCAR event weekend at Dover International Speedway was received in July 2012 as compared to June 2011.

At June 30, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $31,900,000 outstanding under the credit facility at June 30, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at June 30, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,460,000 at June 30, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2012 $6,944,000 could have been borrowed as of that date.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events and therefore we no longer promote NACAR events at this facility.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 10 — Commitments and Contingencies for further discussion).  Due to a change in interest rates during the first six months of 2012, we reduced the provision for contingent obligation by $249,000 and $284,000, net, in the three and six-month periods ended June 30, 2012.  The provision for contingent obligation is $1,965,000 at June 30, 2012.

We promoted ten events in 2011 and are scheduled to promote six events in 2012, all of which will be sanctioned by NASCAR and held at our Dover International Speedway facility.

Cash provided by operating activities is expected to substantially fund our capital expenditures.  Based on current business conditions, we expect to spend approximately $50,000 — $200,000 on capital expenditures for the remainder of 2012.  Additionally, we expect to contribute approximately $200,000 to our pension plans for 2012, of which $101,000 was contributed in the first six months of 2012.  We expect continued cash flows from operating activities and funds available from our credit agreement to provide for our working capital needs and capital spending requirements at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2012, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit	$31,900,000	$—	$31,900,000	$—	$—
Estimated interest payments on revolving line of credit(a)	1,416,000	398,000	1,018,000	—	—
Contingent obligation(b)	1,965,000	—	—	—	1,965,000
Operating leases	101,000	53,000	35,000	13,000	—
Pension contributions	99,000	99,000	—	—	—
Total contractual cash obligations	$35,481,000	$550,000	$32,953,000	$13,000	$1,965,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2012 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding at June 30, 2012.  Annual principal payments range from $700,000 in September 2012 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.

As of June 30, 2012 and December 31, 2011, $2,475,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events and therefore we no longer promote NACAR events at this facility.  We continue to use the track for NASCAR team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of this event.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 10 — Commitments and Contingencies for further discussion).  Due to a change in interest rates during the first six months of 2012, we reduced the provision for contingent obligation by $249,000 and $284,000, net, in the three and six-month periods ended June 30, 2012.  The provision for contingent obligation is $1,965,000 at June 30, 2012.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of June 30, 2012, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $12,212,000, which increased by $23,000 in the first six months of 2012.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Over the past six years, we recorded several impairment charges relating to our Midwest tracks to reduce the carrying value of the tracks to their then estimated fair value.  Fair value was based on either independent third party appraisals or pending/completed sales transactions.

Determining fair value involves the use of estimates and assumptions. We employ estimates and assumptions that we believe to be reasonable but that are inherently uncertain and subject to change. In certain cases, industry events beyond our control have to be factored into our fair value analysis. Our initial impairment charge in 2006 was to all three Midwest tracks and resulted from a reduction in projected future cash flows based on new broadcast agreements with NASCAR. An additional impairment charge in 2008 resulted from (i) the decline in economic conditions and its impact on our projected operations, (ii) a lower than anticipated allocation of contractual revenue from NASCAR, and (iii) an agreement of sale for one of our Midwest tracks at a selling price lower than its carrying value.

We no longer conduct motorsports events at either of the remaining properties of our former Midwest tracks.  We continue to own land with an appraised fair value of approximately $1.3 million near one of our former facilities and have exited from the various property leases under which we previously operated. The appraised fair value of the remaining facility primarily consists of its land value of approximately $30.3 million for approximately 1,386 acres. Additional impairment charges were taken in 2009, 2010 and 2011 and were primarily the result of the expiration in 2009 of an agreement of sale for one track that had previously formed the basis for the track’s carrying value, the cessation of operations at another track announced in 2010 and the cessation of operations at the third track announced in 2011.  Following these charges, the carrying value of the remaining assets has been reduced primarily to land value.

Fair value for land is determined using valuation techniques such as the comparable sales approach.  The primary economic assumptions used in the valuation techniques include:  (i) land value which is estimated by comparable transactions; and (ii) that the highest and best use for the land is potential real estate development such as industrial warehouse or light manufacturing development.  We review the fair value of the land on a regular basis and it is possible that the assumptions used to value the land can change in the future and this could have a significant effect on the outcome of future valuations.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

General Market And Economic Conditions, Including Consumer And Corporate Spending, Could Negatively Affect Our Financial Results

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets. The combination of high unemployment, high fuel prices, tight credit markets, difficult residential real estate and mortgage markets, stock market volatility, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. Those economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. We are unable to quantify the effect of these economic factors, but we believe that reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our revenues, profitability and cash flows. High fuel prices could significantly impact our future results.

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

We cannot determine when or whether economic conditions will improve. Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers.  There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic or geopolitical conditions, thereby possibly having a material adverse impact on our future operating results and growth.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $20,300,000 was outstanding on June 30, 2012.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2012 and December 31, 2011, $2,475,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2011, we paid $1,075,000 into the sales and incremental property tax fund and $741,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $20,640,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements for its two Nationwide Series and two Camping World Truck Series events and therefore we no longer promote NACAR events at this facility.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to a change in interest rates during the first six months of 2012, we reduced the provision for contingent obligation by $249,000 and $284,000, net, in the three and six-month periods ended June 30, 2012.  The provision for contingent obligation is $1,965,000 at June 30, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of June 30, 2012, we had total outstanding long-term debt of $31,900,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive a substantially all of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which are held in June and September in 2012.  In 2011, these events were held in May and October.  Total revenues from these events were approximately 90% of total revenues for 2011.  As a result, quarterly earnings will vary.

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

DATED:	August 8, 2012	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)