Form 10-Q
period 2012-09-30
DOVER MOTORSPORTS INC
filed 2012-11-09
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,378,198 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Admissions	$5,105	$752	$10,428	$7,468
Event-related	5,708	1,321	9,789	5,899
Broadcasting	11,959	841	26,393	15,956
Other	1	2	8	104
	22,773	2,916	46,618	29,427
Expenses:
Operating and marketing	12,075	4,382	25,703	21,158
Impairment charge	—	15,687	—	15,687
General and administrative	1,723	2,200	5,458	6,497
Depreciation	824	992	2,491	3,745
	14,622	23,261	33,652	47,087

Operating earnings (loss)	8,151	(20,345)	12,966	(17,660)

Interest expense, net	(332)	(381)	(1,105)	(1,814)
Provision for contingent obligation	(21)	(2,245)	268	(2,245)
Loss on extinguishment of debt	—	—	—	(67)
Other (expense) income	(52)	13	(48)	17

Earnings (loss) from continuing operations before income taxes	7,746	(22,958)	12,081	(21,769)

Income tax (expense) benefit	(3,214)	8,379	(5,154)	7,593

Earnings (loss) from continuing operations	4,532	(14,579)	6,927	(14,176)

Loss from discontinued operation, net of income taxes	—	(2)	—	(70)

Net earnings (loss)	4,532	(14,581)	6,927	(14,246)

Unrealized gain (loss) on available-for- sale securities, net of income taxes	11	(39)	27	(34)

Change in net actuarial loss and prior service cost, net of income taxes	12	5	36	450

Comprehensive earnings (loss)	$4,555	$(14,615)	$6,990	$(13,830)

Net earnings (loss) per common share - basic:
Continuing operations	$0.12	$(0.40)	$0.19	$(0.39)
Discontinued operation	—	—	—	—
Net earnings (loss)	$0.12	$(0.40)	$0.19	$(0.39)

Net earnings (loss) per common share - diluted:
Continuing operations	$0.12	$(0.40)	$0.19	$(0.39)
Discontinued operation	—	—	—	—
Net earnings (loss)	$0.12	$(0.40)	$0.19	$(0.39)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$775	$15
Accounts receivable	9,413	689
Inventories	126	115
Prepaid expenses and other	1,040	1,255
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Deferred income taxes	71	67
Total current assets	11,425	2,152

Property and equipment, net	93,715	96,380
Other assets	780	783
Deferred income taxes	460	496
Total assets	$106,380	$99,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87	$116
Accrued liabilities	4,413	2,584
Income taxes payable	798	145
Deferred revenue	1,278	3,129
Total current liabilities	6,576	5,974

Revolving line of credit	24,620	29,160
Liability for pension benefits	2,573	2,713
Other liabilities	1,987	2,250
Deferred income taxes	18,465	14,765
Total liabilities	54,221	54,862

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,378,198 and 18,277,977, respectively	1,838	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	102,098	101,888
Accumulated deficit	(51,425)	(58,352)
Accumulated other comprehensive loss	(2,203)	(2,266)
Total stockholders’ equity	52,159	44,949
Total liabilities and stockholders’ equity	$106,380	$99,811

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net earnings (loss)	$6,927	$(14,246)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	2,491	3,745
Amortization of credit facility fees	170	319
Stock-based compensation	247	317
Deferred income taxes	3,689	(7,733)
Provision for contingent obligation	(268)	2,245
Loss on extinguishment of debt	—	67
Impairment charge	—	15,687
Loss on sale of land	52	—
Changes in assets and liabilities:
Accounts receivable	(8,724)	57
Inventories	(11)	(82)
Prepaid expenses and other	194	(4,344)
Accounts payable	(29)	351
Accrued liabilities	1,829	(546)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	11	(14)
Income taxes payable/prepaid income taxes	654	(589)
Deferred revenue	(1,851)	7,422
Other liabilities	(75)	(266)
Net cash provided by operating activities	5,306	2,390

Investing activities:
Capital expenditures	(464)	(229)
Proceeds from the sale of property and equipment	585	1,875
Proceeds from the sale of available-for-sale securities	—	311
Purchase of available-for-sale securities	(100)	(314)
Net cash provided by investing activities	21	1,643

Financing activities:
Borrowings from revolving line of credit	15,820	56,340
Repayments on revolving line of credit	(20,360)	(59,560)
Repurchase of common stock	(27)	(52)
Credit facility fees	—	(431)
Net cash used in financing activities	(4,567)	(3,703)

Net increase in cash	760	330
Cash, beginning of period	15	69
Cash, end of period	$775	$399

Supplemental information:
Interest paid	$965	$1,760
Income tax payments	$812	$692

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 12, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2012, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, DE for which we received a fee for the use of our property and a portion of the concession sales.  The three day event was promoted by Red Frog Events and featured more than 40 musical acts.  The Firefly event is scheduled to return June 21-23, 2013.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012 or 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 4 — Impairment Charge for further discussion).  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 11 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation was increased by $21,000 and decreased by $263,000, net, in the three and nine-month periods ended September 30, 2012, respectively.  The provision for contingent obligation is $1,987,000 at September 30, 2012.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  In September 2012, we sold all but one parcel of land we owned at the Gateway facility for $585,000 and recognized a loss on sale of $52,000.  We continue to own approximately 14 acres of undeveloped land near the Gateway facility (see NOTE 5 — Discontinued Operation).

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $44,545,000 and $42,076,000 as of September 30, 2012 and December 31, 2011, respectively.

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

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of September 30, 2012, tax years after 2007 remain open to examination for federal and Delaware income tax purposes

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $202,000 and $424,000, and $95,000 and $400,000 of total revenues for the three and nine-month periods ended September 30, 2012 and 2011, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We were responsible for collecting sales taxes from our customers on certain revenue generating activities at our Nashville facility and remitting these taxes to the appropriate governmental taxing authority.  We included sales taxes in admissions and event-related revenues in our consolidated statements of operations with an equal amount in operating and marketing expenses.  There were no sales taxes included in revenues or expenses for the nine months ended September 30, 2012.   Sales taxes included in revenues and expenses for the three and nine-month periods ended September 30, 2011 were $78,000 and $143,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Advertising expenses were $520,000 and $1,092,000, and $132,000 and $949,000 for the three and nine-month periods ended September 30, 2012 and 2011, respectively.

Net earnings (loss) per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings per common share (“EPS”) is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss) per common share — basic:
Net earnings (loss)	$4,532	$(14,581)	$6,927	$(14,246)
Allocation to nonvested restricted stock awards	73	—	111	—
Net earnings (loss) available to common stockholders	$4,459	$(14,581)	$6,816	$(14,246)

Weighted-average shares outstanding	36,300	36,195	36,299	36,194

Net earnings (loss) per common share — basic:
Continuing operations	$0.12	$(0.40)	$0.19	$(0.39)
Discontinued operation	—	—	—	—
Net earnings (loss)	$0.12	$(0.40)	$0.19	$(0.39)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss) per common share — diluted:
Net earnings (loss)	$4,532	$(14,581)	$6,927	$(14,246)
Allocation to nonvested restricted stock awards	73	—	111	—
Net earnings (loss) available to common stockholders	$4,459	$(14,581)	$6,816	$(14,246)

Weighted-average shares outstanding	36,300	36,195	36,299	36,194
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	36,300	36,195	36,299	36,194

Net earnings (loss) per common share — diluted:
Continuing operations	$0.12	$(0.40)	$0.19	$(0.39)
Discontinued operation	—	—	—	—
Net earnings (loss)	$0.12	$(0.40)	$0.19	$(0.39)

For the three and nine-month periods ended September 30, 2011, weighted-average options to purchase 0 and 2,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the nine months ended September 30, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $78,000 and $247,000, and $87,000 and $317,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2012 and 2011, respectively.  We recorded income tax benefit (expense) of $32,000 and ($31,000), and $36,000 and ($4,000) for the three and nine-month periods ended September 30, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4 — Impairment Charge

Based upon the economic conditions that existed in the third quarter of 2011 and their impact on our current and projected operations and cash flows, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2012 sanction agreements, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

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

Summarized results of operations for our Gateway facility are as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenues	$—	$2,000
Loss from discontinued operation before income taxes	(2,000)	(107,000)
Income tax benefit of discontinued operation	—	37,000
Loss from discontinued operation	(2,000)	(70,000)

There were no results of operations for our Gateway facility for the nine months ended September 30, 2012.  Additionally, there were no assets or liabilities of the discontinued operation in the consolidated balance sheet as of September 30, 2012 or December 31, 2011.

NOTE 6 — Long-Term Debt

At September 30, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $24,620,000 outstanding under the credit facility at September 30, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at September 30, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  On October 2, 2012, the credit agreement was modified to allow us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,451,000 at September 30, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2012 $14,518,000 could have been borrowed as of that date.

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

We previously disclosed our intention to create a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  The SERP has now been created but it has not been funded.  Its purpose is to provide deferred compensation to certain highly compensated employees that roughly approximate the value of benefits being lost by the freezing of the pension plan which are not offset by our enhanced 401(k) savings plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.

For the first nine months of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first nine months of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$11,000	$—	$145,000
Interest cost	113,000	121,000	340,000	371,000
Expected return on plan assets	(127,000)	(137,000)	(381,000)	(390,000)
Curtailment loss	—	—	—	45,000
Recognized net actuarial loss	20,000	28,000	60,000	112,000
Net amortization	—	—	—	10,000
	$6,000	$23,000	$19,000	$293,000

We contributed $45,000 and $146,000, and $318,000 and $447,000 to our pension plans during the three and nine-month periods ended September 30, 2012 and 2011, respectively.  We do not expect to make any further contributions to our pension plans in 2012.

NOTE 8 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,828	$1,851	$101,888	$(58,352)	$(2,266)
Net earnings	—	—	—	6,927	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	247	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $18	—	—	—	—	27
Change in net actuarial loss and prior service cost, net of income tax expense of $24	—	—	—	—	36
Balance at September 30, 2012	$1,838	$1,851	$102,098	$(51,425)	$(2,203)

As of September 30, 2012 and December 31, 2011, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,526,000 and $1,550,000, respectively	$(2,222,000)	$(2,258,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($14,000) and $4,000, respectively	19,000	(8,000)
Accumulated other comprehensive loss	$(2,203,000)	$(2,266,000)

As of September 30, 2012, dividends and share repurchases were prohibited by our credit facility.  Effective October 2, 2012, we modified our debt agreement with our bank group to allow us to pay dividends and repurchase shares of our common stock, for an aggregate amount of not more than $2,500,000 in any fiscal year.

On October 24, 2012, our Board of Directors declared a cash dividend on both classes of common stock of $0.04 per share.  The dividend is payable on December 10, 2012 to stockholders of record at the close of business on November 9, 2012.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2012 or 2011.  At September 30, 2012, we had remaining repurchase authority of 1,634,607 shares.

During the nine months ended September 30, 2012 and 2011, we purchased and retired 23,779 and 29,575 shares of our outstanding common stock at an average purchase price of $1.16 and $1.76 per share, respectively.  No purchases were made during the three months ended September 30, 2012 or 2011.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
September 30, 2012
Available-for-sale securities	$673,000	$673,000	$—	$—

December 31, 2011
Available-for-sale securities	$525,000	$525,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2012 and December 31, 2011, there was $24,620,000 and $29,160,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 10 — Related Party Transactions

During the three and nine-month periods ended September 30, 2012 and 2011, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $491,000 and $1,424,000, and $476,000 and $1,473,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $29,000 and $158,000, and $66,000 and $267,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $396,000 and $772,000, and $0 and $416,000, respectively.  Additionally, we invoiced Gaming $143,000 and $382,000, and $0 and $246,000 during the three and nine-month periods ended September 30, 2012 and 2011, respectively, for a skybox suite, tickets, display space and other services to the events.  As of September 30, 2012, there was no amount due to or from Gaming.  As of December 31, 2011, our consolidated balance sheet included an $11,000 receivable from Gaming for the aforementioned items.  We settled this item in January 2012.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at September 30, 2012.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2012 and December 31, 2011, $1,767,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2012, we paid $957,000 into the sales and incremental property tax fund and $724,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NASCAR events at this facility.  Since the facility will no longer generate sales taxes from NASCAR sanctioned events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation was increased by $21,000 and decreased by $263,000, net, in the three and nine-month periods ended September 30, 2012, respectively.  The provision for contingent obligation is $1,987,000 at September 30, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $202,000 and $424,000, and $95,000 and $400,000 of total revenues for the three and nine-month periods ended September 30, 2012 or 2011, respectively.

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

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

We promoted three racing events during the third quarters of 2012 and 2011.  We promoted a NASCAR Sprint Cup Series event, a NASCAR Nationwide Series event and a NASCAR K&N Pro Series East event at our Dover International Speedway facility in the third quarter of 2012; however, only the K&N Pro Series event was held in the third quarter of 2011 while the Sprint Cup Series and Nationwide Series events were held in the fourth quarter of 2011.  Additionally, we promoted a NASCAR Nationwide Series event and a NASCAR Camping World Truck Series event at our Nashville facility in the third quarter of 2011.  These events did not occur in 2012 since we no longer promote NASCAR events at that facility. The majority of our revenues are derived from our two NASCAR Sprint Cup Series events.

Admissions revenue was $5,105,000 in the third quarter of 2012 as compared to $752,000 in the third quarter of 2011.  The $4,353,000 increase was related to the aforementioned changes in and the timing of our major motorsports event schedule, partially offset by lower admissions revenue at our NASCAR event weekend at Dover International Speedway primarily from lower average ticket prices.

Event-related revenue was $5,708,000 in the third quarter of 2012 as compared to $1,321,000 in the third quarter of 2011.  The $4,387,000 increase was primarily related to the aforementioned changes in and the timing of our major motorsports event schedule.  Additionally, revenues from the inaugural three day Firefly Music Festival which was held on our property in July 2012 contributed to the increase.  We received a fee for the use of our property and a portion of the concession sales for this event.

Broadcasting revenue was $11,959,000 in the third quarter of 2012 as compared to $841,000 in the third quarter of 2011. The 2012 revenue relates to our NASCAR event weekend at Dover International Speedway while the 2011 revenue relates to events at our Nashville Superspeedway facility.

Operating and marketing expenses were $12,075,000 in the third quarter of 2012 as compared to $4,382,000 in the third quarter of 2011.  The increase was primarily related to the aforementioned changes in and the timing of our major motorsports event schedule.  Additionally, expenses related to the inaugural three day Firefly Music Festival which was held on our property in July 2012 contributed to the increase.

General and administrative expenses were $1,723,000 in the third quarter of 2012 as compared to $2,200,000 in the third quarter of 2011.  The decrease was primarily related to lower employee related expenses at our Dover and Nashville facilities.

Depreciation expense decreased to $824,000 in the third quarter of 2012 as compared to $992,000 in the third quarter of 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility during the third quarter of 2011.

Net interest expense was $332,000 in the third quarter of 2012 as compared to $381,000 in the third quarter of 2011.  The decrease was due primarily to lower average borrowings and lower interest rates.  Additionally, the 2011 interest expense reflects the reversal of $120,000 of previously recorded interest expense on uncertain income tax positions which were no longer subject to examination.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it will not seek 2012 sanction agreements.  Since the facility will no longer generate sales taxes from

NASCAR sanctioned events, we have estimated that a portion of the debt service will not be covered by applicable taxes.  As a result, we recorded a $2,245,000 provision for contingent obligation in the third quarter of 2011 reflecting the estimated portion of the Wilson County bonds debt service that will not be covered by applicable taxes.

Our effective income tax rates for the third quarters of 2012 and 2011 were 41.5% and 36.5%, respectively.  The lower effective income tax rate in the prior year was primarily due to the state tax losses at our Midwest facilities which have no state income tax benefits as a result of recording valuation allowances on the state net operating loss carry-forwards.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

We promoted six racing events during the first nine months of 2012 compared to eight racing events during the first nine months of 2011.  We promoted a NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover International Speedway facility in the third quarter of 2012; however, these events were held in the fourth quarter of 2011.  Additionally, we promoted two NASCAR Nationwide Series events and two NASCAR Camping World Truck Series events at our Nashville facility in the first nine months of 2011.  These events did not occur in 2012 since we no longer promote NASCAR events at that facility. The majority of our revenues are derived from our two NASCAR Sprint Cup Series events.

Admissions revenue was $10,428,000 in the first nine months of 2012 as compared to $7,468,000 in the first nine months of 2011.  The $2,960,000 increase was related to in the aforementioned changes in and the timing of our major motorsports event schedule, partially offset by lower admissions revenue at our NASCAR event weekends at Dover International Speedway primarily from lower average ticket prices.

Event-related revenue was $9,789,000 in the first nine months of 2012 as compared to $5,899,000 in the first nine months of 2011.  The $3,890,000 increase was primarily related to the aforementioned changes in and the timing of our major motorsports event schedule. Additionally, revenues from the inaugural three day Firefly Music Festival which was held on our property in July 2012 contributed to the increase.  We received a fee for the use of our property and a portion of the concession sales for this event.

Broadcasting revenue increased to $26,393,000 in the first nine months of 2012 from $15,956,000 in the first nine months of 2011.  The increase was primarily related to the aforementioned changes in and the timing of our major motorsports event schedule.

Operating and marketing expenses were $25,703,000 in the first nine months of 2012 as compared to $21,158,000 in the first nine months of 2011.  The increase was primarily related to the aforementioned changes in and the timing of our major motorsports event schedule.  Additionally, expenses related to the inaugural three day Firefly Music Festival which was held on our property in July 2012 contributed to the increase.

General and administrative expenses were $5,458,000 in the first nine months of 2012 as compared to $6,497,000 in the first nine months of 2011.  The decrease was primarily related to lower employee related expenses at our Dover and Nashville facilities.

Depreciation expense decreased to $2,491,000 in the first nine months of 2012 as compared to $3,745,000 in the first nine months of 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility during the third quarter of 2011.

Net interest expense was $1,105,000 in the first nine months of 2012 as compared to $1,814,000 in the first nine months of 2011.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate pursuant to our new credit facility entered into on April 12, 2011.  Additionally, the 2011 interest expense reflects the reversal of $120,000 of previously recorded interest expense on uncertain income tax positions which were no longer subject to examination.

Our effective income tax rates for the first nine months of 2012 and 2011 were 42.7% and 34.9%, respectively.  The lower effective income tax rate in the prior year was primarily due to the state tax losses at our Midwest facilities which have no state income tax benefits as a result of recording valuation allowances on the state net operating loss carry-forwards.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters this year.

Net cash provided by operating activities was $5,306,000 for the nine months ended September 30, 2012 as compared to $2,390,000 for the nine months ended September 30, 2011.  The increase was primarily due to the increase in earnings before income taxes as a result of reduced operating losses from our remaining and former Midwest facilities and lower costs at our Dover facility.

Net cash provided by investing activities was $21,000 for the nine months ended September 30, 2012 as compared to $1,643,000 for the nine months ended September 30, 2011.  Capital expenditures were $464,000 for the nine months ended September 30, 2012 and related primarily to capital improvements at our Dover facility.  Capital expenditures were $229,000 for the nine months ended September 30, 2011 and related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  We completed the sale of several parcels of land at our Gateway facility in September 2012 which resulted in net proceeds of $585,000.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.

Net cash used in financing activities was $4,567,000 for the nine months ended September 30, 2012 as compared to $3,703,000 for the nine months ended September 30, 2011.  We had net repayments on our outstanding line of credit of $4,540,000 in the first nine months of 2012 as compared to $3,220,000 in the first nine months of 2011.

On October 24, 2012, our Board of Directors declared a cash dividend on both classes of common stock of $0.04 per share.  The dividend is payable on December 10, 2012 to stockholders of record at the close of business on November 9, 2012.

At September 30, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $24,620,000 outstanding under the credit facility at September 30, 2012, at an interest rate of 2.5%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (225 basis points at September 30, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause, prohibits the payment of dividends by us and provides the lenders with a first lien on all of our assets.  On October 2, 2012, the credit agreement was modified to allow us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $15,451,000 at September 30, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2012 $14,518,000 could have been borrowed as of that date.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NASCAR events at this facility.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 11 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation was increased by $21,000 and decreased by $263,000, net, in the three and nine-month periods ended September 30, 2012, respectively.  The provision for contingent obligation is $1,987,000 at September 30, 2012.

We promoted eight racing events in the first nine months of 2011 and six events in the first nine months of 2012, all of which were sanctioned by NASCAR.  In 2011, four events were held at our Nashville Superspeedway facility and four events were held at our Dover International Speedway facility.  In 2012, all racing events were held at our Dover International Speedway facility.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we do not expect any significant capital spending for the remainder of 2012.  Additionally, we contributed $146,000 to our pension plans in the first nine months of 2012.  We do not expect to make any further contributions to our pension plans in 2012.

Contractual Obligations

At September 30, 2012, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit(a)	$24,620,000	$—	$24,620,000	$—	$—
Estimated interest payments on revolving line of credit(b)	928,000	152,000	776,000	—	—
Contingent obligation(c)	1,987,000	—	—	—	1,987,000
Operating leases	74,000	26,000	35,000	13,000	—
Total contractual cash obligations	$27,609,000	$178,000	$25,431,000	$13,000	$1,987,000

(a) Our current credit facility expires on April 12, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2012 and current interest rates.

(c) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at September 30, 2012.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.

As of September 30, 2012 and December 31, 2011, $1,767,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2012, we paid $957,000 into the sales and incremental property tax fund and $724,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NACAR events at this facility.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility.  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 11 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation was increased by $21,000 and decreased by $263,000, net, in the three and nine-month periods ended September 30, 2012, respectively.  The provision for contingent obligation is $1,987,000 at September 30, 2012.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of September 30, 2012, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $12,228,000, which increased by $39,000 in the first nine months of 2012.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We no longer conduct motorsports events at either of the remaining properties of our former Midwest tracks.  We continue to own land with an appraised fair value of approximately $630,000 near one of our former facilities and have exited from the various property leases under which we previously operated. The appraised fair value of the remaining facility primarily consists of its land value of approximately $30.3 million for approximately 1,400 acres. Additional impairment charges were taken in 2009, 2010 and 2011 and were primarily the result of the expiration in 2009 of an agreement of sale for one track that had previously formed the basis for the track’s carrying value, the cessation of operations at another track announced in 2010 and the cessation of operations at the third track announced in 2011.  Following these charges, the carrying value of the remaining assets has been reduced primarily to land value.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding on September 30, 2012.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2012 and December 31, 2011, $1,767,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2012, we paid $957,000 into the sales and incremental property tax fund and $724,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NACAR events at this facility.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation was increased by $21,000 and decreased by $263,000, net, in the three and nine-month periods ended September 30, 2012, respectively.  The provision for contingent obligation is $1,987,000 at September 30, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of September 30, 2012, we had total outstanding long-term debt of $24,620,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

In addition, our credit facility is secured by substantially all of our assets and contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to pay dividends, borrow additional funds, make acquisitions, create liens on our properties and make investments.  On October 2, 2012, the credit agreement was modified to allow us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in June and September in 2012.  In 2011, these events were held in May and October.  Total revenues from these events were approximately 90% of total revenues for 2011.  As a result, quarterly earnings will vary.

All Of Our Motorsports Revenue is Attributable to One Location

Substantially all of our motorsports revenue comes from Dover International Speedway in Dover, Delaware.  Any prolonged disruption of operations at this facility due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

We had 45 days from receipt of that notice to submit a plan to the NYSE and demonstrate our ability to achieve compliance with continued listing standards within 18 months.  The plan we submitted has been accepted by the NYSE.  As a result, our common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee.

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

10.1	Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATED:	November 9, 2012	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)