Form 10-K
period 2012-12-31
DOVER MOTORSPORTS INC
filed 2013-03-08
CIK 1017673

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $20,298,660 as of June 30, 2012 (the last day of our most recently completed second quarter).

As of February 28, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,481,848 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 24, 2013 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2012, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2013, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.

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

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012 or 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012 and is $1,934,000 at December 31, 2012.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  In September 2012, we sold all but one parcel of land we owned at the Gateway facility for $585,000 and recognized a loss on sale of $52,000.  We continue to own approximately 14 acres of undeveloped land near the Gateway facility (see NOTE 4 — Discontinued Operation of the consolidated financial statements included elsewhere in this document for further discussion).

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010.  The real estate sale closed on January 31, 2011.  After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000.  Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010 (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 44 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2013.

Each of the NASCAR Nationwide Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event.  Dover International Speedway is one of only six speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year.  Additionally, it is one of only seven tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year.  Our fall event had historically been the second of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.  Starting in 2011, our fall event was the third race to determine the championship.

Dover International Speedway, widely known as “the Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 113,000.  Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track.  The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events.  The superspeedway facility also features the Monster Bridge®.  The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities.  The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee.  The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats.  Nashville Superspeedway promoted two NASCAR Nationwide Series events and two

NASCAR Camping World Truck Series event during the 2011 season.  The facility also hosted other regional and national touring events, as well as track rentals.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2013.  Our business is substantially dependent on these two agreements.  The economic terms of the two sanction agreements between NASCAR and Dover International Speedway relative to its 2013 NASCAR Sprint Cup Series competitions are as follows: Total purse and sanction fee to be paid by Dover International Speedway is $6,432,000 for the June event and $5,740,000 for the September event.  Estimated live broadcast revenue to be recognized by Dover International Speedway is $14,037,000 for the June event and $11,626,000 for the September event.  Live broadcast revenue figures are based on the assumption that all events on the 2013 NASCAR Sprint Cup Series schedule take place and that all promoters will be entitled to their respective percentage allocations as set by NASCAR.  Dover International Speedway has historically been entitled to share, along with other promoters, in income which NASCAR derives from exploiting certain other broadcast and intellectual property rights.  We anticipate that this income will not be material in 2013.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Impairment Charges Recorded in 2011

Based upon the economic conditions that existed in the third quarter of 2011 and their impact on our current and projected operations and cash flows at that time, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2012 sanction agreements, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

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

Impairment Charges Recorded in 2010

Based upon the economic conditions that existed in the second quarter of 2010 and their impact on our current and projected operations and cash flows at that time, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2011 sanctions for the two Nationwide Series and one Camping World Truck Series events at our Gateway facility, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Gateway for impairment.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Gateway facility exceeded the undiscounted cash flows.

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

Competition

Our racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on the same dates.  Racing events sanctioned by different organizations are often held on the same dates at different tracks.  The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, differentiate the motorsports facilities.  We also compete with improving and expanding media coverage and content by network and cable broadcasters.

Seasonality

We derive a substantial portion of our total revenues from admissions, television broadcast rights and other event-related revenue attributable to two major motorsports event weekends held in the spring and fall.  As a result, our business is highly seasonal.

Employees

As of December 31, 2012, we had approximately 50 full-time employees and 4 part-time employees.  We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers.  We believe that we enjoy a good relationship with our employees.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements, which expire in 2014, have yielded us significant cash flow. In October 2012, NASCAR signed an eight-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2022 NASCAR season and allows FOX to retain the television rights to various NASCAR Sprint Cup Series races and the entire NASCAR Camping World Truck Series season. Coverage of other NASCAR series races that are not included in this agreement with FOX must still be negotiated by NASCAR.  Any material changes in the broadcast industry that could lead to differences in historical practices or decreases in the term and/or financial value of future broadcast agreements could have a material adverse affect on our revenues and financial results.

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

Our Motorsports Events Face Intense Competition For Attendance, Television Viewership And Sponsorship

We compete with other auto speedways for the patronage of motor racing spectators as well as for sponsorships.  Moreover, racing events sanctioned by different organizations are often held on the same dates at different tracks.  The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences, among other things, distinguish the motorsports facilities.  In addition, all of our events compete with other sports and recreational events scheduled on the same dates.  As a result, our revenues and operations are affected not only by our ability to compete in the motorsports promotion market, but also by the availability of alternative spectator sports events, forms of entertainment, changing consumer preferences and opportunities for corporations to acquire sponsorships.

General Market And Economic Conditions, Including Consumer And Corporate Spending, Could Negatively Affect Our Financial Results

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets. The combination of high unemployment, high fuel prices, escalating health care costs, tight credit markets, difficult residential real estate and mortgage markets, stock market volatility, changes in (together with political uncertainty concerning) governmental policies relative to spending, taxation and regulation, among other factors, have led to low levels of consumer confidence. These economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. We are unable to quantify the effect of these economic factors, but we believe that reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our revenues, profitability and cash flows. High fuel prices could also significantly impact our future results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding on December 31, 2012.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2012 and 2011, $1,758,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

On August 3, 2011, we announced that Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NACAR events at this facility.  Since the facility will no longer generate sales taxes from these events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012 and is $1,934,000 at December 31, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of December 31, 2012, we had total outstanding long-term debt of $19,700,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in June and September in 2012.  In 2011, these events were held in May and October.  Total revenues from these events were approximately 99%, 90% and 90% of total revenues for 2012, 2011 and 2010, respectively.  As a result, quarterly earnings will vary.

Substantially All Of Our Motorsports Revenue is Attributable to One Location

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

We had 45 days from receipt of that notice to submit a plan to the NYSE and demonstrate our ability to achieve compliance with continued listing standards within 18 months.  The plan we submitted was accepted by the NYSE.  As a result, our common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s

Listing and Compliance Committee.  As of December 31, 2012, we were in compliance with the NYSE’s market capitalization requirement.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2012, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 28, 2013, there were 18,481,848 shares of common stock and 18,510,975 shares of Class A common stock outstanding.  There were 918 holders of record for common stock and 12 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2012 and 2011 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2012	$1.88	$1.35	$0.04
September 30, 2012	$1.55	$1.20	None
June 30, 2012	$1.58	$1.17	None
March 31, 2012	$1.62	$1.02	None

Quarter Ended:	High	Low	Dividends Declared
December 31, 2011	$1.65	$0.84	None
September 30, 2011	$1.97	$0.99	None
June 30, 2011	$2.15	$1.80	None
March 31, 2011	$2.25	$1.72	None

Dividends were prohibited by our credit facility.   Effective October 2, 2012, we modified our debt agreement with our bank group to allow us to pay dividends and repurchase shares of our common stock, for an aggregate amount of not more than $2,500,000 in any fiscal year.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2012 and we had remaining repurchase authority of 1,634,607 shares.

Item 6.           Selected Financial Data

Not applicable.

Item 7.                                 Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedway and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $424,000, $598,000 and $626,000 of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Our operating results for the 2012 race season reflect decreases in admissions, event related revenue and broadcasting rights revenue due primarily to the fact that we no longer promote racing events at our Nashville facility. Additionally, management believes that our admissions and event related revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel, food and health-care costs, high unemployment, difficult housing and credit markets, low levels of consumer confidence, stock market volatility and other economic factors, adversely impacting recreational and entertainment spending. The strength and duration of recovery in the US economy currently remains uncertain. Higher fuel, food or health-care costs could significantly impact consumer spending and our future results. Changes in governmental taxing, regulatory, spending and other policy could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might further improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

For our 2012 events, management reduced ticket prices for early ticket buyers to help foster fan support and mitigate any near-term demand weakness. Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights contracts. For example, the term of the existing eight-year NASCAR television broadcast agreement is through 2014, and as discussed further below in “Liquidity and Capital Resources,” NASCAR recently announced a new expanded multi-year, multi-platform broadcasting rights agreement for a portion of the yearly racing season beginning in 2015 through 2022. Management believes the attractive demographics surrounding motorsports continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

We promoted six racing events during 2012 compared to ten racing events during 2011.  We promoted two NASCAR Nationwide Series events and two NASCAR Camping World Truck Series events at our Nashville facility in 2011.  These events did not occur in 2012 since we no longer promote NASCAR events at that facility. The majority of our revenues are derived from our two NASCAR Sprint Cup Series events.

Admissions revenue was $10,428,000 in 2012 as compared to $13,633,000 in 2011.  The $3,205,000 decrease was related to the aforementioned changes in our major motorsports event schedule and by lower admissions revenue at our NASCAR event weekends at Dover International Speedway primarily from lower average ticket prices pursuant to a new ticket pricing plan employed in 2012.

Event-related revenue was $9,889,000 in 2012 as compared to $10,309,000 in 2011.  The $420,000 decrease was primarily related to the aforementioned changes in our major motorsports event schedule.  Partially offsetting the decrease were revenues from the inaugural three day Firefly Music Festival which was held on our property in July 2012.  We received a fee for the use of our property and a portion of the concession sales for this event.

Broadcasting revenue decreased to $26,404,000 in 2012 from $27,778,000 in 2011.  The decrease was related to the aforementioned changes in our major motorsports event schedule partially offset by an increase in broadcasting revenue at our Dover facility.

Operating and marketing expenses were $26,688,000 in 2012 as compared to $31,926,000 in 2011.  The decrease was primarily related to the aforementioned changes in our major motorsports event schedule.  Partially offsetting the decrease were expenses related to the inaugural three day Firefly Music Festival which was held on our property in July 2012.

General and administrative expenses were $7,560,000 in 2012 as compared to $8,329,000 in 2011.  The decrease was primarily related to the fact that we promoted no events in Nashville in 2012 and from lower employee related expenses at our Dover facility.

Depreciation expense decreased to $3,314,000 in 2012 as compared to $4,588,000 in 2011.  The decrease was primarily related to cessation of depreciation after the impairment of all depreciable assets of our Nashville facility during the third quarter of 2011.

Net interest expense was $1,396,000 in 2012 as compared to $2,245,000 in 2011.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate pursuant to our new credit facility entered into on April 12, 2011.  Additionally, the 2011 interest expense reflects the reversal of $122,000 of previously recorded interest expense on uncertain income tax positions which were no longer subject to examination.

Our effective income tax rates for 2012 and 2011 were 43.3% and 31.0%, respectively.  The lower effective income tax rate in the prior year was primarily due to the state tax losses at our Midwest facilities which have no state income tax benefits as a result of recording valuation allowances on the state net operating loss carry-forwards.

Earnings (loss) from continuing operations before income taxes was $8,062,000 in 2012 as compared to ($13,207,000) in 2011. Excluding the non-cash impairment charges and provision for contingent obligation, our adjusted earnings from continuing operations before income taxes was $7,741,000 in 2012 as compared to $4,730,000 in 2011.

	2012	2011
Earnings (loss) from continuing operations before income taxes	$8,062,000	$(13,207,000)
Non-cash impairment charges	—	15,687,000
Provision for contingent obligation	(321,000)	2,250,000
Adjusted earnings from continuing operations before income taxes	$7,741,000	$4,730,000

Earnings (loss) from continuing operations was $4,571,000 in 2012 as compared to ($9,114,000) in 2011.  Excluding the non-cash impairment charges, net of income taxes and provision for contingent obligation, net of income taxes, our adjusted earnings from continuing operations was $4,381,000 in 2012 as compared to $2,419,000 in 2011.

	2012	2011
Earnings (loss) from continuing operations	$4,571,000	$(9,114,000)
Non-cash impairment charges, net of income taxes	—	10,197,000
Provision for contingent obligation, net of income taxes	(190,000)	1,336,000
Adjusted earnings from continuing operations	$4,381,000	$2,419,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings from continuing operations before income taxes and non-GAAP adjusted earnings from continuing operations is derived by adjusting amounts determined in accordance with GAAP for the non-cash impairment charges and provision for contingent obligation.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings (loss) from continuing operations before income taxes and earnings (loss) from continuing operations which is determined in accordance with GAAP.

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

Net cash provided by operating activities was $10,945,000 in 2012 as compared to $7,858,000 in 2011.  The increase was primarily due to the increase in earnings before income taxes as a result of reduced operating losses from our remaining and former Midwest facilities and lower costs at our Dover facility and the lower cash paid for interest.  Additionally, as a result of closing our Gateway facility in the fourth quarter of 2010 all liabilities of the facility outstanding at December 31, 2010 were paid in 2011 which resulted in the lower net cash provided by operating activities in 2011.

Net cash provided by investing activities was $17,000 in 2012 as compared to $1,611,000 in 2011.  Capital expenditures were $468,000 in 2012 compared with $258,000 in 2011.  The 2012 additions related primarily to capital improvements at our Dover facility.  The 2011 additions related primarily to replacement of SAFER barriers at our Nashville facility and improvements to our luxury skybox suites at our Dover facility.  We completed the sale of several parcels of land at our Gateway facility in September 2012 which resulted in net proceeds of $585,000.  We completed the sale of our Memphis facility in January 2011 which resulted in additional net proceeds of $1,875,000.

Net cash used in financing activities was $10,962,000 in 2012 as compared to $9,523,000 in 2011.  We had net repayments on our outstanding line of credit of $9,460,000 in 2012 as compared to $9,040,000 in 2011.  We paid $1,475,000 in cash dividends during 2012.  No dividends were paid in 2011.

At December 31, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $19,700,000 outstanding under the credit facility at December 31, 2012, at an interest rate of 2.21%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (200 basis points at December 31, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  On October 2, 2012, the credit agreement was modified to allow us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,371,000 at December 31, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2012 $18,691,000 could have been borrowed as of that date.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NASCAR events at this facility.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes (“applicable taxes”) from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012.  The provision for contingent obligation is $1,934,000 at December 31, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We promoted six racing events in 2012 and are scheduled to promote six events in 2013, all of which will be sanctioned by NASCAR and held at our Dover International Speedway facility.

Broadcasting revenues continue to be a significant long-term revenue source for our business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks, which is expected to continue for the foreseeable future. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR (as will new contracts). Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming year. Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

NASCAR recently announced it has reached an eight-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 13 NASCAR Sprint Cup Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2022.  For the first time ever beginning in 2013, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours, and other ancillary programming including a nightly NASCAR news and information show, and weekend at-track shows.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $250,000 on capital expenditures during 2013.

Contractual Obligations

At December 31, 2012, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2013	2014 — 2015	2016 — 2017	Thereafter
Revolving line of credit (a)	$19,700,000	$—	$19,700,000	$—	$—
Estimated interest payments on revolving line of credit(b)	558,000	436,000	122,000	—	—
Contingent obligation(c)	1,934,000	—	—	—	1,934,000
Operating leases	48,000	21,000	26,000	1,000	—
Total contractual cash obligations	$22,240,000	$457,000	$19,848,000	$1,000	$1,934,000

(a) Our current credit facility expires on April 12, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2012 and current interest rates.

(c) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at December 31, 2012.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.

As of December 31, 2012 and 2011, $1,758,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NACAR events at this facility.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).  Additionally, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012.  The provision for contingent obligation is $1,934,000 at December 31, 2012.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2012, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $12,165,000, which decreased by $24,000 in 2012.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We no longer conduct motorsports events at either of the remaining properties of our former Midwest tracks.  We continue to own land with an appraised fair value of approximately $630,000 near one of our former facilities and have exited from the various property leases under which we previously operated. The appraised fair value of the remaining facility primarily consists of its land value of approximately $30,300,000 for approximately 1,400 acres.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2012, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)            Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  KPMG LLP has issued their report which is included herein.

(c)             Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)        Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited Dover Motorsports, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Motorsports, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 8, 2013

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

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

Executive Officers of the Registrant.  As of December 31, 2012, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and
	Chief Executive Officer	66	11/79 to date

Michael A. Tatoian	Executive Vice President	52	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance
	and Chief Financial Officer	46	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	53	7/99 to date

Thomas Wintermantel	Treasurer and
	Assistant Secretary	54	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 13 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 33 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 24 years experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

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

Securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	500,824

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	500,824

Item 13.                          Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Item 14.                          Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

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

10.6            Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for June 2013 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 14, 2013).

10.7            Sanction Agreement between Dover International Speedway, Inc. and National Association for Stock Car Auto Racing for September 2013 Sprint Cup Series event (incorporated herein by reference to Exhibit 10.2 to the Form 8-K datedJanuary 14, 2013).

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

10.19     Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Form 8-K dated December 7, 2012).

10.20     Modification Letter to Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 2, 2012).

10.21     Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 9, 2012).

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

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1            Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

101               The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 8, 2013	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 8, 2013
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 8, 2013
Timothy R. Horne	and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 8, 2013
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 8, 2013
Kenneth K. Chalmers	of the Audit Committee

/s/ Patrick J. Bagley	Director	March 8, 2013
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 8, 2013
Jeffrey W. Rollins

/s/ John W. Rollins, Jr.	Director	March 8, 2013
John W. Rollins, Jr.

/s/ R. Randall Rollins	Director	March 8, 2013
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 8, 2013
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 8, 2013
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Motorsports, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 8, 2013

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues:
Admissions	$10,428	$13,633	$16,363
Event-related	9,889	10,309	11,594
Broadcasting	26,404	27,778	26,872
Other	26	150	15
	46,747	51,870	54,844
Expenses:
Operating and marketing	26,688	31,926	34,286
Impairment charges	—	15,687	809
General and administrative	7,560	8,329	9,786
Depreciation	3,314	4,588	5,825
	37,562	60,530	50,706

Gain from insurance settlement	—	—	398

Operating earnings (loss)	9,185	(8,660)	4,536

Interest expense, net	(1,396)	(2,245)	(2,360)
Other (expense) income	(48)	15	6
Provision for contingent obligation	321	(2,250)	—
Loss on extinguishment of debt	—	(67)	—

Earnings (loss) from continuing operations before income taxes	8,062	(13,207)	2,182

Income tax (expense) benefit	(3,491)	4,093	(1,470)

Earnings (loss) from continuing operations	4,571	(9,114)	712

Loss from discontinued operation, net of income tax benefit	—	(71)	(8,885)

Net earnings (loss)	4,571	(9,185)	(8,173)

Unrealized gain (loss) on available-for -sale securities, net of income taxes	27	(22)	18

Change in pension net actuarial loss and prior service cost, net of income taxes	(265)	(706)	(239)

Comprehensive earnings (loss)	$4,333	$(9,913)	$(8,394)

Net earnings (loss) per common share — basic:
Continuing operations	$0.12	$(0.25)	$0.02
Discontinued operation	—	—	(0.25)
Net earnings (loss)	$0.12	$(0.25)	$(0.23)

Net earnings (loss) per common share — diluted:
Continuing operations	$0.12	$(0.25)	$0.02
Discontinued operation	—	—	(0.25)
Net earnings (loss)	$0.12	$(0.25)	$(0.23)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$15	$15
Accounts receivable	224	689
Inventories	124	115
Prepaid expenses and other	1,222	1,255
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	11
Deferred income taxes	78	67
Total current assets	1,663	2,152

Property and equipment, net	92,896	96,380
Other assets, net	738	783
Deferred income taxes	490	496
Total assets	$95,787	$99,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145	$116
Accrued liabilities	2,903	2,584
Income taxes payable	132	145
Deferred revenue	2,719	3,129
Total current liabilities	5,899	5,974

Revolving line of credit	19,700	29,160
Liability for pension benefits	3,065	2,713
Other liabilities	1,934	2,250
Deferred income taxes	17,096	14,765
Total liabilities	47,694	54,862

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,362,798 and 18,277,977, respectively	1,836	1,828
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	102,166	101,888
Accumulated deficit	(55,256)	(58,352)
Accumulated other comprehensive loss	(2,504)	(2,266)
Total stockholders’ equity	48,093	44,949
Total liabilities and stockholders’ equity	$95,787	$99,811

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net earnings (loss)	$4,571	$(9,185)	$(8,173)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	3,314	4,588	6,190
Amortization of credit facility fees	228	382	501
Stock-based compensation	313	407	662
Deferred income taxes	2,489	(4,935)	(4,128)
Provision for contingent obligation	(321)	2,250	—
Loss on sale of land	52	—	—
Impairment charges	—	15,687	8,773
Gain from insurance settlement	—	—	(398)
Loss on extinguishment of debt	—	67	208
Facility exit costs	—	—	324
Changes in assets and liabilities:
Accounts receivable	465	150	421
Inventories	(9)	86	32
Prepaid expenses and other	(3)	174	(132)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	11	(29)	13
Accounts payable	29	(30)	(223)
Accrued liabilities	274	(965)	(253)
Income taxes payable	(13)	21	3
Deferred revenue	(410)	(515)	(2,287)
Other liabilities	(45)	(295)	(567)
Net cash provided by operating activities	10,945	7,858	966

Investing activities:
Capital expenditures	(468)	(258)	(488)
Proceeds from sale of assets	585	1,875	129
Purchase of available-for-sale securities	(100)	(532)	(185)
Proceeds from sale of available-for-sale securities	—	526	179
Insurance proceeds	—	—	398
Restricted cash	—	—	5,333
Net cash provided by investing activities	17	1,611	5,366

Financing activities:
Borrowings from revolving line of credit	21,300	60,700	32,600
Repayments on revolving line of credit	(30,760)	(69,740)	(35,400)
Dividends paid	(1,475)	—	—
Repurchase of common stock	(27)	(52)	(50)
Credit facility fees	—	(431)	(415)
Repayments of bonds payable	—	—	(2,986)
Premium and fees on extinguishment of debt	—	—	(167)
Net cash used in financing activities	(10,962)	(9,523)	(6,418)
Net decrease in cash	—	(54)	(86)
Cash, beginning of year	15	69	155
Cash, end of year	$15	$15	$69

Supplemental information:
Interest paid	$1,216	$2,330	$2,748
Income tax payments	$1,015	$781	$812

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2012, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2013, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.  Total revenues from these events were approximately 99%, 90% and 90% of total revenues for 2012, 2011 and 2010, respectively.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, DE for which we received a fee for the use of our property and a portion of the concession sales.  The three day event was promoted by Red Frog Events and featured more than 40 musical acts.  The Firefly event is scheduled to return June 21-23, 2013.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012 or 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  We incurred a non-cash impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 3 — Impairment Charges for further discussion).  Additionally, in 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012 and is $1,934,000 at December 31, 2012.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  In September 2012, we sold all but one parcel of land we owned at the Gateway facility for $585,000 and recognized a loss on sale of $52,000.  We continue to own approximately 14 acres of undeveloped land near the Gateway facility (see NOTE 3 — Impairment Charges and NOTE 4 — Discontinued Operation for further discussion).

We closed our Memphis Motorsports Park facility in October 2009 and executed an agreement to sell it in December 2010.  The real estate sale closed on January 31, 2011.  After closing costs and including the proceeds from the separate sale of all personal property at the facility in December 2010, our net proceeds were approximately $2,000,000.  Since the carrying amount of the long-lived assets of the Memphis facility exceeded the sales price, we recognized a non-cash impairment charge of $809,000 in the fourth quarter of 2010 (see NOTE 3 — Impairment Charges for further discussion).

NOTE 2 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive earnings (loss).  See NOTE 9 — Pension Plans and NOTE 10 — Stockholders’ Equity and NOTE 11 — Financial Instruments for further discussion.

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

As further discussed in NOTE 8 — Income Taxes, interest expense on uncertain income tax positions, if any, is recorded in interest expense in the consolidated statements of earnings (loss) and comprehensive earnings (loss) and other liabilities in the consolidated balance sheets.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $424,000, $598,000 and $626,000 of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We are responsible for collecting sales taxes from our customers on certain revenue generating activities at our Midwest facilities and remitting these taxes to the appropriate governmental taxing authority.  We include sales taxes in admissions and event-related revenues in our consolidated statements of earnings (loss) and comprehensive earnings (loss) with an equal amount in operating and marketing expenses.  There were no sales taxes included in revenues or expenses for 2012.  Sales taxes included in revenues and expenses for the years ended December 31, 2011 and 2010 were $143,000 and $156,000, respectively.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to various sanctioning bodies, including NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Advertising expenses were $1,093,000, $1,526,000 and $1,637,000 in 2012, 2011 and 2010, respectively.

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

	2012	2011	2010
Net earnings (loss) per common share — basic:
Net earnings (loss)	$4,571	$(9,185)	$(8,173)
Allocation to nonvested restricted stock awards	67	—	—
Net earnings (loss) available to common stockholders	$4,504	$(9,185)	$(8,173)

Weighted-average shares outstanding	36,299	36,194	36,095

Net earnings (loss) per common share — basic	$0.12	$(0.25)	$(0.23)

Net earnings (loss) per common share — diluted:
Net earnings (loss)	$4,571	$(9,185)	$(8,173)
Allocation to nonvested restricted stock awards	67	—	—
Net earnings (loss) available to common stockholders	$4,504	$(9,185)	$(8,173)

Weighted-average shares outstanding	36,299	36,194	36,095
Dilutive stock options	—	—	—
Weighted-average shares and dilutive shares outstanding	36,299	36,194	36,095

Net earnings (loss) per common share — diluted	$0.12	$(0.25)	$(0.23)

For the years ended December 31, 2011 and 2010, weighted-average options to purchase 1,000 and 293,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $313,000, $407,000 and $662,000 as general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, respectively.  We recorded income tax (expense) benefits of ($4,000), $32,000 and $127,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to our restricted stock awards.

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

NOTE 3 — Impairment Charges

Impairment Charges Recorded in 2011

Based upon the economic conditions that existed in the third quarter of 2011 and their impact on our current and projected operations and cash flows at that time, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2012 sanction agreements, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

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

Impairment Charges Recorded in 2010

Based upon the economic conditions that existed in the second quarter of 2010 and their impact on our current and projected operations and cash flows at that time, and the potential impact on real estate valuations, combined with our decision to notify NASCAR that we would not seek 2011 sanctions for the two Nationwide Series and one Camping World Truck Series events at our Gateway facility, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Gateway for impairment.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  As a result of the recoverability test, we concluded that the carrying amount of our Gateway facility exceeded the undiscounted cash flows.

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

Summarized results of operations for our Gateway facility are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Revenues	$2,000	$8,116,000
Impairment charge	—	7,964,000
Loss from discontinued operation before income taxes	(109,000)	(13,668,000)
Income tax benefit of discontinued operation	38,000	4,783,000
Loss from discontinued operation	(71,000)	(8,885,000)

There were no results of operations for our Gateway facility for 2012.  Additionally, there were no assets or liabilities of the discontinued operation in the consolidated balance sheet as of December 31, 2012 or 2011.

NOTE 5 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2012	2011
Land	$46,245,000	$46,882,000
Facilities	85,209,000	84,941,000
Furniture, fixtures and equipment	6,794,000	6,633,000
	138,248,000	138,456,000
Less accumulated depreciation	(45,352,000)	(42,076,000)
	$92,896,000	$96,380,000

Depreciation expense was $3,314,000, $4,588,000 and $5,825,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2012	2011
Payroll and related items	$426,000	$328,000
Real estate taxes	997,000	955,000
Pension	707,000	662,000
Other	773,000	639,000
	$2,903,000	$2,584,000

NOTE 7 — Long-Term Debt

At December 31, 2012, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $60,000,000 secured credit agreement with a bank group.  There was $19,700,000 outstanding under the credit facility at December 31, 2012, at an interest rate of 2.21%.  The maximum borrowing limit under the facility reduces to $55,000,000 as of March 31, 2013 and the facility expires April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (200 basis points at December 31, 2012).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  On October 2, 2012, the credit agreement was modified to allow us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2012, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,371,000 at December 31, 2012; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2012 $18,691,000 could have been borrowed as of that date.

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

We had established certain restricted cash funds to meet debt service as required by the SWIDA bonds, which were held by the trustee (BNY Trust Company of Missouri).  Interest expense related to the SWIDA bonds was $100,000 for the year ended December 31, 2010 and is included in loss from discontinued operation in the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss).

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

NOTE 8 — Income Taxes

The current and deferred income tax (expense) benefit from continuing operations is as follows:

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$(136,000)	$—	$—
State	(866,000)	(803,000)	(815,000)
	(1,002,000)	(803,000)	(815,000)
Deferred:
Federal	(2,520,000)	4,737,000	(579,000)
State	31,000	159,000	(76,000)
	(2,489,000)	4,896,000	(655,000)
Total income tax (expense) benefit	$(3,491,000)	$4,093,000	$(1,470,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2012	2011	2010
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.9%	3.4%	10.8%
Valuation allowance	(0.4)%	(6.4)%	14.9%
Non-deductible stock based compensation	1.6%	—	6.5%
Other	0.2%	(1.0)%	0.2%
Effective income tax rate	43.3%	31.0%	67.4%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2012	2011
Deferred income tax assets:
Accruals not currently deductible for income taxes	$2,429,000	$2,322,000
Net operating loss carry-forwards	13,947,000	16,477,000
Total deferred income tax assets	16,376,000	18,799,000

Deferred income tax liabilities:
Depreciation	(20,739,000)	(20,812,000)
	(20,739,000)	(20,812,000)
Valuation allowance	(12,165,000)	(12,189,000)
Net deferred income tax liability	$(16,528,000)	$(14,202,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$78,000	$67,000
Noncurrent deferred income tax assets	490,000	496,000
Noncurrent deferred income tax liabilities	(17,096,000)	(14,765,000)
	$(16,528,000)	$(14,202,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2032).  At December 31, 2012, we have available federal and state net operating loss carryforwards of $1,937,000 and $264,040,000, respectively.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, (decreased) increased in 2012, 2011 and 2010 by ($24,000), $1,777,000 and $973,000, respectively.  We believe that it is more likely than not that the remaining federal deferred tax assets will be realized based upon reversals of existing taxable temporary differences.

Interest expense on uncertain income tax positions is recorded as a component of interest expense.  The uncertain income tax positions related to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings.  During the years 2011 and 2010, our liability relating to uncertain income tax positions decreased by $1,241,000 and $2,028,000 from the expiration of the statute of limitations.

We recorded interest expense on our uncertain income tax positions of $125,000 in 2010.  No interest expense was recorded on our uncertain income tax positions in 2012 or 2011.  During 2011 and 2010, we reversed $122,000 and $878,000, respectively, of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  There is no accrued interest on uncertain income tax positions as of December 31, 2012 or 2011.

The following table sets forth the changes in our uncertain income tax positions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Uncertain income tax positions at beginning of year	$—	$1,241,000	$3,269,000
Increases as a result of tax positions taken during prior years	—	—	—
Decreases as a result of tax positions taken during prior years	—	—	—
Decreases as a result of lapse of statute of limitations	—	(1,241,000)	(2,028,000)
Uncertain income tax positions at end of year	$—	$—	$1,241,000

We file income tax returns with the Internal Revenue Service (“IRS”) and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2012, tax years after 2008 remain open to examination for federal and Delaware income tax purposes.

NOTE 9 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $680,000 and $525,000 as of December 31, 2012 and 2011, respectively, and are recorded in other assets, net, in our consolidated balance sheets (see NOTE 11 — Fair Value Measurements).

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

We created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  The SERP has not been funded as of December 31, 2012.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2012, we recorded an expense and a liability for $60,000 in liability for pension benefits in our consolidated balance sheets related to the SERP.

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$9,722,000	$8,399,000
Service cost	—	153,000
Interest cost	454,000	491,000
Actuarial loss	735,000	1,399,000
Curtailment	—	(544,000)
Benefits paid	(188,000)	(176,000)
Other	13,000	—
Benefit obligation at end of year	10,736,000	9,722,000
Change in plan assets:
Fair value of plan assets at beginning of year	6,347,000	6,041,000
Actual gain (loss) on plan assets	714,000	(3,000)
Employer contribution	151,000	485,000
Benefits paid	(188,000)	(176,000)
Fair value of plan assets at end of year	7,024,000	6,347,000
Unfunded status	$(3,712,000)	$(3,375,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2012	2011
Accrued benefit cost	$(707,000)	$(662,000)
Liability for pension benefits	(3,005,000)	(2,713,000)
	$(3,712,000)	$(3,375,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2012	2011
Net actuarial loss	$4,255,000	$3,808,000
Prior service cost	—	—
	$4,255,000	$3,808,000

The accumulated benefit obligation for our pension plans was $10,736,000 and $9,722,000, respectively, as of December 31, 2012 and 2011.

The components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Service cost	$—	$153,000	$296,000
Interest cost	454,000	491,000	454,000
Expected return on plan assets	(508,000)	(526,000)	(463,000)
Curtailment loss	—	45,000	—
Recognized net actuarial loss	80,000	139,000	127,000
Net amortization	—	10,000	22,000
	$26,000	$312,000	$436,000

For the year ending December 31, 2013, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2012:

Actuarial loss	$94,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2012, 2011 and 2010, and the actuarial value of the benefit obligation at December 31, 2012 and 2011 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2012	2011	2010	2012	2011
Weighted-average discount rate	5.00%	6.10%	6.40%	4.40%	5.00%
Weighted-average rate of compensation increase	n/a	4.00%	4.00%	n/a	n/a
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	n/a	n/a

For 2012, we assumed a long-term rate of return on plan assets of 8.00%.  In developing the 8.00% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

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

The fair values of our pension assets as of December 31, 2012 by asset category are as follows (refer to NOTE 11 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$693,000	$693,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,416,000	1,416,000	—	—
Equity-mid cap	622,000	622,000	—	—
Equity-small cap	141,000	141,000	—	—
Equity-international	992,000	992,000	—	—
Fixed income	2,607,000	2,607,000	—	—
Real estate	380,000	380,000	—	—
Money market	173,000	173,000	—	—
Total mutual funds/ETFs	6,331,000	6,331,000	—	—
Grand total	$7,024,000	$7,024,000	$—	$—

The fair values of our pension assets as of December 31, 2011 by asset category are as follows (refer to NOTE 11 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$646,000	$646,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,273,000	1,273,000	—	—
Equity-mid cap	522,000	522,000	—	—
Equity-small cap	128,000	128,000	—	—
Equity-international	833,000	833,000	—	—
Fixed income	2,388,000	2,388,000	—	—
Real estate	341,000	341,000	—	—
Money market	216,000	216,000	—	—
Total mutual funds/ETFs	5,701,000	5,701,000	—	—
Grand total	$6,347,000	$6,347,000	$—	$—

We do not expect to be required to contribute to our pension plans in 2013.

Benefit payments are expected to be paid as follows:

2013	$991,000
2014	$354,000
2015	$374,000
2016	$378,000
2017	$393,000
2018-2022	$2,357,000

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Beginning on January 1, 2012, we increased our matching contributions to the 401(k) plan in connection with the freezing of our defined benefit pension plan.  Our matching contributions to the 401(k) plan were $108,000 in 2012.  Matching contributions were insignificant for 2011 and 2010.

NOTE 10 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,806	$1,851	$100,943	$(40,994)	$(1,317)
Net loss	—	—	—	(8,173)	—
Unrealized gain on available-for-sale securities, net of income tax expense of $13	—	—	—	—	18
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $166	—	—	—	—	(239)
Issuance of restricted stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	662	—	—
Repurchase and retirement of common stock	(2)	—	(48)	—	—
Balance at December 31, 2010	1,820	1,851	101,541	(49,167)	(1,538)
Net loss	—	—	—	(9,185)	—
Issuance of restricted stock awards, net of forfeitures	11	—	(11)	—	—
Stock-based compensation	—	—	407	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $14	—	—	—	—	(22)
Change in net actuarial loss and prior service cost, net of income tax benefit of $484	—	—	—	—	(706)
Balance at December 31, 2011	1,828	1,851	101,888	(58,352)	(2,266)
Net earnings	—	—	—	4,571	—
Dividends paid, $0.04 per share	—	—	—	(1,475)	—
Issuance of restricted stock awards, net of forfeitures	10	—	(10)	—	—
Stock-based compensation	—	—	313	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $19	—	—	—	—	27
Change in net actuarial loss and prior service cost, net of income tax benefit of $182	—	—	—	—	(265)
Balance at December 31, 2012	$1,836	$1,851	$102,166	$(55,256)	$(2,504)

As of December 31, 2012 and 2011, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2012	2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,732,000 and $1,550,000, respectively	$(2,523,000)	$(2,258,000)
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($15,000) and $4,000, respectively	19,000	(8,000)
Accumulated other comprehensive loss	$(2,504,000)	$(2,266,000)

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

We adopted a stockholder rights plan in 2006. The rights are attached to and trade in tandem with our common stock and Class A common stock.  Each right entitles the registered holder to purchase from us one share of common stock.  The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock.  After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of ours having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of us.  The rights may serve as a significant deterrent to unsolicited attempts to acquire control of us, including transactions involving a premium to the market price of our stock.  This rights agreement expires on June 13, 2016, unless earlier redeemed.

Effective October 2, 2012, we modified our debt agreement with our bank group to allow us to pay dividends and repurchase shares of our common stock, for an aggregate amount of not more than $2,500,000 in any fiscal year.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2012, 2011 or 2010.  At December 31, 2012, we had remaining repurchase authority of 1,634,607 shares.

During the years ended December 31, 2012, 2011 and 2010, we purchased and retired 23,779, 29,575 and 23,814 shares of our outstanding common stock at an average purchase price of $1.16, $1.76 and $2.10 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

In April 2004, we established the 2004 Stock Incentive Plan (the “2004 Plan”) which provides for the grant of up to 1,500,000 shares of our common stock to our officers and key employees through stock options and/or awards, such as nonvested stock awards, valued in whole or in part by reference to our common stock.  The nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  No stock options have been granted under the 2004 Plan.  As of December 31, 2012, there were 500,824 shares available for granting of options or stock awards under the 2004 Plan.

There were no outstanding stock options as of December 31, 2011.  No stock options were granted or exercised during the three year period ending December 31, 2012.  The total fair value of stock options vested during the year ended December 31, 2010 was $1,000.  There were no unvested stock options as of December 31, 2010.  No compensation expense was recognized related to stock options for the years ended December 31, 2012, 2011 or 2010.

Nonvested restricted stock activity for the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	594,400	$2.66
Granted	148,000	$1.04
Vested	(129,000)	$3.67
Forfeited	(39,400)	$2.25
Nonvested at December 31, 2012	574,000	$2.04

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 based on the weighted average grant date fair value was $474,000, $547,000 and $556,000, respectively.  The grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $1.04, $1.78 and $2.09, respectively.  We recorded compensation expense of $313,000, $407,000 and $662,000 related to restricted stock awards for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $568,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2012 and 2011:

	Total	Level 1	Level 2	Level 3
2012:
Available-for-sale securities	$680,000	$680,000	$—	$—

2011:
Available-for-sale securities	$525,000	$525,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets, net on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2012 and 2011, there was $19,700,000 and $29,160,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 7 — Long-Term Debt and therefore we believe approximate fair value.

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

NOTE 12 — Related Party Transactions

During the years ended December 31, 2012, 2011 and 2010, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,865,000, $1,963,000 and $1,977,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $217,000, $347,000 and $222,000, respectively, to Gaming for the years ended December 31, 2012, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $804,000, $855,000 and $928,000, during the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, we invoiced Gaming $381,000, $397,000 and $353,000, during 2012, 2011 and 2010, respectively, for a skybox suite, tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2012, there were no balances due between us and Gaming.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 13 — Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2016.  Total rental payments charged to operations amounted to $52,000, $96,000 and $116,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The minimum lease payments due under these leases are as follows:

2013	$21,000
2014	$15,000
2015	$11,000
2016	$1,000
2017	$—
Thereafter	$—

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at December 31, 2012.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2012 and 2011, $1,758,000 and $1,534,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

On August 3, 2011, we announced that our wholly-owned subsidiary Nashville Superspeedway had notified NASCAR that it would not seek 2012 sanction agreements and therefore we no longer promote NASCAR events at this facility.  Since the facility will no longer generate sales taxes from NASCAR sanctioned events, we have estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $316,000, net, in 2012.  The provision for contingent obligation is $1,934,000 at December 31, 2012.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,200,000 to $9,900,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,300,000 and $3,000,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 14 — Quarterly Results — (unaudited)

	March 31	June 30(a)	September 30(b)	December 31(c)
Year Ended December 31, 2012
Revenues	$126,000	$23,719,000	$22,773,000	$129,000
Operating (loss) earnings	$(3,781,000)	$8,596,000	$8,151,000	$(3,781,000)
Net (loss) earnings	$(2,623,000)	$5,018,000	$4,532,000	$(2,356 ,000)
Net (loss) earnings per common share — basic	$(0.07)	$0.14	$0.12	$(0.07)
Net (loss) earnings per common share — diluted	$(0.07)	$0.14	$0.12	$(0.07)

Year Ended December 31, 2011
Revenues	$130,000	$26,381,000	$2,916,000	$22,443,000
Operating (loss) earnings	$(4,722,000)	$7,407,000	$(20,345,000)	$9,000,000
(Loss) earnings from continuing operations	$(3,498,000)	$3,901,000	$(14,579,000)	$5,062,000
Loss from discontinued operation	$(68,000)	$—	$(2,000)	$(1,000)
Net (loss) earnings	$(3,566,000)	$3,901,000	$(14,581,000)	$5,061,000
Net (loss) earnings per common share — basic:
Continuing operations	$(0.10)	$0.11	$(0.40)	$0.14
Discontinued operation	—	—	—	—
Net (loss) earnings	$(0.10)	$0.11	$(0.40)	$0.14
Net (loss) earnings per common share — diluted:
Continuing operations	$(0.10)	$0.11	$(0.40)	$0.14
Discontinued operation	—	—	—	—
Net (loss) earnings	$(0.10)	$0.11	$(0.40)	$0.14

(a)         We promoted a NASCAR Nationwide Series event and a NASCAR Camping World Truck Series event at our Nashville Superspeedway facility during the second quarter of 2011.  These events were not held in 2012.

(b)         We promoted a NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover facility during the third quarter of 2012.  These events were held in the fourth quarter of 2011.

We promoted a NASCAR Nationwide Series event and a NASCAR Camping World Truck Series event at our Nashville Superspeedway facility during the third quarter of 2011.  These events were not held in 2012.

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

(c)          We promoted a NASCAR Sprint Cup Series event and a NASCAR Nationwide Series event at our Dover facility during the fourth quarter of 2011.  These events were held in the third quarter of 2012.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.