Form 10-Q
period 2013-03-31
DOVER MOTORSPORTS INC
filed 2013-05-10
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,481,848 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Event-related	$109	$119
Other	7	7
	116	126
Expenses:
Operating and marketing	1,054	1,100
General and administrative	1,911	1,970
Depreciation	825	837
	3,790	3,907

Operating loss	(3,674)	(3,781)

Interest expense, net	(275)	(401)
Provision for contingent obligation	22	40
Other income	139	—

Loss before income taxes	(3,788)	(4,142)

Income tax benefit	1,509	1,519

Net loss	(2,279)	(2,623)

Unrealized gain on available-for-sale securities, net of income taxes	17	23

Change in net actuarial loss and prior service cost, net of income taxes	14	12

Comprehensive loss	$(2,248)	$(2,588)

Net loss per common share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$42	$15
Accounts receivable	1,736	224
Inventories	125	124
Prepaid expenses and other	1,578	1,222
Prepaid income taxes	318	—
Deferred income taxes	78	78
Total current assets	3,877	1,663

Property and equipment, net	92,123	92,896
Other assets	719	738
Deferred income taxes	459	490
Total assets	$97,178	$95,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281	$145
Accrued liabilities	1,886	2,903
Income taxes payable	—	132
Deferred revenue	6,945	2,719
Total current liabilities	9,112	5,899

Revolving line of credit	21,200	19,700
Liability for pension benefits	2,997	3,065
Other liabilities	1,912	1,934
Deferred income taxes	16,075	17,096
Total liabilities	51,296	47,694

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,481,848 and 18,362,798, respectively	1,848	1,836
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	102,191	102,166
Accumulated deficit	(57,535)	(55,256)
Accumulated other comprehensive loss	(2,473)	(2,504)
Total stockholders’ equity	45,882	48,093
Total liabilities and stockholders’ equity	$97,178	$95,787

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(2,279)	$(2,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	825	837
Amortization of credit facility fees	57	55
Stock-based compensation	98	91
Deferred income taxes	(1,196)	(1,189)
Provision for contingent obligation	(22)	(40)
Gain on sale of property and equipment	(138)	—
Changes in assets and liabilities:
Accounts receivable	(1,512)	(2,580)
Inventories	(1)	—
Prepaid expenses and other	(365)	(191)
Prepaid income taxes/income taxes payable	(266)	(475)
Accounts payable	136	79
Accrued liabilities	(1,017)	(818)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	—	12
Deferred revenue	4,226	6,032
Other liabilities	(44)	(36)
Net cash used in operating activities	(1,498)	(846)

Investing activities:
Capital expenditures	(52)	(90)
Proceeds from sale of property and equipment	138	—
Net cash provided by (used in) investing activities	86	(90)

Financing activities:
Borrowings from revolving line of credit	2,840	2,260
Repayments on revolving line of credit	(1,340)	(1,300)
Repurchase of common stock	(61)	(27)
Net cash provided by financing activities	1,439	933

Net increase (decrease) in cash	27	(3)
Cash, beginning of period	15	15
Cash, end of period	$42	$12

Supplemental information:
Interest paid	$223	$354
Income tax payments	$—	$146

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 8, 2013.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2013, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

Total revenues from our motorsports events were approximately 99% and 90% of total revenues for 2012 and 2011, respectively.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, DE for which we received a fee for the use of our property and a portion of the concession sales.  The three day event was promoted by Red Frog Events and featured more than 40 musical acts.  The Firefly event is scheduled to return June 21-23, 2013.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $22,000 and $35,000, net, in the first three months of 2013 and 2012, respectively, and is $1,912,000 at March 31, 2013.

NOTE 3 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive earnings (loss).  See NOTE 5 — Pension Plans, NOTE 6 — Stockholders’ Equity and NOTE 7 — Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $46,176,000 and $45,352,000 as of March 31, 2013 and December 31, 2012, respectively.

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

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of March 31, 2013, tax years after 2008 remain open to examination for federal and Delaware income tax purposes

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2013 or 2012.

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

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  We did not incur any advertising expenses for the three months ended March 31, 2013 or 2012.

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

	Three Months Ended March 31,
	2013	2012
Net loss per common share — basic:
Net loss	$(2,279)	$(2,623)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,279)	$(2,623)

Weighted-average shares outstanding	36,397	36,297

Net loss per common share — basic	$(0.06)	$(0.07)

Net loss per common share — diluted:
Net loss	$(2,279)	$(2,623)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,279)	$(2,623)

Weighted-average shares outstanding	36,397	36,297
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	36,397	36,297

Net loss per common share — diluted	$(0.06)	$(0.07)

There were no options outstanding during the three months ended March 31, 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $98,000 and $91,000 as general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.  We recorded income tax expense of $22,000 and $95,000 for the three months ended March 31, 2013 and 2012, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

At March 31, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $55,000,000 secured credit agreement with a bank group.  There was $21,200,000 outstanding under the credit facility at March 31, 2013, at an interest rate of 2.20%.  The facility was to expire April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (200 basis points at March 31, 2013).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”).  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit agreement allows us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,871,000 at March 31, 2013.

On April 29, 2013, we modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014; modify the leverage ratio; replace the interest expense coverage ratio with a fixed charge coverage ratio; permit stock repurchases and the payment of dividends; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Additionally, interest subsequent to the modification will be based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $710,000 and $680,000 as of March 31, 2013 and December 31, 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2013, we recorded an expense of $15,000 related to the SERP and contributed $55,000 to the plan.  The liability for pension benefits was $20,000 and $60,000 as of March 31, 2013 and December 31, 2012, respectively.

The components of net periodic pension cost for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost	$113,000	$114,000
Expected return on plan assets	(138,000)	(127,000)
Recognized net actuarial loss	24,000	20,000
Net amortization	—	—
	$(1,000)	$7,000

We contributed $56,000 to our defined benefit pension plans during the three months ended March 31, 2012.  We do not expect to make any contributions to our defined benefit pension plans in 2013.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $21,000 and $26,000 in the first three months of 2013 and 2012, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,836	$1,851	$102,166	$(55,256)	$(2,504)
Net loss	—	—	—	(2,279)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	98	—	—
Repurchase and retirement of common stock	(3)	—	(58)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $12	—	—	—	—	17
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	14
Balance at March 31, 2013	$1,848	$1,851	$102,191	$(57,535)	$(2,473)

As of March 31, 2013 and December 31, 2012, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2013	December 31, 2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,722,000 and $1,732,000, respectively	$(2,509,000)	$(2,523,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $27,000 and $15,000, respectively	36,000	19,000
Accumulated other comprehensive loss	$(2,473,000)	$(2,504,000)

Our previous debt agreement with our bank group allowed us to pay dividends and repurchase shares of our common stock, for an aggregate amount of not more than $2,500,000 in any fiscal year.  The April 29, 2013 amendment to our credit facility removes the $2,500,000 restriction.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2013 or 2012.  At March 31, 2013, we had remaining repurchase authority of 1,634,607 shares.

We have a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of March 31, 2013, there were 381,774 shares available for granting options or stock awards.

During the three months ended March 31, 2013 and 2012, we purchased and retired 33,950 and 23,779 shares of our outstanding common stock at an average purchase price of $1.80 and $1.16 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 7 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
March 31, 2013
Available-for-sale securities	$710,000	$710,000	$—	$—

December 31, 2012
Available-for-sale securities	$680,000	$680,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2013 and December 31, 2012, there was $21,200,000 and $19,700,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2013 and 2012, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $427,000 and $421,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $94,000 and $83,000, respectively, to Gaming for the three months ended March 31, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekend at Dover International Speedway, we invoiced Gaming $96,000 for the three months ended March 31, 2012 for a skybox suite, tickets, display space and other services to the events.  As of March 31, 2013 and December 31, 2012, there were no balances due between us and Gaming.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at March 31, 2013.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2013 and December 31, 2012, $2,722,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $22,000 and $35,000, net, in the first three months of 2013 and 2012, respectively, and is $1,912,000 at March 31, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2013 or 2012.

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

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

We promoted no racing events during the first quarter of 2013 or 2012; therefore, our revenues were minimal.

Operating and marketing expenses decreased slightly to $1,054,000 in the first quarter of 2013 as compared to $1,100,000 in the first quarter of 2012.

General and administrative expenses decreased slightly to $1,911,000 in the first quarter of 2013 as compared to $1,970,000 in the first quarter of 2012.

Depreciation expense remained consistent at $825,000 in the first quarter of 2013 as compared to $837,000 in the first quarter of 2012.

Net interest expense was $275,000 in the first quarter of 2013 as compared to $401,000 in the first quarter of 2012.  The decrease was due primarily to lower average borrowings and lower interest rates during the first quarter of 2013.

Our effective income tax rates for the first quarters of 2013 and 2012 were 39.8% and 36.7%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with all of our motorsports events occurring during the second and third quarters this year.

Net cash used in operating activities was $1,498,000 for the three months ended March 31, 2013 as compared to $846,000 for the three months ended March 31, 2012.  Due to the seasonal nature of our business, we reported a loss before income taxes in the first quarter of 2013 and 2012.  The increase in cash used in operating activities in 2013 was primarily due to lower receipts from advance ticket sales and the timing of receipts for corporate sponsorships.

Net cash provided by investing activities was $86,000 for the three months ended March 31, 2013 as compared to net cash used in investing activities of $90,000 for the three months ended March 31, 2012.  We sold portable grandstand seating that we no longer used in the first quarter of 2013 that resulted in proceeds of $138,000.

Net cash provided by financing activities was $1,439,000 for the three months ended March 31, 2013 as compared to $933,000 for the three months ended March 31, 2012.  We had net borrowings on our outstanding line of credit of $1,500,000 in the first three months of 2013 as compared to $960,000 in the first three months of 2012.

At March 31, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $55,000,000 secured credit agreement with a bank group.  There was $21,200,000 outstanding under the credit facility at March 31, 2013, at an interest rate of 2.20%.  The facility was to expire April 12, 2014.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 200 and 325 basis points depending on the leverage ratio (200 basis points at March 31, 2013).  The terms of the credit facility contain certain covenants including minimum interest coverage and maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”).  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit agreement allows us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,871,000 at March 31, 2013.

On April 29, 2013, we modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014; modify the leverage ratio; replace the interest expense coverage ratio with a fixed charge coverage ratio; permit stock repurchases and the payment of dividends; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Additionally, interest subsequent to the modification will be based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 9 – Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $22,000 and $35,000, net, in the first three months of 2013 and 2012, respectively, and is $1,912,000 at March 31, 2013.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $200,000 on capital expenditures for the remainder of 2013.

Contractual Obligations

At March 31, 2013, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Revolving line of credit(a)	$21,200,000	$—	$21,200,000	$—	$—
Estimated interest payments on revolving line of credit(b)	481,000	350,000	131,000	—	—
Contingent obligation(c)	1,912,000	—	—	—	1,912,000
Operating leases	39,000	12,000	26,000	1,000	—
Total contractual cash obligations	$23,632,000	$362,000	$21,357,000	$1,000	$1,912,000

(a) As of March 31, 2013, our credit facility was to expire on April 12, 2014.  On April 29, 2013, we amended our credit facility to, among other things, extend the maturity date to July 31, 2017.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2013 and current interest rates.

(c) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding at March 31, 2013.  Annual principal payments range from $800,000 in September 2013 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.

As of March 31, 2013 and December 31, 2012, $2,722,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 9 – Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $22,000 and $35,000, net, in the first three months of 2013 and 2012, respectively, and is $1,912,000 at March 31, 2013.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of March 31, 2013, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $12,173,000, which increased by $8,000 in the first three months of 2013.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $19,600,000 was outstanding on March 31, 2013.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2013 and December 31, 2012, $2,722,000

and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2012, we paid $957,000 into the sales and incremental property tax fund and $733,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,929,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $22,000 and $35,000, net, in the first three months of 2013 and 2012, respectively, and is $1,912,000 at March 31, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of March 31, 2013, we had total outstanding long-term debt of $21,200,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

In addition, our credit facility is secured by substantially all of our assets and contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to pay dividends, borrow additional funds, make acquisitions, create liens on our properties and make investments.  The credit agreement allows us to repurchase shares of our common stock in the open market and/or pay dividends with respect to our common stock for an aggregate amount of not more than $2,500,000 in any fiscal year.

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

On April 29, 2013, we modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014; modify the leverage ratio; replace the interest expense coverage ratio with a fixed charge coverage ratio; permit stock repurchases and the payment of dividends; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Additionally, interest prior to the modification was based upon LIBOR plus a margin that varied between 200 and 325 basis points depending on the leverage ratio.  Interest subsequent to the modification will be based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our motorsports revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in June and September.  Total revenues from these events were approximately 99% and 90% of total revenues for 2012 and 2011, respectively.  As a result, quarterly earnings will vary.

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

We had 45 days from receipt of that notice to submit a plan to the NYSE and demonstrate our ability to achieve compliance with continued listing standards within 18 months.  The plan we submitted was accepted by the NYSE.  As a result, our common stock continued to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee.

On May 6, 2013, we announced that the NYSE notified us that we have regained compliance with the NYSE’s continued listing standards.  The confirmation of reinstatement is the result of our performance against a plan submitted to the NYSE and our compliance with the Exchange’s minimum market capitalization standard.   Based on the closing price of the Company’s shares as of May 3, 2013, average global market capitalization for the last 30 trading-day period was approximately $75 million.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2013 and we had remaining repurchase authority of 1,634,607 shares.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

10.1             Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 29, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2013).

31.1             Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2             Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the quarters ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 10, 2013	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)