Form 10-Q
period 2013-09-30
DOVER MOTORSPORTS INC
filed 2013-11-06
CIK 1017673

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,164,209 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Admissions	$4,657	$5,105	$9,521	$10,428
Event-related	4,422	5,708	9,062	9,789
Broadcasting	12,379	11,959	27,445	26,393
Other	12	1	23	8
	21,470	22,773	46,051	46,618
Expenses:
Operating and marketing	11,618	12,075	25,795	25,703
General and administrative	1,732	1,723	5,482	5,458
Depreciation	820	824	2,469	2,491
	14,170	14,622	33,746	33,652

Operating earnings	7,300	8,151	12,305	12,966

Interest expense, net	(237)	(332)	(787)	(1,105)
Provision for contingent obligation	41	(21)	44	268
Other income (expense)	7	(52)	152	(48)

Earnings before income taxes	7,111	7,746	11,714	12,081

Income tax expense	2,953	3,214	4,932	5,154

Net earnings	4,158	4,532	6,782	6,927

Unrealized gain on available-for- sale securities, net of income taxes	10	11	21	27

Change in net actuarial loss and prior service cost, net of income taxes	14	12	42	36

Comprehensive income	$4,182	$4,555	$6,845	$6,990

Net earnings per common share:
Basic	$0.11	$0.12	$0.18	$0.19
Diluted	$0.11	$0.12	$0.18	$0.19

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$35	$15
Accounts receivable	10,550	224
Inventories	123	124
Prepaid expenses and other	882	1,222
Deferred income taxes	85	78
Total current assets	11,675	1,663

Property and equipment, net	90,674	92,896
Other assets	844	738
Deferred income taxes	462	490
Total assets	$103,655	$95,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83	$145
Accrued liabilities	4,865	2,903
Payable to Dover Downs Gaming & Entertainment, Inc.	12	—
Income taxes payable	3,326	132
Deferred revenue	112	2,719
Total current liabilities	8,398	5,899

Revolving line of credit	18,080	19,700
Liability for pension benefits	2,979	3,065
Other liabilities	1,890	1,934
Deferred income taxes	17,956	17,096
Total liabilities	49,303	47,694

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,166,009 and 18,362,798, respectively	1,816	1,836
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,600	102,166
Accumulated deficit	(48,474)	(55,256)
Accumulated other comprehensive loss	(2,441)	(2,504)
Total stockholders’ equity	54,352	48,093
Total liabilities and stockholders’ equity	$103,655	$95,787

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net earnings	$6,782	$6,927
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,469	2,491
Amortization of credit facility fees	189	170
Stock-based compensation	233	247
Deferred income taxes	654	3,689
Provision for contingent obligation	(44)	(268)
Gain on sale of property and equipment	(138)	—
Loss on sale of land	—	52
Changes in assets and liabilities:
Accounts receivable	(10,326)	(8,724)
Inventories	1	(11)
Prepaid expenses and other	85	194
Accounts payable	(62)	(29)
Accrued liabilities	1,962	1,829
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	12	11
Income taxes payable	3,378	654
Deferred revenue	(2,607)	(1,851)
Other liabilities	(15)	(75)
Net cash provided by operating activities	2,573	5,306

Investing activities:
Capital expenditures	(247)	(464)
Proceeds from sale of property and equipment	138	585
Purchase of available-for-sale securities	(78)	(100)
Proceeds from sale of available-for-sale securities	73	—
Net cash (used in) provided by investing activities	(114)	21

Financing activities:
Borrowings from revolving line of credit	22,280	15,820
Repayments on revolving line of credit	(23,900)	(20,360)
Repurchase of common stock	(819)	(27)
Net cash used in financing activities	(2,439)	(4,567)

Net increase in cash	20	760
Cash, beginning of period	15	15
Cash, end of period	$35	$775

Supplemental information:
Interest paid	$625	$965
Income tax payments	$949	$812

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 8, 2013.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2013, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, DE for which we received a fee for the use of our property and recorded revenues and related costs for the concession sales we managed.  The three day event was promoted by Red Frog Events LLC and featured more than 40 musical acts.  The Firefly event returned on June 21-23, 2013 and featured more than 70 musical acts.  For the 2013 event, we received a fee for the use of our property and a percentage of the concession sales we managed.  The Firefly event is scheduled to return on June 20-22, 2014.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($41,000) and ($44,000), and $21,000 and ($268,000), net, in the three and nine-month periods ended September 30, 2013 and 2012, respectively, and is $1,890,000 at September 30, 2013.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $47,807,000 and $45,352,000 as of September 30, 2013 and December 31, 2012, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of September 30, 2013, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,165,000, which decreased by $2,000,000 in the first nine months of 2013.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of September 30, 2013, tax years after 2009 remain open to examination for federal income tax purposes.  As of September 30, 2013, tax years after 2008 remain open to examination for Delaware income tax purposes.

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

Barter transactions accounted for $231,000 and $477,000, and $202,000 and $424,000 of total revenues for the three and nine-month periods ended September 30, 2013 and 2012, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, marketing and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.

The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Advertising expenses were $523,000 and $1,183,000, and $520,000 and $1,092,000 for the three and nine-month periods ended September 30, 2013 or 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings per common share — basic:
Net earnings	$4,158	$4,532	$6,782	$6,927
Allocation to nonvested restricted stock awards	67	73	109	111
Net earnings available to common stockholders	$4,091	$4,459	$6,673	$6,816

Weighted-average shares outstanding	36,242	36,300	36,337	36,299

Net earnings per common share — basic	$0.11	$0.12	$0.18	$0.19

Net earnings per common share — diluted:
Net earnings	$4,158	$4,532	$6,782	$6,927
Allocation to nonvested restricted stock awards	67	73	109	111
Net earnings available to common stockholders	$4,091	$4,459	$6,673	$6,816

Weighted-average shares and dilutive shares outstanding	36,242	36,300	36,337	36,299

Net earnings per common share — diluted	$0.11	$0.12	$0.18	$0.19

There were no options outstanding during the three or nine-month periods ended September 30, 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $67,000 and $233,000, and $78,000 and $247,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2013 and 2012, respectively.  We recorded income tax benefit (expense) of $28,000 and $33,000, and $32,000 and ($31,000) for the three and nine-month periods ended September 30, 2013 and 2012, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

On April 29, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014 and through the date of maturity; modify the maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”); replace the interest expense coverage ratio with a fixed charge coverage ratio; permit stock repurchases and the payment of dividends; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2013, there was $18,080,000 outstanding under the credit facility at an interest rate of 1.93%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (175 basis points at September 30, 2013).  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  At September 30, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,805,000 at September 30, 2013.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $734,000 and $680,000 as of September 30, 2013 and December 31, 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and nine-month period ended September 30, 2013, we recorded an expense of $15,000 and $45,000, respectively, related to the SERP and contributed $0 and $55,000, respectively, to the plan.  The liability for pension benefits was $50,000 and $60,000 as of September 30, 2013 and December 31, 2012, respectively.

The components of net periodic pension cost for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$113,000	$113,000	$339,000	$340,000
Expected return on plan assets	(139,000)	(127,000)	(414,000)	(381,000)
Recognized net actuarial loss	24,000	20,000	71,000	60,000
	$(2,000)	$6,000	$(4,000)	$19,000

We contributed $45,000 and $146,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2012.  We do not expect to make any contributions to our defined benefit pension plans in 2013.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $30,000 and $78,000, and $25,000 and $81,000 in the three and nine-month periods ended September 30, 2013 and 2012, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,836	$1,851	$102,166	$(55,256)	$(2,504)
Net earnings	—	—	—	6,782	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	233	—	—
Repurchase and retirement of common stock	(35)	—	(784)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $14	—	—	—	—	21
Change in net actuarial loss and prior service cost, net of income tax expense of $29	—	—	—	—	42
Balance at September 30, 2013	$1,816	$1,851	$101,600	$(48,474)	$(2,441)

As of September 30, 2013 and December 31, 2012, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2013	December 31, 2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,703,000 and $1,732,000, respectively	$(2,481,000)	$(2,523,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $29,000 and $15,000, respectively	40,000	19,000
Accumulated other comprehensive loss	$(2,441,000)	$(2,504,000)

Our previous debt agreement with our bank group allowed us to pay dividends and repurchase shares of our common stock, for an aggregate amount of not more than $2,500,000 in any fiscal year.  The April 29, 2013 amendment to our credit facility removes the $2,500,000 restriction.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three and nine-month periods ended September 30, 2013, we purchased and retired 235,943 and 315,839 shares of our outstanding common stock at an average purchase price of $2.43 and $2.35 per share, respectively, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2012.  At September 30, 2013, we had remaining repurchase authority of 1,318,768 shares.

We have a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of September 30, 2013, there were 381,774 shares available for granting options or stock awards.

During the nine months ended September 30, 2013 and 2012, we purchased and retired 33,950 and 23,779 shares of our outstanding common stock at an average purchase price of $1.80 and $1.16 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
September 30, 2013
Available-for-sale securities	$734,000	$734,000	$—	$—

December 31, 2012
Available-for-sale securities	$680,000	$680,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2013 and December 31, 2012, there was $18,080,000 and $19,700,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 8 — Related Party Transactions

During the three and nine-month periods ended September 30, 2013 and 2012, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $496,000 and $1,416,000, and $491,000 and $1,424,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $45,000 and $180,000, and $29,000 and $158,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2013 and 2012 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $400,000 and $793,000, and $396,000 and $772,000, respectively, for the three and nine-month periods ended September 30, 2013 and 2012. Additionally, we invoiced Gaming $119,000 and $271,000, and $143,000 and $382,000, respectively, for the three and nine-month periods ended September 30, 2013 and 2012, respectively, for a skybox suite, tickets, display space and other services to the events.  As of September 30, 2013, our consolidated balance sheets included a $12,000 payable to Gaming for the aforementioned items.  We settled this item in October 2013.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $18,800,000 was outstanding at September 30, 2013.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2013 and December 31, 2012, $1,912,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2013, we paid $970,000 into the sales and incremental property tax fund and $816,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($41,000) and ($44,000), and $21,000 and ($268,000), net, in the three and nine-month periods ended September 30, 2013 and 2012, respectively, and is $1,890,000 at September 30, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $231,000 and $477,000, and $202,000 and $424,000 of total revenues for the three and nine-month periods ended September 30, 2013 and 2012, respectively.

Expenses that are not directly related to a specific event are recorded as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, marketing and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Admissions revenue was $4,657,000 in the third quarter of 2013 as compared to $5,105,000 in the third quarter of 2012.  The $448,000 decrease was related to lower attendance at our 2013 fall NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,422,000 in the third quarter of 2013 as compared to $5,708,000 in the third quarter of 2012.  The $1,286,000 decrease was primarily related to the timing of the 2013 three-day Firefly Music Festival which was held on our property in June 2013.  The 2012 festival was held in the third quarter of 2012.  Additionally, lower event-related revenues at our 2013 fall NASCAR event weekend contributed to the decrease.

Broadcasting revenue increased to $12,379,000 in the third quarter of 2013 as compared to $11,959,000 in the third quarter of 2012 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $11,618,000 in the third quarter of 2013 as compared to $12,075,000 in the third quarter of 2012.  The decrease was related to the timing of the Firefly Music Festival partially offset by higher expenses for our fall NASCAR event weekend.

General and administrative expenses remained consistent at $1,732,000 in the third quarter of 2013 as compared to $1,723,000 in the third quarter of 2012.

Depreciation expense remained consistent at $820,000 in the third quarter of 2013 as compared to $824,000 in the third quarter of 2012.

Net interest expense was $237,000 in the third quarter of 2013 as compared to $332,000 in the third quarter of 2012.  The decrease was due to lower average borrowings and a lower average interest rate.

Our effective income tax rate for the third quarters of 2013 and 2012 was 41.5%.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Admissions revenue was $9,521,000 in the first nine months of 2013 as compared to $10,428,000 in the first nine months of 2012.  The $907,000 decrease was related to lower attendance at our 2013 NASCAR event weekends at Dover International Speedway.

Event-related revenue was $9,062,000 in the first nine months of 2013 as compared to $9,789,000 in the first nine months of 2012.  The $727,000 decrease was primarily related to lower revenues from the three-day Firefly Music Festival and lower event-related revenues at our 2013 NASCAR event weekends.  For the 2012 Firefly event, we received a fee for the use of our property and we recorded the revenue and the related costs for the concession sales we managed.  For the 2013 Firefly event, we received a fee for the use of our property and a percentage of the concession sales we managed.  This reduced our revenues and expenses related to the Firefly event and resulted in a higher gross profit.

Broadcasting revenue increased to $27,445,000 in the first nine months of 2013 as compared to $26,393,000 in the first nine months of 2012 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses remained consistent at $25,795,000 in the first nine months of 2013 as compared to $25,703,000 in the first nine months of 2012.  Higher expenses for our NASCAR event weekends were offset by lower costs related to the Firefly Music Festival.  For the 2012 Firefly event, we recorded expenses related to concession sales, primarily cost of goods sold.  For the 2013 Firefly event, we received a percentage of the concession sales and were not responsible for purchasing the inventory.

General and administrative expenses remained consistent at $5,482,000 in the first nine months of 2013 as compared to $5,458,000 in the first nine months of 2012.

Depreciation expense remained consistent at $2,469,000 in the first nine months of 2013 as compared to $2,491,000 in the first nine months of 2012.

Net interest expense was $787,000 in the first nine months of 2013 as compared to $1,105,000 in the first nine months of 2012.  The decrease was due to lower average borrowings and a lower average interest rate.

Our effective income tax rates for the first nine months of 2013 and 2012 were 42.1% and 42.7%, respectively.

Liquidity and Capital Resources

Our earnings and cash flows from operating activities are seasonal in nature with all of our motorsports events occurring during the second and third quarters this year.

Net cash provided by operating activities was $2,573,000 for the first nine months of 2013 as compared to $5,306,000 for the first nine months of 2012.  The decrease in 2013 was primarily due to lower receipts from advance ticket sales as a result of the timing of our 2014 ticket renewal process and the timing of receipts related to the Firefly Music Festival which were received in October 2013.

Net cash used in investing activities was $114,000 for the first nine months of 2013 as compared to net cash provided by investing activities of $21,000 for the first nine months of 2012.  Capital expenditures of $247,000 in the first nine months of 2013 related to capital improvements and equipment purchases.  Capital expenditures were $464,000 for the first nine months of 2012 and related primarily to capital improvements.  We sold portable grandstand seating that we no longer used in 2013 that resulted in proceeds and a gain of $138,000.  We completed the sale of several parcels of land at our Gateway facility in September 2012 which resulted in net proceeds of $585,000.

Net cash used in financing activities was $2,439,000 for the first nine months of 2013 as compared to $4,567,000 for the first nine months of 2012.  We had net repayments on our outstanding line of credit of $1,620,000 in the first nine months of 2013 as compared to $4,540,000 in the first nine months of 2012.  During the first nine months of 2013, we purchased and retired 315,839 shares of our outstanding common stock in the open market at an average purchase price of $2.35 per share, not including nominal brokerage commissions.  No purchases of our equity securities from the open market were made during the nine months ended September 30, 2012.

On April 29, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014 and through the date of maturity; modify the maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”); replace the interest expense coverage ratio with a fixed charge coverage ratio; permit stock repurchases and the payment of dividends; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2013, there was $18,080,000 outstanding under the credit facility at an interest rate of 1.93%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (175 basis points at September 30, 2013).  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  At September 30, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,805,000 at September 30, 2013.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($41,000) and ($44,000), and $21,000 and ($268,000), net, in the three and nine-month periods ended September 30, 2013 and 2012, respectively, and is $1,890,000 at September 30, 2013.

We promoted six racing events in 2013 and 2012, all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.

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

NASCAR recently announced it has reached a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Nationwide Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races which started in 2013.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $50,000 on capital expenditures for the remainder of 2013.

Contractual Obligations

At September 30, 2013, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Revolving line of credit	$18,080,000	$—	$—	$18,080,000	$—
Estimated interest payments on revolving line of credit(a)	1,338,000	87,000	698,000	553,000	—
Contingent obligation(b)	1,890,000	—	—	—	1,890,000
Operating leases	32,000	5,000	26,000	1,000	—
Total contractual cash obligations	$21,340,000	$92,000	$724,000	$18,634,000	$1,890,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2013 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $18,800,000 was outstanding at September 30, 2013.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.

As of September 30, 2013 and December 31, 2012, $1,912,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2013, we paid $970,000 into the sales and incremental property tax fund and $816,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We continue to use the track for motorsports race team testing and are currently evaluating all of our options for the facility.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($41,000) and ($44,000), and $21,000 and ($268,000), net, in the three and nine-month periods ended September 30, 2013 and 2012, respectively, and is $1,890,000 at September 30, 2013.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of September 30, 2013, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,165,000, which decreased by $2,000,000 in the first nine months of 2013.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended September 30, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s current broadcast agreements, which expire in 2014, have yielded us significant cash flow. Recently, NASCAR announced it has reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to various NASCAR Sprint Cup Series races, various NASCAR Nationwide Series events and the entire NASCAR Camping World Truck Series season.  On July 23, 2013, NASCAR announced it has reached a ten-year agreement with NBC Sports Group granting exclusive rights to various NASCAR Sprint Cup Series races, various NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit the operation of Nashville Superspeedway, of which $18,800,000 was outstanding on September 30, 2013.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2013 and December 31, 2012, $1,912,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2013, we paid $970,000 into the sales and incremental property tax fund and $816,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($41,000) and ($44,000), and $21,000 and ($268,000), net, in the three and nine-month periods ended September 30, 2013 and 2012, respectively, and is $1,890,000 at September 30, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We Have A Significant Amount Of Indebtedness

As of September 30, 2013, we had total outstanding long-term debt of $18,080,000 under our credit facility.  This is in addition to the Nashville Bonds described above.  This indebtedness and any future increases in our outstanding borrowings could:

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

The following table details our purchases of equity securities for the three months ended September 30, 2013 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	11,121	$2.16	11,121	1,543,590
August 1, 2013 – August 31, 2013	69,644	$2.46	69,644	1,473,946
September 1, 2013 – September 30, 2013	155,178	$2.43	155,178	1,318,768

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

101

The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and nine-month period ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 6, 2013	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)