Form 10-K
period 2013-12-31
DOVER MOTORSPORTS INC
filed 2014-03-07
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $33,556,127 as of June 30, 2013 (the last day of our most recently completed second quarter).

As of February 28, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,130,512 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2014 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2013, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2014, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, DE for which we received a fee for the use of our property and recorded revenues and related costs for the concession sales we managed.  The three day event was promoted by Red Frog Events LLC and featured more than 40 musical acts.  The Firefly event returned on June 21-23, 2013 and featured more than 70 musical acts.  For the 2013 event, we received a fee for the use of our property and a percentage of the concession sales we managed.  The Firefly event is scheduled to return on June 20-22, 2014 with over 100 musical acts.

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

Effective March 31, 2002, we spun-off our gaming business which was then owned by our subsidiary, Dover Downs Gaming & Entertainment, Inc. (“Gaming”).  On a tax-free basis, we made a pro rata distribution of all of the capital stock of Gaming to our stockholders.  Our continuing operations subsequent to the spin-off consist solely of our motorsports activities and property rentals.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  We incurred a non-cash pre-tax impairment charge of $4,329,000 in the fourth quarter of 2013 as a result of economic conditions and their impact on real estate values (see NOTE 3 —

Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).  Additionally, we incurred non-cash pre-tax impairment charges of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 3 — Impairment Charges of the consolidated financial statements included elsewhere in this document for further discussion).  In 2011 we recorded a $2,250,000 pre-tax provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.

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

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 45 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Nationwide Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Both NASCAR Sprint Cup Series events at Dover are scheduled to be broadcast on network television in 2014.

Each of the NASCAR Nationwide Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event.  Dover International Speedway is one of only seven speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Nationwide Series events each year.  Additionally, it is one of only eight tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year.  Our fall event is the third of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.  Beginning in 2014, NASCAR has changed the format for the Chase for the NASCAR Sprint Cup races, and our fall event will now be an elimination race in the Chase.

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent seating capacity of approximately 113,000.  Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track.  The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events.  The superspeedway facility also features the Monster Bridge®.  The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities.  The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee.  The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats.  Nashville Superspeedway promoted two NASCAR Nationwide Series events and two NASCAR Camping World Truck Series events during the 2011 season.  The facility also hosted other regional and national touring events, as well as track rentals.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.

Agreements with NASCAR

Sanction agreements are entered into with NASCAR on an annual basis.  Pursuant to the typical sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition.  The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services.  NASCAR conducts the competition, arranges for the drivers, and has sole control over the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter.  NASCAR also has exclusive rights to exploit live broadcast and certain broadcast and intellectual property rights related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs.  The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue contracted for by NASCAR.  The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2014.  Our business is substantially dependent on these two agreements.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Impairment Charge Recorded in 2013

Based upon the economic conditions that existed in the fourth quarter of 2013 and their impact on real estate values, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The Nashville assets recorded on our consolidated balance sheets consist exclusively of land.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value.  Fair value of the assets for the Nashville facility was determined based on the value of owned real estate at the facility.  The long-lived assets deemed to be impaired consisted of land.

Based on the results of this analysis, we recorded a non-cash pre-tax impairment charge in the fourth quarter of 2013 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville facility	$30,329,000	$26,000,000	$4,329,000

Impairment Charge Recorded in 2011

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

Based on the results of this analysis, we recorded a non-cash pre-tax impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

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

Seasonality

We derive substantially all of our total revenues from admissions, television broadcast rights and other event-related revenue attributable to two major motorsports event weekends held in the spring and fall.  As a result, our business is highly seasonal.

Employees

As of December 31, 2013, we had approximately 50 full-time employees and 7 part-time employees.  We engage temporary personnel to assist during our motorsports racing season, many of whom are volunteers.  We believe that we enjoy a good relationship with our employees.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our Internet website is www.dovermotorsports.com.  We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, proxy statement, Section 16 reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s current broadcast agreements, which expire in 2014, have yielded us significant cash flow.  NASCAR announced it has reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to various NASCAR Sprint Cup Series races, various NASCAR Nationwide Series events and the entire NASCAR Camping World Truck Series season.  On July 23, 2013, NASCAR announced it has reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to various NASCAR Sprint Cup Series races, various NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

Our Motorsports Events Face Intense Competition For Attendance, Television Viewership And Sponsorship

We compete with other auto speedways for the patronage of motor racing spectators as well as for sponsorships.  Moreover, racing events sanctioned by different organizations are often held on the same dates at different tracks.  The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences and amenities, among other things, distinguish the motorsports facilities.  In addition, all of our events compete with other sports and recreational events scheduled on the same dates.  As a result, our revenues and operations are affected not only by our ability to compete in the motorsports promotion market, but also by the availability of alternative spectator sports events, forms of entertainment, changing consumer preferences and opportunities for corporations to acquire sponsorships.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding on December 31, 2013.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2013 and 2012, $1,908,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in June and September.  As a result, quarterly earnings will vary.

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

Our Success Depends On The Availability And Performance Of Key Personnel

Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience.  Our inability to retain and attract key employees in the future could have a negative effect on our operations and business plans.

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

Regulations governing the use and development of real estate may prevent us from acquiring or developing facilities, substantially delay or complicate the process of improving facilities, and/or increase the costs of any of such activities.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2013, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                 Properties

Dover International Speedway

Dover International Speedway is located in Dover, Delaware, on approximately 770 acres of land we own.  Prior to the spin-off of Gaming from our company in 2002, both companies shared certain real property in Dover, Delaware.  At the time of the spin-off, some of this real property was transferred to Gaming to ensure that the real property holdings of each company were aligned with its past uses and future business needs.  During its harness racing season, Gaming has historically used the 5/8-mile harness racing track that is located on our property and is on the inside of our one-mile motorsports superspeedway.  In order to continue this historic use, we granted a perpetual easement to the harness track to Gaming at the time of the spin-off.  This perpetual easement allows Gaming to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that Gaming maintain the harness track but does not require the payment of any rent.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Monster Mile,” “Miles the Monster,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” “Concrete Monster,” and “Take a Kid to the Races.”  We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 28, 2014, there were 18,130,512 shares of common stock and 18,510,975 shares of Class A common stock outstanding.  There were 832 holders of record for common stock and 12 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2013 and 2012 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2013	$2.60	$2.11	$0.05
September 30, 2013	$2.75	$2.10	None
June 30, 2013	$2.19	$1.88	None
March 31, 2013	$2.00	$1.62	None

December 31, 2012	$1.88	$1.35	$0.04
September 30, 2012	$1.55	$1.20	None
June 30, 2012	$1.58	$1.17	None
March 31, 2012	$1.62	$1.02	None

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

The following table details our purchases of equity securities for the three months ended December 31, 2013 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	17,547	$2.36	17,547	1,301,221
November 1, 2013 – November 30, 2013	109,140	$2.40	109,140	1,192,081
December 1, 2013 – December 31, 2013	—	—	—	1,192,081

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $477,000, $424,000 and $598,000 of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Expenses that are not directly related to a specific event are recorded as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, marketing and other expenses associated with the promotion of our racing events.

Our operating results for the 2013 race season reflect a decrease in admissions revenue.  Management believes that our admissions revenue continues to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel, food and health-care costs, high unemployment, difficult housing and credit markets, low levels of consumer confidence, stock market volatility and other economic factors, adversely impacting recreational and entertainment spending. The strength and duration of recovery in the United States economy currently remains uncertain.  Higher fuel, food or health-care costs could significantly impact consumer spending and our future results.  Changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results.  Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions.  Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates.  Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers.  Whether or when these conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights contracts. For example, the term of the existing eight-year NASCAR television broadcast agreement is through 2014, and as discussed further below in “Liquidity and Capital Resources,” NASCAR has announced new expanded multi-year, multi-platform broadcasting rights agreements for the yearly racing season beginning in 2015 through 2024. Management believes the attractive demographics surrounding motorsports continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Admissions revenue was $9,521,000 in 2013 as compared to $10,428,000 in 2012.  The $907,000 decrease was related to lower attendance at our 2013 NASCAR event weekends at Dover International Speedway.

Event-related revenue was $9,190,000 in 2013 as compared to $9,889,000 in 2012.  The $699,000 decrease was primarily related to lower revenues from the three-day Firefly Music Festival and, to a lesser extent, lower event-related revenues at our 2013 NASCAR event weekends.  For the 2012 Firefly event, we received a fee for the use of our property and we recorded the revenue and the related costs for the concession sales we managed.  For the 2013 Firefly event, we received a fee for the use of our property and a percentage of the concession sales we managed.  This reduced our revenues and expenses related to the Firefly event; however, it resulted in a higher gross profit.

Broadcasting revenue increased to $27,445,000 in 2013 as compared to $26,404,000 in 2012 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses remained consistent at $26,648,000 in 2013 as compared to $26,688,000 in 2012.  Higher expenses for our NASCAR event weekends were offset by lower costs related to the Firefly Music Festival.  For the 2012 Firefly event, we recorded expenses related to concession sales, primarily cost of goods sold.  For the 2013 Firefly event, we received a percentage of the concession sales and were not responsible for purchasing the inventory.

We concluded in the fourth quarter of 2013 that it was necessary for us to review the carrying value of the long-lived assets of our Nashville facility for impairment.  Based on the results of this analysis, we recorded a $4,329,000 non-cash pre-tax impairment charge in the fourth quarter of 2013 to write-down the carrying value of long-lived assets at our Nashville facility to fair value.

General and administrative expenses decreased to $7,252,000 in 2013 as compared to $7,560,000 in 2012.  The $308,000 decrease was primarily related to lower employee wages and benefit costs.

Depreciation expense remained consistent at $3,291,000 in 2013 as compared to $3,314,000 in 2012.

Net interest expense was $959,000 in 2013 as compared to $1,396,000 in 2012.  The decrease was due to lower average borrowings and a lower average interest rate.

Our effective income tax rates for 2013 and 2012 were 48.7% and 43.3%, respectively.  The increase in our effective income tax rate was primarily due to changes in the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, another subsidiary with state tax losses has no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carry-forwards.

Earnings before income taxes was $3,949,000 in 2013 as compared to $8,062,000 in 2012. Excluding the non-cash pre-tax impairment charge and benefit for contingent obligation, net, our adjusted earnings before income taxes was $8,187,000 in 2013 as compared to $7,746,000 in 2012.

	2013	2012
Earnings before income taxes	$3,949,000	$8,062,000
Non-cash impairment charge	4,329,000	—
Benefit for contingent obligation, net	(91,000)	(316,000)
Adjusted earnings before income taxes	$8,187,000	$7,746,000

Net earnings was $2,024,000 in 2013 as compared to $4,571,000 in 2012.  Excluding the non-cash impairment charge and benefit for contingent obligation, net of income taxes, our adjusted net earnings was $4,784,000 in 2013 as compared to $4,384,000 in 2012.

	2013	2012
Net earnings	$2,024,000	$4,571,000
Non-cash impairment charge, net of income taxes	2,814,000	—
Benefit for contingent obligation, net of income taxes	(54,000)	(187,000)
Adjusted net earnings	$4,784,000	$4,384,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings before income taxes and non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the non-cash impairment charge and benefit for contingent obligation.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings before income taxes and net earnings which is determined in accordance with GAAP.

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

Earnings (loss) before income taxes was $8,062,000 in 2012 as compared to ($13,207,000) in 2011.  Excluding the non-cash pre-tax impairment charges and (benefit) provision for contingent obligation, net, our adjusted earnings before income taxes was $7,746,000 in 2012 as compared to $4,730,000 in 2011.

	2012	2011
Earnings (loss) before income taxes	$8,062,000	$(13,207,000)
Non-cash impairment charges	—	15,687,000
(Benefit) provision for contingent obligation, net	(316,000)	2,250,000
Adjusted earnings before income taxes	$7,746,000	$4,730,000

Net earnings (loss) was $4,571,000 in 2012 as compared to ($9,114,000) in 2011. Excluding the non-cash impairment charges, net of income taxes and (benefit) provision for contingent obligation, net of income taxes, our adjusted net earnings was $4,384,000 in 2012 as compared to $2,419,000 in 2011.

	2012	2011
Net earnings (loss)	$4,571,000	$(9,114,000)
Non-cash impairment charges, net of income taxes	—	10,197,000
(Benefit) provision for contingent obligation, net of income taxes	(187,000)	1,336,000
Adjusted net earnings	$4,384,000	$2,419,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings from continuing operations before income taxes and non-GAAP adjusted earnings from continuing operations is derived by adjusting amounts determined in accordance with GAAP for the non-cash impairment charges and (benefit) provision for contingent obligation.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings (loss) from continuing operations before income taxes and earnings (loss) from continuing operations which is determined in accordance with GAAP.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters this year.

Net cash provided by operating activities was $8,143,000 in 2013 as compared to $10,945,000 in 2012.  The decrease was primarily due to higher income tax payments in 2013 and lower receipts from advance ticket sales primarily as a result of a delay in the timing of our 2014 ticket renewal process.

Net cash used in investing activities was $189,000 in 2013 as compared to net cash provided by investing activities of $17,000 in 2012.  Capital expenditures of $315,000 in 2013 related to facility improvements and equipment purchases.  Capital expenditures were $468,000 in 2012 and related primarily to facility improvements.  We sold portable grandstand seating that we no longer used in 2013 that resulted in proceeds and a gain of $138,000.  We completed the sale of several parcels of land at our Gateway facility in September 2012 which resulted in net proceeds of $585,000.

Net cash used in financing activities was $7,965,000 in 2013 as compared to $10,962,000 in 2012.  We had net repayments on our outstanding line of credit of $4,880,000 in 2013 as compared to $9,460,000 in 2012.  We paid $1,831,000 and $1,475,000 in cash dividends during 2013 and 2012, respectively.  During 2013, we purchased and retired 442,526 shares of our outstanding common stock in the open market at an average purchase price of $2.36 per share, not including nominal brokerage commissions.  No purchases of our equity securities from the open market were made during 2012.  As a result of modifying our credit agreement in 2013, we paid $125,000 in bank fees.

On April 29, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014 and through the date of maturity; modify the maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”); replace the interest expense coverage ratio with a fixed charge coverage ratio; remove any restrictions on the amount of stock repurchases and dividend payments; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2013, there was $14,820,000 outstanding under the credit facility at an interest rate of 1.67%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2013).  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  At December 31, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $8,565,000 at December 31, 2013.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.

We promoted six racing events in 2013 and 2012, and are scheduled to promote six events in 2014, all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.

Broadcasting revenues continue to be a significant long-term revenue source for our business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks, which is expected to continue for the foreseeable future. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR (as were the new contracts discussed below). Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming year. Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

NASCAR announced it has reached a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Nationwide Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races which started in 2013.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $2,000,000 on capital expenditures during 2014.  Additionally, we expect to contribute approximately $50,000 to our pension plans during 2014.

Contractual Obligations

At December 31, 2013, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit	$14,820,000	$—	$—	$14,820,000	$—
Estimated interest payments on revolving line of credit(a)	886,000	247,000	495,000	144,000	—
Contingent obligation(b)	1,843,000	—	—	—	1,843,000
Operating leases	27,000	15,000	12,000	—	—
Pension contributions	50,000	50,000	—	—	—
Total contractual cash obligations	$17,626,000	$312,000	$507,000	$14,964,000	$1,843,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2013 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at December 31, 2013.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.

As of December 31, 2013 and 2012, $1,908,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2013, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,360,000, which decreased by $1,805,000 in 2013.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

We have recorded several impairment charges relating to our Midwest tracks to reduce the carrying value of the tracks to their then estimated fair value.  Fair value was based on either independent third party appraisals or pending/completed sales transactions.

Determining fair value involves the use of estimates and assumptions.  We employ estimates and assumptions that we believe to be reasonable but that are inherently uncertain and subject to change.  In certain cases, industry events beyond our control have to be factored into our fair value analysis.  Our initial impairment charge in 2006 was to all three Midwest tracks and resulted from a reduction in projected future cash flows based on new broadcast agreements with NASCAR.  An additional impairment charge in 2008 resulted from (i) the decline in economic conditions and its impact on our projected operations, (ii) a lower than anticipated allocation of contractual revenue from NASCAR, and (iii) an agreement of sale for one of our Midwest tracks at a selling price lower than its carrying value.  Additional impairment charges were taken in 2009, 2010 and 2011 and were primarily the result of the expiration in 2009 of an agreement of sale for one track that had previously formed the basis for the track’s carrying value, the cessation of operations at another track announced in 2010 and the cessation of operations at the third track announced in 2011.  Following these charges, the carrying value of the remaining assets has been reduced to land value.  The impairment charge recorded in 2013 was a result of economic conditions and their impact on real estate values.

We no longer conduct motorsports events at either of the remaining properties of our former Midwest tracks.  We continue to own land with an appraised fair value of approximately $630,000 near one of our former facilities and have exited from the various property leases under which we previously operated.  The appraised fair value of the remaining facility primarily consists of its land value of approximately $26,000,000 for approximately 1,400 acres.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, expected long-term rate of return on assets and mortality.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Item 8.                                 Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 28.

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

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)        Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

(c)             Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

We have a Code of Business Conduct applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  We also have a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions Policy applicable to all directors and executive officers.  Copies of these Codes and other corporate governance documents are available on our website at www.dovermotorsports.com under the heading, Investor Relations.  We will post on our website any amendments to, or waivers from, these Codes as required by law.

Executive Officers of the Registrant.  As of December 31, 2013, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	67	11/79 to date

Michael A. Tatoian	Executive Vice President	53	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	47	4/08 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	54	7/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	55	7/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 14 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 34 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 25 years experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR

Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Equity Compensation Plan Information

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

Securities authorized for issuance under equity compensation plans at December 31, 2013 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	401,374

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	401,374

Item 13.                          Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Item 14.                          Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Part IV

Item 15.                          Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements — See accompanying Index to Consolidated Financial Statements on page 28.

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

2.2                   Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1                   Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q dated April 28, 2000).

3.2                   Amended and Restated By-laws of Dover Motorsports, Inc. dated October 23, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated October 23, 2013).

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

10.3            Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.4            Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event to be held on June 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated November 18, 2013).

10.5            Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event to be held on September 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated November 18, 2013).

10.6            Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 17, 2006).

10.7            Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated July 26, 2007).

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

10.11     Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q dated August 6, 2004).

10.12     Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 5, 2008).

10.13     Amendment to certain agreements between Dover Motorsports, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.14     Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.15     Form of Restricted Stock Grant Agreement Used with Dover Motorsports, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q dated November 3, 2004).

10.16     Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 30, 2009).

10.17     Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Form 8-K dated January 3, 2014).

10.18     Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 29, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2013).

10.19     Modification Letter to Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 2, 2012).

10.20     Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 9, 2012).

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

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1            Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

101               The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 7, 2014	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 7, 2014
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 7, 2014
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 7, 2014
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 7, 2014
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 7, 2014
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 7, 2014
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 7, 2014
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 7, 2014
Denis McGlynn	and Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings (loss) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania

March 7, 2014

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Admissions	$9,521	$10,428	$13,633
Event-related	9,190	9,889	10,309
Broadcasting	27,445	26,404	27,778
Other	24	26	150
	46,180	46,747	51,870
Expenses:
Operating and marketing	26,648	26,688	31,926
Impairment charges	4,329	—	15,687
General and administrative	7,252	7,560	8,329
Depreciation	3,291	3,314	4,588
	41,520	37,562	60,530

Operating earnings (loss)	4,660	9,185	(8,660)

Interest expense, net	(959)	(1,396)	(2,245)
Other income (expense)	157	(48)	15
Benefit (provision) for contingent obligation	91	321	(2,250)
Loss on extinguishment of debt	—	—	(67)

Earnings (loss) from continuing operations before income taxes	3,949	8,062	(13,207)

Income tax (expense) benefit	(1,925)	(3,491)	4,093

Earnings (loss) from continuing operations	2,024	4,571	(9,114)

Loss from discontinued operation, net of income tax benefit	—	—	(71)

Net earnings (loss)	2,024	4,571	(9,185)

Unrealized gain (loss) on available-for-sale securities, net of income taxes	34	27	(22)

Change in pension net actuarial loss and prior service cost, net of income taxes	897	(265)	(706)

Comprehensive income (loss)	$2,955	$4,333	$(9,913)

Net earnings (loss) per common share — basic:
Continuing operations	$0.05	$0.12	$(0.25)
Discontinued operation	—	—	—
Net earnings (loss)	$0.05	$0.12	$(0.25)

Net earnings (loss) per common share — diluted:
Continuing operations	$0.05	$0.12	$(0.25)
Discontinued operation	—	—	—
Net earnings (loss)	$0.05	$0.12	$(0.25)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$4	$15
Accounts receivable	28	224
Inventories	114	124
Prepaid expenses and other	1,050	1,222
Receivable from Dover Downs Gaming & Entertainment, Inc.	4	—
Income taxes receivable	22	—
Deferred income taxes	76	78
Total current assets	1,298	1,663

Property and equipment, net	85,591	92,896
Other assets	919	738
Deferred income taxes	336	490
Total assets	$88,144	$95,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25	$145
Accrued liabilities	2,887	2,903
Income taxes payable	—	132
Deferred revenue	1,743	2,719
Total current liabilities	4,655	5,899

Revolving line of credit	14,820	19,700
Liability for pension benefits	1,521	3,065
Provision for contingent obligation	1,843	1,934
Deferred income taxes	16,926	17,096
Total liabilities	39,765	47,694

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,019,722 and 18,362,798, respectively	1,802	1,836
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,362	102,166
Accumulated deficit	(55,063)	(55,256)
Accumulated other comprehensive loss	(1,573)	(2,504)
Total stockholders’ equity	48,379	48,093
Total liabilities and stockholders’ equity	$88,144	$95,787

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net earnings (loss)	$2,024	$4,571	$(9,185)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	3,291	3,314	4,588
Amortization of credit facility fees	219	228	382
Stock-based compensation	291	313	407
Deferred income taxes	(836)	2,489	(4,935)
(Benefit) provision for contingent obligation	(91)	(321)	2,250
Gain on sale of property and equipment	(138)	—	—
Impairment charges	4,329	—	15,687
Loss on sale of land	—	52	—
Loss on extinguishment of debt	—	—	67
Changes in assets and liabilities:
Accounts receivable	196	465	150
Inventories	10	(9)	86
Prepaid expenses and other	(34)	(3)	174
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(4)	11	(29)
Income taxes receivable/payable	30	(13)	21
Accounts payable	(120)	29	(30)
Accrued liabilities	(39)	274	(965)
Deferred revenue	(976)	(410)	(515)
Other liabilities	(9)	(45)	(295)
Net cash provided by operating activities	8,143	10,945	7,858

Investing activities:
Capital expenditures	(315)	(468)	(258)
Proceeds from sale of property and equipment	138	585	1,875
Purchase of available-for-sale securities	(102)	(100)	(532)
Proceeds from sale of available-for-sale securities	90	—	526
Net cash (used in) provided by investing activities	(189)	17	1,611

Financing activities:
Borrowings from revolving line of credit	28,760	21,300	60,700
Repayments on revolving line of credit	(33,640)	(30,760)	(69,740)
Dividends paid	(1,831)	(1,475)	—
Repurchase of common stock	(1,129)	(27)	(52)
Credit facility fees	(125)	—	(431)
Net cash used in financing activities	(7,965)	(10,962)	(9,523)

Net decrease in cash	(11)	—	(54)
Cash, beginning of year	15	15	69
Cash, end of year	$4	$15	$15

Supplemental information:
Interest paid	$784	$1,216	$2,330
Income tax payments	$2,779	$1,015	$781

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2013, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2014, we are scheduled to promote six events, all of which will be sanctioned by NASCAR and held at Dover International Speedway.  Total revenues from these events were approximately 97%, 96% and 91% of total revenues for 2013, 2012 and 2011, respectively.

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

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  We incurred a non-cash pre-tax impairment charge of $4,329,000 in the fourth quarter of 2013 as a result of economic conditions and their impact on real estate values (see NOTE 3 — Impairment Charges for further discussion).  Additionally, we incurred a non-cash pre-tax impairment charge of $15,687,000 and severance costs of approximately $150,000 in the third quarter of 2011 as a result of our decision to no longer promote NASCAR events at this facility (see NOTE 3 — Impairment Charges for further discussion).  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 13 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  In September 2012, we sold all but one parcel of land we owned at the Gateway facility for $585,000 and recognized a loss on sale of $52,000.  We continue to own approximately 14 acres of undeveloped land near the Gateway facility (see NOTE 4 — Discontinued Operation for further discussion).

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 9 — Pension Plans, NOTE 10 — Stockholders’ Equity and NOTE 11 — Fair Value Measurements for further discussion.

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

Impairment of long-lived assets—Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value is determined using valuation techniques such as the comparable sales approach based on either independent third party appraisals or pending/completed sales transactions.  See NOTE 3 — Impairment Charges for further discussion.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of December 31, 2013, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,360,000, which decreased by $1,805,000 in 2013.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $477,000, $424,000 and $598,000 of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

We were responsible for collecting sales taxes from our customers on certain revenue generating activities at our Midwest facilities and remitting these taxes to the appropriate governmental taxing authority.  We included sales taxes in admissions and event-related revenues in our consolidated statements of earnings (loss) and comprehensive income (loss) with an equal amount in operating and marketing expenses.  There were no sales taxes included in revenues or expenses for 2013 or 2012.  Sales taxes included in revenues and expenses for the year ended December 31, 2011 were $143,000.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $1,160,000, $1,093,000 and $1,526,000 in 2013, 2012 and 2011, respectively.

Net earnings (loss) per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings (loss) per common share (“EPS”) is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	2013	2012	2011
Net earnings (loss) per common share — basic:
Net earnings (loss)	$2,024	$4,571	$(9,185)
Allocation to nonvested restricted stock awards	33	67	—
Net earnings (loss) available to common stockholders	$1,991	$4,504	$(9,185)

Weighted-average shares outstanding	36,252	36,299	36,194

Net earnings (loss) per common share — basic	$0.05	$0.12	$(0.25)

Net earnings (loss) per common share — diluted:
Net earnings (loss)	$2,024	$4,571	$(9,185)
Allocation to nonvested restricted stock awards	33	67	—
Net earnings (loss) available to common stockholders	$1,991	$4,504	$(9,185)

Weighted-average shares and dilutive shares outstanding	36,252	36,299	36,194

Net earnings (loss) per common share — diluted	$0.05	$0.12	$(0.25)

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $291,000, $313,000 and $407,000 as general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively.  We recorded income tax benefits (expense) of $56,000, ($4,000) and $32,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 3 — Impairment Charges

Impairment Charge Recorded in 2013

Based upon the economic conditions that existed in the fourth quarter of 2013 and their impact on real estate values, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The Nashville assets recorded on our consolidated balance sheets consist exclusively of land.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

Since the carrying amount of the assets exceeded the fair value, an impairment charge was recognized by the amount by which the carrying amount of the assets exceeded the fair value.  Fair value of the assets for the Nashville facility was determined based on the value of owned real estate at the facility.  The long-lived assets deemed to be impaired consisted of land.

Based on the results of this analysis, we recorded a non-cash pre-tax impairment charge in the fourth quarter of 2013 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville facility	$30,329,000	$26,000,000	$4,329,000

Impairment Charge Recorded in 2011

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

Based on the results of this analysis, we recorded a non-cash pre-tax impairment charge in the third quarter of 2011 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville facility	$46,016,000	$30,329,000	$15,687,000

NOTE 4 — Discontinued Operation

The results of operations for our Gateway facility are being reported as a discontinued operation and accordingly, the accompanying consolidated financial statements report separately the operating results of this discontinued operation.

Summarized results of operations for our Gateway facility are as follows for the year ended December 31, 2011:

2011
Revenues	$2,000
Loss from discontinued operation before income taxes	(109,000)
Income tax benefit of discontinued operation	38,000
Loss from discontinued operation	(71,000)

There were no results of operations for our Gateway facility for 2013 or 2012.  Additionally, there were no assets or liabilities of the discontinued operation in the consolidated balance sheet as of December 31, 2013 or 2012.

NOTE 5 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2013	2012
Land	$41,916,000	$46,245,000
Facilities	85,349,000	85,209,000
Furniture, fixtures and equipment	6,955,000	6,794,000
	134,220,000	138,248,000
Less accumulated depreciation	(48,629,000)	(45,352,000)
	$85,591,000	$92,896,000

Depreciation expense was $3,291,000, $3,314,000 and $4,588,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2013	2012
Payroll and related items	$436,000	$426,000
Real estate taxes	984,000	997,000
Pension	729,000	707,000
Other	738,000	773,000
	$2,887,000	$2,903,000

NOTE 7 — Long-Term Debt

On April 29, 2013, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, modified our secured credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to July 31, 2017; reduce the maximum borrowing limit to $50,000,000 as of April 29, 2013, to $42,500,000 as of December 31, 2013 and to $35,000,000 as of December 31, 2014 and through the date of maturity; modify the maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”); replace the interest expense coverage ratio with a fixed charge coverage ratio; remove any restrictions on the amount of stock repurchases and dividend payments; and provide that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2013, there was $14,820,000 outstanding under the credit facility at an interest rate of 1.67%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2013).  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  At December 31, 2013, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $8,565,000 at December 31, 2013.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 8 — Income Taxes

The current and deferred income tax (expense) benefit from continuing operations is as follows:

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$(1,869,000)	$(136,000)	$—
State	(892,000)	(866,000)	(803,000)
	(2,761,000)	(1,002,000)	(803,000)
Deferred:
Federal	773,000	(2,520,000)	4,737,000
State	63,000	31,000	159,000
	836,000	(2,489,000)	4,896,000
Total income tax (expense) benefit	$(1,925,000)	$(3,491,000)	$4,093,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2013	2012	2011
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	13.4%	6.9%	3.4%
Valuation allowance	0.1%	(0.4)%	(6.4)%
Non-deductible stock based compensation	1.6%	1.6%	—
Other	(1.4)%	0.2%	(1.0)%
Effective income tax rate	48.7%	43.3%	31.0%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2013	2012
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,846,000	$2,429,000
Net operating loss carry-forwards	11,070,000	13,947,000
Total deferred income tax assets	12,916,000	16,376,000

Deferred income tax liabilities:
Depreciation	(19,070,000)	(20,739,000)
	(19,070,000)	(20,739,000)
Valuation allowance	(10,360,000)	(12,165,000)
Net deferred income tax liability	$(16,514,000)	$(16,528,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$76,000	$78,000
Noncurrent deferred income tax assets	336,000	490,000
Noncurrent deferred income tax liabilities	(16,926,000)	(17,096,000)
	$(16,514,000)	$(16,528,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2033).  At December 31, 2013, we have available state net operating loss carryforwards of $217,062,000.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, (decreased) increased in 2013, 2012 and 2011 by ($1,805,000), ($24,000) and $1,777,000, respectively.

Interest expense on uncertain income tax positions is recorded as a component of interest expense.  The uncertain income tax positions related to the appropriate period to depreciate certain of our assets and do not affect our effective income tax rate or our reported earnings.  During 2011, our liability relating to uncertain income tax positions decreased by $1,241,000 from the expiration of the statute of limitations.

No interest expense was recorded on our uncertain income tax positions in 2013, 2012 or 2011.  During 2011, we reversed $122,000 of previously recorded interest expense on uncertain income tax positions which are no longer subject to examination.  There is no accrued interest on uncertain income tax positions as of December 31, 2013 or 2012.

The following table sets forth the changes in our uncertain income tax positions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Uncertain income tax positions at beginning of year	$—	$—	$1,241,000
Increases as a result of tax positions taken during prior years	—	—	—
Decreases as a result of tax positions taken during prior years	—	—	—
Decreases as a result of lapse of statute of limitations	—	—	(1,241,000)
Uncertain income tax positions at end of year	$—	$—	$—

We file income tax returns with the Internal Revenue Service (“IRS”) and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2013, tax years after 2009 remain open to examination for federal and Delaware income tax purposes.

NOTE 9 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $768,000 and $680,000 as of December 31, 2013 and 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 11 — Fair Value Measurements).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2013 and 2012, we recorded an expense of $60,000 and $60,000, respectively, related to the SERP and contributed $55,000 and $0, respectively, to the plan.  The liability for pension benefits was $65,000 and $60,000 as of December 31, 2013 and 2012, respectively.

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$10,736,000	$9,722,000
Interest cost	443,000	454,000
Actuarial (gain) loss	(1,013,000)	735,000
Benefits paid	(182,000)	(188,000)
Other	(2,000)	13,000
Benefit obligation at end of year	9,982,000	10,736,000

Change in plan assets:
Fair value of plan assets at beginning of year	7,024,000	6,347,000
Actual gain on plan assets	951,000	714,000
Employer contribution	4,000	151,000
Benefits paid	(182,000)	(188,000)
Fair value of plan assets at end of year	7,797,000	7,024,000

Unfunded status	$(2,185,000)	$(3,712,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2013	2012
Accrued benefit cost	$(729,000)	$(707,000)
Liability for pension benefits	(1,456,000)	(3,005,000)
	$(2,185,000)	$(3,712,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2013	2012
Net actuarial loss, pre-tax	$2,743,000	$4,255,000

The accumulated benefit obligation for our pension plans was $9,982,000 and $10,736,000, respectively, as of December 31, 2013 and 2012.

The components of net periodic pension (benefit) cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Service cost	$—	$—	$153,000
Interest cost	443,000	454,000	491,000
Expected return on plan assets	(552,000)	(508,000)	(526,000)
Curtailment loss	—	—	45,000
Recognized net actuarial loss	100,000	80,000	139,000
Net amortization	—	—	10,000
	$(9,000)	$26,000	$312,000

For the year ending December 31, 2014, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated other comprehensive loss as of December 31, 2013:

Actuarial loss	$59,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2013, 2012 and 2011, and the actuarial value of the benefit obligation at December 31, 2013 and 2012 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2013	2012	2011	2013	2012
Weighted-average discount rate	4.4%	5.0%	6.1%	5.0%	4.4%
Weighted-average rate of compensation increase	n/a	n/a	4.0%	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.5%	n/a	n/a

The weighted-average discount rates were determined by matching estimated benefit cash flows to a yield curve derived from long-term, high-quality corporate bond curves.

For 2013, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

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

The fair values of our pension assets as of December 31, 2013 by asset category are as follows (refer to NOTE 11 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$779,000	$779,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,583,000	1,583,000	—	—
Equity-mid cap	721,000	721,000	—	—
Equity-small cap	158,000	158,000	—	—
Equity-international	1,086,000	1,086,000	—	—
Fixed income	2,831,000	2,831,000	—	—
Real estate	346,000	346,000	—	—
Money market	293,000	293,000	—	—
Total mutual funds/ETFs	7,018,000	7,018,000	—	—
Grand total	$7,797,000	$7,797,000	$—	$—

The fair values of our pension assets as of December 31, 2012 by asset category are as follows (refer to NOTE 11 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$693,000	$693,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,416,000	1,416,000	—	—
Equity-mid cap	622,000	622,000	—	—
Equity-small cap	141,000	141,000	—	—
Equity-international	992,000	992,000	—	—
Fixed income	2,607,000	2,607,000	—	—
Real estate	380,000	380,000	—	—
Money market	173,000	173,000	—	—
Total mutual funds/ETFs	6,331,000	6,331,000	—	—
Grand total	$7,024,000	$7,024,000	$—	$—

We expect to contribute approximately $50,000 to our pension plans in 2014.

Estimated future benefit payments are as follows:

2014	$1,045,000
2015	$357,000
2016	$366,000
2017	$383,000
2018	$444,000
2019-2023	$2,437,000

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Beginning on January 1, 2012, we increased our matching contributions to the 401(k) plan in connection with the freezing of our defined benefit pension plan.  Our matching contributions to the 401(k) plan were $110,000 and $108,000 in 2013 and 2012, respectively.  Matching contributions were insignificant for 2011.

NOTE 10 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,820	$1,851	$101,541	$(49,167)	$(1,538)
Net loss	—	—	—	(9,185)	—
Issuance of restricted stock awards, net of forfeitures	11	—	(11)	—	—
Stock-based compensation	—	—	407	—	—
Repurchase and retirement of common stock	(3)	—	(49)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $14	—	—	—	—	(22)
Change in net actuarial loss and prior service cost, net of income tax benefit of $484	—	—	—	—	(706)
Balance at December 31, 2011	1,828	1,851	101,888	(58,352)	(2,266)
Net earnings	—	—	—	4,571	—
Dividends paid, $0.04 per share	—	—	—	(1,475)	—
Issuance of restricted stock awards, net of forfeitures	10	—	(10)	—	—
Stock-based compensation	—	—	313	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $19	—	—	—	—	27
Change in net actuarial loss and prior service cost, net of income tax benefit of $182	—	—	—	—	(265)
Balance at December 31, 2012	1,836	1,851	102,166	(55,256)	(2,504)
Net earnings	—	—	—	2,024	—
Dividends paid, $0.05 per share	—	—	—	(1,831)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	291	—	—
Repurchase and retirement of common stock	(47)	—	(1,082)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $23	—	—	—	—	34
Change in net actuarial loss and prior service cost, net of income tax expense of $615	—	—	—	—	897
Balance at December 31, 2013	$1,802	$1,851	$101,362	$(55,063)	$(1,573)

As of December 31, 2013 and 2012, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2013	2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,117,000 and $1,732,000, respectively	$(1,626,000)	$(2,523,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $38,000 and $15,000, respectively	53,000	19,000
Accumulated other comprehensive loss	$(1,573,000)	$(2,504,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During 2013, we purchased and retired 442,526 shares of our outstanding common stock at an average purchase price of $2.36 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during 2012 or 2011.  At December 31, 2013, we had remaining repurchase authority of 1,192,081 shares.

During the years ended December 31, 2013, 2012 and 2011, we purchased and retired 33,950, 23,779 and 29,575 shares of our outstanding common stock at an average purchase price of $1.80, $1.16 and $1.76 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2013, there were 401,374 shares available for granting options or stock awards.

There were no outstanding stock options as of December 31, 2011 or thereafter.  No stock options were granted or exercised during the three year period ending December 31, 2013.  No compensation expense was recognized related to stock options for the years ended December 31, 2013, 2012 or 2011.

Nonvested restricted stock activity for the year ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	574,000	$2.04
Granted	153,000	$1.80
Vested	(133,400)	$2.96
Forfeited	(19,600)	$1.64
Nonvested at December 31, 2013	574,000	$1.77

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 based on the weighted average grant date fair value was $394,000, $474,000 and $547,000, respectively.  The grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $1.80, $1.04 and $1.78, respectively.  We recorded compensation expense of $291,000, $313,000 and $407,000 related to restricted stock awards for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, there was $502,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
2013:
Available-for-sale securities	$768,000	$768,000	$—	$—

2012:
Available-for-sale securities	$680,000	$680,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2013 and 2012, there was $14,820,000 and $19,700,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 7 — Long-Term Debt and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3	2013 Losses
Long-lived assets held and used	$26,000,000	$—	$—	$26,000,000	$4,329,000

Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate (refer to NOTE 3 — Impairment Charges for further discussion).

NOTE 12 — Related Party Transactions

During the years ended December 31, 2013, 2012 and 2011, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,854,000, $1,865,000 and $1,963,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $220,000, $217,000 and $347,000, respectively, to Gaming for the years ended December 31, 2013, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $801,000, $804,000 and $855,000, during the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, we invoiced Gaming $294,000, $381,000 and $397,000, during 2013, 2012 and 2011, respectively, for a skybox suite, tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2013, our consolidated balance sheet included a $4,000 receivable from Gaming for the aforementioned items.  We settled this item in January of 2014.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Timothy R. Horne, Denis McGlynn, Jeffrey W. Rollins, R. Randall Rollins, Richard K. Struthers and Henry B. Tippie are all Directors of Dover Motorsports, Inc. and Gaming.  Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of Gaming.

NOTE 13 — Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2016.  Total rental payments charged to operations amounted to $44,000, $52,000 and $96,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at December 31, 2013.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2013 and 2012, $1,908,000 and $1,758,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2012, 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $91,000 and $316,000, net, in 2013 and 2012, respectively, and is $1,843,000 at December 31, 2013.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,700,000 to $9,500,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $2,900,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 14 — Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31(a)
Year Ended December 31, 2013
Revenues	$116,000	$24,465,000	$21,470,000	$129,000
Operating (loss) earnings	$(3,674,000)	$8,679,000	$7,300,000	$(7,645,000)
Net (loss) earnings	$(2,279,000)	$4,903,000	$4,158,000	$(4,758,000)
Net (loss) earnings per common share — basic	$(0.06)	$0.13	$0.11	$(0.13)
Net (loss) earnings per common share — diluted	$(0.06)	$0.13	$0.11	$(0.13)

Year Ended December 31, 2012
Revenues	$126,000	$23,719,000	$22,773,000	$129,000
Operating (loss) earnings	$(3,781,000)	$8,596,000	$8,151,000	$(3,781,000)
Net (loss) earnings	$(2,623,000)	$5,018,000	$4,532,000	$(2,356,000)
Net (loss) earnings per common share — basic	$(0.07)	$0.14	$0.12	$(0.07)
Net (loss) earnings per common share — diluted	$(0.07)	$0.14	$0.12	$(0.07)

(a)            During the fourth quarter of 2013, we recorded a non-cash pre-tax impairment charge of $4,329,000 ($2,814,000 after income taxes) related to our long-lived assets at our Nashville Superspeedway facility.  See NOTE 3 — Impairment Charges.

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters.