Form 10-Q
period 2014-03-31
DOVER MOTORSPORTS INC
filed 2014-04-30
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 24, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,116,562 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Event-related	$173	$109
Other	10	7
	183	116
Expenses:
Operating and marketing	1,035	1,054
General and administrative	1,860	1,911
Depreciation	825	825
	3,720	3,790

Operating loss	(3,537)	(3,674)

Interest expense, net	(165)	(275)
Benefit for contingent obligation	78	22
Other income	3	139

Loss before income taxes	(3,621)	(3,788)

Income tax benefit	1,503	1,509

Net loss	(2,118)	(2,279)

Unrealized gain on available-for-sale securities, net of income taxes	7	17

Change in net actuarial loss and prior service cost, net of income taxes	9	14

Comprehensive loss	$(2,102)	$(2,248)

Net loss per common share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$297	$4
Accounts receivable	1,340	28
Inventories	114	114
Prepaid expenses and other	1,119	1,050
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	4
Prepaid income taxes	22	22
Deferred income taxes	1,453	76
Total current assets	4,345	1,298

Property and equipment, net	84,882	85,591
Other assets	933	919
Deferred income taxes	309	336
Total assets	$90,469	$88,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10	$25
Accrued liabilities	1,981	2,887
Deferred revenue	6,695	1,743
Total current liabilities	8,686	4,655

Revolving line of credit	15,540	14,820
Liability for pension benefits	1,439	1,521
Provision for contingent obligation	1,765	1,843
Deferred income taxes	16,778	16,926
Total liabilities	44,208	39,765

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,116,562 and 18,019,722, respectively	1,812	1,802
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,336	101,362
Accumulated deficit	(57,181)	(55,063)
Accumulated other comprehensive loss	(1,557)	(1,573)
Total stockholders’ equity	46,261	48,379
Total liabilities and stockholders’ equity	$90,469	$88,144

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(2,118)	$(2,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	825	825
Amortization of credit facility fees	24	57
Stock-based compensation	106	98
Deferred income taxes	(1,503)	(1,196)
Benefit for contingent obligation	(78)	(22)
Gain on sale of property and equipment	—	(138)
Changes in assets and liabilities:
Accounts receivable	(1,312)	(1,512)
Inventories	—	(1)
Prepaid expenses and other	(94)	(365)
Receivable from Dover Downs Gaming & Entertainment, Inc.	4	—
Prepaid income taxes/income taxes payable	—	(266)
Accounts payable	(15)	136
Accrued liabilities	(906)	(1,017)
Deferred revenue	4,952	4,226
Other liabilities	(67)	(44)
Net cash used in operating activities	(182)	(1,498)

Investing activities:
Capital expenditures	(116)	(52)
Proceeds from sale of property and equipment	—	138
Net cash (used in) provided by investing activities	(116)	86

Financing activities:
Borrowings from revolving line of credit	2,620	2,840
Repayments on revolving line of credit	(1,900)	(1,340)
Repurchase of common stock	(129)	(61)
Net cash provided by financing activities	591	1,439

Net increase in cash	293	27
Cash, beginning of period	4	15
Cash, end of period	$297	$42

Supplemental information:
Interest paid	$144	$223
Income tax payments	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2014.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2014, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, Delaware.  The three day event was promoted by Red Frog Events LLC and featured more than 40 musical acts.  The Firefly event returned on June 21-23, 2013 and featured more than 70 musical acts.  The Firefly event is scheduled to return on June 20-22, 2014 with over 100 musical acts.  We receive a fee for the use of our property and a percentage of the concession sales we manage at the event.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $78,000 and $22,000 in the first three months of 2014 and 2013, respectively, and is $1,765,000 at March 31, 2014.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $49,452,000 and $48,629,000 as of March 31, 2014 and December 31, 2013, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of March 31, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,371,000, which increased by $11,000 in the first three months of 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of March 31, 2014, tax years after 2009 remain open to examination for federal and Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2014 or 2013.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  We did not incur any advertising expenses for the three months ended March 31, 2014 or 2013.

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

	Three Months Ended March 31,
	2014	2013
Net loss per common share — basic:
Net loss	$(2,118)	$(2,279)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,118)	$(2,279)

Weighted-average shares outstanding	36,049	36,397

Net loss per common share — basic	$(0.06)	$(0.06)

Net loss per common share — diluted:
Net loss	$(2,118)	$(2,279)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,118)	$(2,279)

Weighted-average shares and dilutive shares outstanding	36,049	36,397

Net loss per common share — diluted	$(0.06)	$(0.06)

There were no options outstanding during the three months ended March 31, 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $106,000 and $98,000 as general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.  We recorded income tax benefit (expense) of $44,000 and ($22,000) for the three months ended March 31, 2014 and 2013, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

At March 31, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $42,500,000 secured credit agreement with a bank group.  The maximum borrowing limit decreases to $35,000,000 as of December 31, 2014 and through the date of maturity which is July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at March 31, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2014, there was $15,540,000 outstanding under the credit facility at an interest rate of 1.66%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,845,000 at March 31, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $780,000 and $768,000 as of March 31, 2014 and December 31, 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost	$118,000	$113,000
Expected return on plan assets	(153,000)	(138,000)
Recognized net actuarial loss	15,000	24,000
	$(20,000)	$(1,000)

We made no contributions to our defined benefit pension plans during the three months ended March 31, 2014 or 2013.

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2014 and 2013, we recorded an expense of $17,000 and $15,000, respectively, related to the SERP and contributed $65,000 and $55,000, respectively, to the plan.  The liability for pension benefits was $17,000 and $65,000 as of March 31, 2014 and December 31, 2013, respectively.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $26,000 and $21,000 in the first three months of 2014 and 2013, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,802	$1,851	$101,362	$(55,063)	$(1,573)
Net loss	—	—	—	(2,118)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	106	—	—
Repurchase and retirement of common stock	(5)	—	(124)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	7
Change in net actuarial loss and prior service cost, net of income tax expense of $6	—	—	—	—	9
Excess tax benefit on restricted stock	—	—	7	—	—
Balance at March 31, 2014	$1,812	$1,851	$101,336	$(57,181)	$(1,557)

As of March 31, 2014 and December 31, 2013, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2014	December 31, 2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,111,000 and $1,117,000, respectively	$(1,617,000)	$(1,626,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $42,000 and $38,000, respectively	60,000	53,000
Accumulated other comprehensive loss	$(1,557,000)	$(1,573,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2014, we purchased and retired 13,950 shares of our outstanding common stock at an average purchase price of $2.27 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2013.  At March 31, 2014, we had remaining repurchase authority of 1,178,131 shares.

We had a stock incentive plan, adopted in 2004, which provided for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during the three months ended March 31, 2014 and 2013, respectively.  This plan expired on January 27, 2014; therefore, no further grants of stock options or stock awards can be made under this plan.

On January 29, 2014, our board of directors adopted a new stock incentive plan.  The plan was approved by our shareholders on April 23, 2014.  The plan provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Terms of the plan are similar to the 2004 plan discussed above.

During the three months ended March 31, 2014 and 2013, we purchased and retired 40,210 and 33,950 shares of our outstanding common stock at an average purchase price of $2.41 and $1.80 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014
Available-for-sale securities	$780,000	$780,000	$—	$—

December 31, 2013
Available-for-sale securities	$768,000	$768,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2014 and December 31, 2013, there was $15,540,000 and $14,820,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2014 and 2013, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $466,000 and $427,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $61,000 and $94,000, respectively, to Gaming for the three months ended March 31, 2014 and 2013.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our spring NASCAR event weekend at Dover International Speedway, we invoiced Gaming $5,000 and $0, for the three months ended March 31, 2014 and 2013, respectively, for tickets to the event.  As of December 31, 2013, our consolidated balance sheet included a $4,000 receivable from Gaming for the aforementioned items.  This receivable was settled in January of 2014.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at March 31, 2014.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2014 and December 31, 2013, $1,906,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $78,000 and $22,000 in the first three months of 2014 and 2013, respectively, and is $1,765,000 at March 31, 2014.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2014 or 2013.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

We promoted no racing events during the first quarter of 2014 or 2013; therefore, our revenues were minimal.

Operating and marketing expenses remained consistent at $1,035,000 in the first quarter of 2014 as compared to $1,054,000 in the first quarter of 2013.

General and administrative expenses decreased slightly to $1,860,000 in the first quarter of 2014 from $1,911,000 in the first quarter of 2013.

Depreciation expense was $825,000 in the first quarter of 2014 and 2013.

Net interest expense was $165,000 in the first quarter of 2014 as compared to $275,000 in the first quarter of 2013.  The decrease was due to lower average borrowings and a lower average interest rate.

Our effective income tax rates for the first quarters of 2014 and 2013 were 41.5% and 39.8%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with all of our racing events occurring during the second and third quarters.

Net cash used in operating activities was $182,000 for the three months ended March 31, 2014 as compared to $1,498,000 for the three months ended March 31, 2013.  Due to the seasonal nature of our business, we reported a net loss in the first quarter of 2014 and 2013.  The decrease in cash used in operating activities in 2014 was primarily due to a delay in the timing of our 2014 ticket renewal process which resulted in more renewals occurring in the first quarter of 2014 instead of the fourth quarter of 2013.  Additionally, the timing of payments to vendors and the smaller net loss in the first quarter of 2014 contributed to the decrease in cash used in operating activities in 2014.

Net cash used in investing activities was $116,000 for the three months ended March 31, 2014 and related to capital improvements at our Dover facility.  Net cash provided by investing activities was $86,000 for the three months ended March 31, 2013.  We sold portable grandstand seating that we no longer used in the first quarter of 2013 that resulted in proceeds of $138,000.

Net cash provided by financing activities was $591,000 for the three months ended March 31, 2014 as compared to $1,439,000 for the three months ended March 31, 2013.  We had net borrowings on our outstanding line of credit of $720,000 in the three months ended March 31, 2014 as compared to $1,500,000 in the three months ended March 31, 2013.  During the first three months of 2014, we purchased and retired 13,950 shares of our outstanding common stock in the open market for $32,000.  No purchases of our equity securities from the open market were made during the first three months of 2013.  Additionally, we purchased and retired 40,210 and 33,950 shares of our outstanding common stock for $97,000 and $61,000 during the three months ended March 31, 2014 and 2013, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $42,500,000 secured credit agreement with a bank group.  The maximum borrowing limit decreases to $35,000,000 as of December 31, 2014 and through the date of maturity which is July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at March 31, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization

(“leverage ratio”) and fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2014, there was $15,540,000 outstanding under the credit facility at an interest rate of 1.66%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,845,000 at March 31, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $78,000 and $22,000 in the first three months of 2014 and 2013, respectively, and is $1,765,000 at March 31, 2014.

We promoted six racing events in 2013 and are scheduled to promote six events in 2014, all of which are sanctioned by NASCAR and held at our Dover International Speedway facility.

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

In 2013, NASCAR announced it reached a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Nationwide Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races which started in 2013.

Additionally in 2013, NASCAR announced it reached a ten-year comprehensive agreement with NBC Sports Group granting NBCUniversal (“NBC”) exclusive rights to 20 NASCAR Sprint Cup Series races, 19 NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Further, NBC has been granted Spanish-language rights, certain video-on-demand rights and exclusive ‘TV Everywhere’ rights for its NASCAR Sprint Cup Series and NASCAR Nationwide Series events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $1,900,000 on capital expenditures for the remainder of 2014.  Additionally, we expect to contribute approximately $50,000 to our pension plans for the remainder of 2014.

Contractual Obligations

At March 31, 2014, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit	$15,540,000	$—	$—	$15,540,000	$—
Estimated interest payments on revolving line of credit(a)	857,000	193,000	514,000	150,000	—
Contingent obligation(b)	1,765,000	—	—	—	1,765,000
Operating leases	268,000	60,000	143,000	65,000	—
Pension contributions	50,000	50,000	—	—	—
Total contractual cash obligations	$18,480,000	$303,000	$657,000	$15,755,000	$1,765,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2014 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at March 31, 2014.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.

As of March 31, 2014 and December 31, 2013, $1,906,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track for motorsports race team testing and continue to evaluate all of our options for the facility.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $78,000 and $22,000 in the first three months of 2014 and 2013, respectively, and is $1,765,000 at March 31, 2014.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of March 31, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,371,000, which increased by $11,000 in the first three months of 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Determining fair value involves the use of estimates and assumptions.  We employ estimates and assumptions that we believe to be reasonable but that are inherently uncertain and subject to change.  In certain cases, industry events beyond our control have to be factored into our fair value analysis.  Our initial impairment charge in 2006 was to all three Midwest tracks and resulted from a reduction in projected future cash flows based on new broadcast agreements with NASCAR.  An additional impairment charge in 2008 resulted from (i) the decline in economic conditions and its impact on our projected operations, (ii) a lower than anticipated allocation of contractual revenue from NASCAR, and (iii) an agreement of sale for one of our Midwest tracks at a selling price lower than its carrying value.  Additional impairment charges were taken in 2009, 2010 and 2011 and were primarily the result of the expiration in 2009 of an agreement of sale for one track that had previously formed the basis for the track’s carrying value, the cessation of operations at another track announced in 2010 and the cessation of operations at the third track announced in 2011.  Following these charges, the carrying value of the remaining assets has been reduced to land value.  An additional impairment charge was recorded in 2013 as a result of economic conditions and their impact on real estate values.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2014, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s current broadcast agreements, which expire in 2014, have yielded us significant cash flow.  In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Sprint Cup Series races, 14 NASCAR Nationwide Series events and the entire NASCAR Camping World Truck Series season.  Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Sprint Cup Series races, 19 NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding on March 31, 2014.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2014 and December 31, 2013, $1,906,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  Since the facility no longer generates sales taxes from NASCAR sanctioned events, we estimated that a portion of the debt service may not be covered by applicable taxes.  As a result, we recorded a $2,250,000 provision for contingent obligation in 2011 reflecting the present value of the estimated portion of the Wilson County bonds debt service that may not be covered by applicable taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $78,000 and $22,000 in the first three months of 2014 and 2013, respectively, and is $1,765,000 at March 31, 2014.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

The following table details our purchases of equity securities for the three months ended March 31, 2014 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	—	—	1,192,081
February 1, 2014 — February 28, 2014	3,900	$2.27	3,900	1,188,181
March 1, 2014 — March 31, 2014	10,050	$2.27	10,050	1,178,131

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

10.1             Form of Restricted Stock Grant Agreement Used With Dover Motorsports, Inc. 2014 Stock Incentive Plan

31.1             Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	April 30, 2014	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)