Form 10-Q
period 2014-06-30
DOVER MOTORSPORTS INC
filed 2014-08-01
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                                                                                   18,116,562 shares

Class A Common Stock -                                         18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Admissions	$4,473	$4,864	$4,473	$4,864
Event-related	4,194	4,531	4,367	4,640
Broadcasting	15,606	15,066	15,606	15,066
Other	—	4	10	11
	24,273	24,465	24,456	24,581
Expenses:
Operating and marketing	13,268	13,123	14,303	14,177
General and administrative	1,776	1,839	3,636	3,750
Depreciation	818	824	1,643	1,649
	15,862	15,786	19,582	19,576

Operating earnings	8,411	8,679	4,874	5,005

Interest expense, net	(99)	(275)	(264)	(550)
(Provision) benefit for contingent obligation	(70)	(19)	8	3
Other income	14	6	17	145

Earnings before income taxes	8,256	8,391	4,635	4,603

Income tax expense	(3,412)	(3,488)	(1,909)	(1,979)

Net earnings	4,844	4,903	2,726	2,624

Unrealized gain (loss) on available-for-sale securities, net of income taxes	9	(6)	16	11

Change in net actuarial loss and prior service cost, net of income taxes	9	14	18	28

Comprehensive income	$4,862	$4,911	$2,760	$2,663

Net earnings per common share:
Basic	$0.13	$0.13	$0.07	$0.07
Diluted	$0.13	$0.13	$0.07	$0.07

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$49	$4
Accounts receivable	11,930	28
Inventories	117	114
Prepaid expenses and other	1,070	1,050
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	4
Prepaid income taxes	—	22
Deferred income taxes	87	76
Assets held for sale	26,000	—
Total current assets	39,253	1,298

Property and equipment, net	58,270	85,591
Other assets	945	919
Deferred income taxes	310	336
Total assets	$98,778	$88,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458	$25
Accrued liabilities	4,733	2,887
Payable to Dover Downs Gaming & Entertainment, Inc.	39	—
Income taxes payable	1,328	—
Deferred revenue	4,035	1,743
Total current liabilities	10,593	4,655

Revolving line of credit	16,920	14,820
Liability for pension benefits	1,414	1,521
Provision for contingent obligation	1,835	1,843
Deferred income taxes	16,835	16,926
Total liabilities	47,597	39,765

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,116,562 and 18,019,722, respectively	1,812	1,802
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,394	101,362
Accumulated deficit	(52,337)	(55,063)
Accumulated other comprehensive loss	(1,539)	(1,573)
Total stockholders’ equity	51,181	48,379
Total liabilities and stockholders’ equity	$98,778	$88,144

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net earnings	$2,726	$2,624
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,643	1,649
Amortization of credit facility fees	48	121
Stock-based compensation	164	166
Deferred income taxes	(93)	1,024
Benefit for contingent obligation	(8)	(3)
Gain on sale of property and equipment	—	(138)
Changes in assets and liabilities:
Accounts receivable	(11,902)	(12,206)
Inventories	(3)	(59)
Prepaid expenses and other	(64)	(103)
Accounts payable	433	139
Accrued liabilities	1,846	1,015
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	43	(57)
Income taxes payable/prepaid income taxes	1,351	429
Deferred revenue	2,292	2,257
Other liabilities	(77)	(30)
Net cash used in operating activities	(1,601)	(3,172)

Investing activities:
Capital expenditures	(322)	(207)
Proceeds from sale of property and equipment	—	138
Purchases of available-for-sale securities	(45)	(38)
Proceeds from available-for-sale securities	42	34
Net cash used in investing activities	(325)	(73)

Financing activities:
Borrowings from revolving line of credit	16,540	14,180
Repayments on revolving line of credit	(14,440)	(10,700)
Repurchase of common stock	(129)	(234)
Net cash provided by financing activities	1,971	3,246

Net increase in cash	45	1
Cash, beginning of period	4	15
Cash, end of period	$49	$16

Supplemental information:
Interest paid	$318	$444
Income tax payments	$652	$574

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2014.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2014, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track on a limited basis for motorsports race team testing.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sale is expected to close in the third quarter of 2014.  We estimate that net proceeds from the sale will be approximately $21 - $22 million after income taxes and settlement adjustments.  As a result of the expected sale, the assets of Nashville Superspeedway, which consist primarily of land with a carrying value of $26,000,000, are reported as assets held for sale in our consolidated balance sheet at June 30, 2014.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (increased) decreased by ($70,000) and $8,000, and ($19,000) and $3,000 during the three and six-month periods ended June 30, 2014 and 2013, respectively, and is $1,835,000 at June 30, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

On July 20-22, 2012, the inaugural Firefly Music Festival (“Firefly”) was held on our property in Dover, Delaware.  The three day event was promoted by Red Frog Events LLC and featured more than 40 musical acts.  The Firefly event returned on June 21-23, 2013 and featured more than 70 musical acts.  On June 19-22, 2014 the Firefly event returned for four days with over 100 musical acts.  Firefly’s promoter has announced the event will return to Dover on June 18-21, 2015.  We receive a fee for the use of our property and a percentage of the concession sales we manage at the event.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $50,260,000 and $48,629,000 as of June 30, 2014 and December 31, 2013, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of June 30, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,382,000, which increased by $22,000 in the first six months of 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of June 30, 2014, tax years after 2009 remain open to examination for federal and Delaware income tax purposes.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $224,000 and $246,000 of total revenues for the three and six-month periods ended June 30, 2014 or 2013, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $668,000 and $660,000 for the three and six-month periods ended June 30, 2014 or 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings per common share — basic:
Net earnings	$4,844	$4,903	$2,726	$2,624
Allocation to nonvested restricted stock awards	77	79	43	42
Net earnings available to common stockholders	$4,767	$4,824	$2,683	$2,582

Weighted-average shares outstanding	36,042	36,373	36,052	36,385

Net earnings per common share — basic	$0.13	$0.13	$0.07	$0.07

Net earnings per common share — diluted:
Net earnings	$4,844	$4,903	$2,726	$2,624
Allocation to nonvested restricted stock awards	77	79	43	42
Net earnings available to common stockholders	$4,767	$4,824	$2,683	$2,582

Weighted-average shares and dilutive shares outstanding	36,042	36,373	36,052	36,385

Net earnings per common share — diluted	$0.13	$0.13	$0.07	$0.07

There were no options outstanding during the three or six-month periods ended June 30, 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $58,000 and $164,000, and $68,000 and $166,000 as general and administrative expenses for the three and six-month periods ended June 30, 2014 and 2013, respectively.  We recorded income tax benefits of $23,000 and $67,000, and $27,000 and $5,000 for the three and six-month periods ended June 30, 2014 and 2013, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

At June 30, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $42,500,000 secured credit agreement with a bank group.  The maximum borrowing limit decreases to $35,000,000 as of December 31, 2014 and through the date of maturity which is July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at June 30, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2014, there was $16,920,000 outstanding under the credit facility at an interest rate of 1.65%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $6,465,000 at June 30, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $808,000 and $768,000 as of June 30, 2014 and December 31, 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$119,000	$113,000	$237,000	$226,000
Expected return on plan assets	(154,000)	(137,000)	(307,000)	(275,000)
Recognized net actuarial loss	15,000	23,000	30,000	47,000
	$(20,000)	$(1,000)	$(40,000)	$(2,000)

We contributed $8,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2014.  We expect to contribute approximately $45,000 to our pension plans in 2014.  We did not contribute to our defined benefit pension plans in 2013.

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and six-month periods ended June 30, 2014 and 2013, we recorded expenses of $18,000 and $35,000, and $15,000 and $30,000, respectively, related to the SERP.  During the six months ended June 30, 2014 and 2013, we contributed $65,000 and $55,000 to the plan, respectively.  The liability for pension benefits was $35,000 and $65,000 as of June 30, 2014 and December 31, 2013, respectively.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $34,000 and $60,000, and $27,000 and $48,000 in the three and six-month periods ended June 30, 2014 and 2013, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,802	$1,851	$101,362	$(55,063)	$(1,573)
Net earnings	—	—	—	2,726	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	164	—	—
Repurchase and retirement of common stock	(5)	—	(124)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $11	—	—	—	—	16
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	18
Excess tax benefit on restricted stock	—	—	7	—	—
Balance at June 30, 2014	$1,812	$1,851	$101,394	$(52,337)	$(1,539)

As of June 30, 2014 and December 31, 2013, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2014	December 31, 2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,105,000 and $1,117,000, respectively	$(1,608,000)	$(1,626,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $49,000 and $38,000, respectively	69,000	53,000
Accumulated other comprehensive loss	$(1,539,000)	$(1,573,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three and six-month periods ended June 30, 2014 and 2013, we purchased and retired 0 and 13,950, and 79,896 and 79,896 shares of our outstanding common stock, respectively, at an average purchase price of $0 and $2.27, and $2.11 and $2.11 per share, respectively, not including nominal brokerage commissions.  At June 30, 2014, we had remaining repurchase authority of 1,178,131 shares.

We had a stock incentive plan, adopted in 2004, which provided for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during the six months ended June 30, 2014 and 2013, respectively.  This plan expired on January 27, 2014; therefore, no further grants of stock options or stock awards can be made under this plan.

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

During the six months ended June 30, 2014 and 2013, we purchased and retired 40,210 and 33,950 shares of our outstanding common stock at an average purchase price of $2.41 and $1.80 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
June 30, 2014
Available-for-sale securities	$808,000	$808,000	$—	$—

December 31, 2013
Available-for-sale securities	$768,000	$768,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2014 and December 31, 2013, there was $16,920,000 and $14,820,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 8 — Related Party Transactions

During the three and six-month periods ended June 30, 2014 and 2013, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $390,000 and $856,000, and $493,000 and $920,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $98,000 and $159,000, and $41,000 and $135,000, respectively, to Gaming for the three and six-month periods ended June 30, 2014 and 2013.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2014 and 2013 spring NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $340,000 and $393,000, respectively.  Additionally, we invoiced Gaming $94,000 and $99,000, for the three and six-month periods ended June 30, 2014, respectively, and $152,000 in both the three and six-month periods ended June 30, 2013 for tickets to the event.  As of June 30, 2014 and December 31, 2013, our consolidated balance sheets included a $39,000 payable to and a $4,000 receivable from Gaming for the aforementioned items.  These items were settled in July and January of 2014, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at June 30, 2014.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is expected to close in the third quarter of 2014.

As of June 30, 2014 and December 31, 2013, $1,903,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track on a limited basis for motorsports race team testing.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (increased) decreased by ($70,000) and $8,000, and ($19,000) and $3,000 during the three and six-month periods ended June 30, 2014 and 2013, respectively, and is $1,835,000 at June 30, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

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

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.   Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedway and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $224,000 and $246,000 of total revenues for the three and six-month periods ended June 30, 2014 or 2013, respectively.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Admissions revenue was $4,473,000 in the second quarter of 2014 as compared to $4,864,000 in the second quarter of 2013.  The $391,000 decrease was related to lower attendance at our 2014 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,194,000 in the second quarter of 2014 as compared to $4,531,000 in the second quarter of 2013.  The $337,000 decrease was primarily related to lower corporate spending at our 2014 spring NASCAR event weekend, partially offset by higher revenues from the Firefly Music Festival which was held on our property in June of both years.  For 2014, the festival was expanded from three to four days.  We received a fee for the use of our property and a percentage of the concession sales we managed.

Broadcasting revenue increased to $15,606,000 in the second quarter of 2014 as compared to $15,066,000 in the second quarter of 2013 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $13,268,000 in the second quarter of 2014 as compared to $13,123,000 in the second quarter of 2013.  The increase was related to higher expenses for our spring NASCAR event weekend, primarily increased purse and sanction fees and security expenses.

General and administrative expenses decreased to $1,776,000 in the second quarter of 2014 as compared to $1,839,000 in the second quarter of 2013.  The decrease was due primarily to lower professional services expenses.

Depreciation expense remained consistent at $818,000 in the second quarter of 2014 as compared to $824,000 in the second quarter of 2013.

Net interest expense was $99,000 in the second quarter of 2014 as compared to $275,000 in the second quarter of 2013.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate.  Additionally, lower letter of credit and credit facility fees contributed to the decrease.

Our effective income tax rates for the second quarters of 2014 and 2013 were 41.3% and 41.6%, respectively.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Admissions revenue was $4,473,000 in the first six months of 2014 as compared to $4,864,000 in the first six months of 2013.  The $391,000 decrease was related to lower attendance at our 2014 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,367,000 in the first six months of 2014 as compared to $4,640,000 in the first six months of 2013.  The $273,000 decrease was primarily related to lower corporate spending at our 2014 spring NASCAR event weekend, partially offset by higher revenues from the Firefly Music Festival which was held on our property in June of both years.  For 2014, the festival was expanded from three to four days.  We received a fee for the use of our property and a percentage of the concession sales we managed.

Broadcasting revenue increased to $15,606,000 in the first six months of 2014 as compared to $15,066,000 in the first six months of 2013 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $14,303,000 in the first six months of 2014 as compared to $14,177,000 in the first six months of 2013.  The increase was related to higher expenses for our spring NASCAR event weekend, primarily increased purse and sanction fees and security expenses.

General and administrative expenses decreased to $3,636,000 in the first six months of 2014 as compared to $3,750,000 in the first six months of 2013.  The decrease was due primarily to lower professional services expenses.

Depreciation expense remained consistent at $1,643,000 in the first six months of 2014 as compared to $1,649,000 in the first six months of 2013.

Net interest expense was $264,000 in the first six months of 2014 as compared to $550,000 in the first six months of 2013.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate.  Additionally, lower letter of credit and credit facility fees contributed to the decrease.

Our effective income tax rates for the first six months of 2014 and 2013 were 41.2% and 43.0%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature with all of our racing events occurring during the second and third quarters.

Net cash used in operating activities was $1,601,000 for the first six months of 2014 as compared to $3,172,000 for the first six months of 2013.  The decrease in cash used in operating activities in 2014 was primarily due to the timing of payments to the promoter of the Firefly event for receipts from food and beverage sales.  The timing of other payments to vendors also contributed to the decrease in cash used in operating activities in 2014.

Net cash used in investing activities was $325,000 for the first six months of 2014 as compared to $73,000 for the first six months of 2013.  Capital expenditures in both years related to improvements at our Dover facility.  We sold portable grandstand seating that we no longer used in the first quarter of 2013 that resulted in proceeds of $138,000.

Net cash provided by financing activities was $1,971,000 for the first six months of 2014 as compared to $3,246,000 for the first six months of 2013.  We had net borrowings on our outstanding line of credit of $2,100,000 in the first six months of 2014 as compared to $3,480,000 in the first six months of 2013.  During the first six months of 2014 and 2013, we purchased and retired 13,950 and 79,896 shares of our outstanding common stock in the open market for $32,000 and $173,000, respectively.  Additionally, we purchased and retired 40,210 and 33,950 shares of our outstanding common stock for $97,000 and $61,000 during the six months ended June 30, 2014 and 2013, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At June 30, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $42,500,000 secured credit agreement with a bank group.  The maximum borrowing limit decreases to $35,000,000 as of December 31, 2014 and through the date of maturity which is July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at June 30, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2014, there was $16,920,000 outstanding under the credit facility at an interest rate of 1.65%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $6,465,000 at June 30, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track on a limited basis for motorsports race team testing.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sale is expected to close in the third quarter of 2014.  We estimate that net proceeds from the sale will be approximately $21 - $22 million after income taxes and settlement adjustments.  As a result of the expected sale, the assets of Nashville Superspeedway, which consist primarily of land with a carrying value of $26,000,000, are reported as assets held for sale in our consolidated balance sheet at June 30, 2014.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (increased) decreased by ($70,000) and $8,000, and ($19,000) and $3,000 during the three and six-month periods ended June 30, 2014 and 2013, respectively, and is $1,835,000 at June 30, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $3,000,000 - $3,500,000 on capital expenditures for the remainder of 2014.  Additionally, we expect to contribute approximately $37,000 to our pension plans for the remainder of 2014.

Contractual Obligations

At June 30, 2014, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit	$16,920,000	$—	$—	$16,920,000	$—
Estimated interest payments on revolving line of credit(a)	862,000	140,000	559,000	163,000	—
Contingent obligation(b)	1,835,000	—	—	—	1,835,000
Operating leases	247,000	39,000	143,000	65,000	—
Pension contributions	37,000	37,000	—	—	—
Total contractual cash obligations	$19,901,000	$216,000	$702,000	$17,148,000	$1,835,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2014 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding at March 31, 2014.  Annual principal payments range from $800,000 in September 2014 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is expected to close in the third quarter of 2014.

As of June 30, 2014 and December 31, 2013, $1,903,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track on a limited basis for motorsports race team testing.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (increased) decreased by ($70,000) and $8,000, and ($19,000) and $3,000 during the three and six-month periods ended June 30, 2014 and 2013, respectively, and is $1,835,000 at June 30, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of June 30, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,382,000, which increased by $22,000 in the first six months of 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended June 30, 2014, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,800,000 was outstanding on June 30, 2014.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2014 and December 31, 2013, $1,903,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2013, we paid $969,000 into the sales and incremental property tax fund and $819,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $19,115,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants. On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is expected to close in the third quarter of 2014.

Nashville Superspeedway no longer promotes NASCAR events and did not seek sanction agreements from NASCAR for 2013 or 2014.  We currently use the track on a limited basis for motorsports race team testing.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (increased) decreased by ($70,000) and $8,000, and ($19,000) and $3,000 during the three and six-month periods ended June 30, 2014 and 2013, respectively, and is $1,835,000 at June 30, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made during the three-month period ended June 30, 2014 and we had remaining purchase authority of 1,178,131 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six-month periods ended June 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 1, 2014	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)