Form 10-K
period 2014-12-31
DOVER MOTORSPORTS INC
filed 2015-03-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $44,269,020 as of June 30, 2014 (the last day of our most recently completed second quarter).

As of February 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,220,484 shares
Class A Common Stock -	18,510,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 29, 2015 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2014, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2015, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 97%, 97% and 96% of total revenues for 2014, 2013 and 2012, respectively.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for three consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The promoter of the event, Red Frog Events LLC has announced that the event will return to Dover on June 18-21, 2015.  In September 2014, Red Frog Events formed RFGV Festivals LLC - a joint venture with Goldenvoice that will promote Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In December 2014, we announced that the inaugural Big Barrel Country Music Festival will be held at our facility on June 26-28, 2015.  The three day festival will be promoted by RFGV Festivals and will feature an estimated 50 musical acts.  We also receive a percentage of the concession sales we manage at the events.

We generate revenues primarily from the following sources:

•                  rights fees obtained for television and radio broadcasts of our events;

•                  ticket sales;

•                  sponsorship payments;

•                  luxury suite rentals;

•                  hospitality tent rentals and catering;

•                  concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities;

•                  expo space rentals; and

•                  track and facility rentals and other event-related revenues.

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

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement has been amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1.7 million in non-refundable deposits from the buyer which will be applied against the purchase price at closing.  Additionally, in 2015 we received $400,000 to amend the agreement which will not be applied against the purchase price.  The sale is now scheduled to close by the end of the first quarter of 2015.  Our gain will be the $27 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $4.5-5.0 million as a result of this transaction.  As a result of the expected sale, the assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at December 31, 2014.  We incurred a non-cash pre-tax impairment charge of $4,329,000 in the fourth quarter of 2013 relating to the Nashville facility as a result of economic conditions and their impact on real estate values (see NOTE 3 — Impairment Charge of the consolidated financial statements included elsewhere in this document for further discussion).  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 12 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

We closed our Gateway facility in the fourth quarter of 2010 and terminated all of our leases for the real property underlying the racetrack in 2011.  In September 2012, we sold all but one parcel of land we owned at the Gateway facility for $585,000 and recognized a loss on sale of $52,000.  We continue to own approximately 14 acres of undeveloped land near the Gateway facility.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 46 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Sprint Cup Series professional stock car racing circuit, two races are in the NASCAR Xfinity Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.

Each of the NASCAR Xfinity Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Sprint Cup Series event.  Dover International Speedway is one of only seven speedways in North America that presents two NASCAR Sprint Cup Series events and two NASCAR Xfinity Series events each year.  Additionally, it is one of only nine tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Sprint Cup Series events in the Maryland to Maine region each year.  Our fall event is the third of ten races in the “Chase for the NASCAR Sprint Cup” which determines the NASCAR Sprint Cup Series champion for the racing season.  Beginning in 2014, NASCAR changed the format for the Chase for the NASCAR Sprint Cup races and our fall event is now an elimination race in the Chase.

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent grandstand seating capacity of approximately 96,000.  Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track.  The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Sprint Cup Series events.  The superspeedway facility also features the Monster Bridge®.  The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities.  The Monster Bridge is the only one of its kind in the motorsports industry and has been patented.

In 2014, we removed certain grandstand seating at our Dover International Speedway facility and have written off the remaining net book value of the assets of $2,045,000 which is reported in our consolidated statements of earnings as loss on disposal of long-lived assets.  The cost to remove the grandstand seating of $358,000 is also included in loss on disposal of long-lived assets in our consolidated statements of earnings.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway (“Nashville”) — a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals and as discussed above the facility is currently under an agreement of sale which is scheduled to close by the end of the first quarter of 2015.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Sprint Cup Series events in 2015.  Our business is substantially dependent on these two agreements.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Impairment Charge Recorded in 2013

Based upon the economic conditions that existed in the fourth quarter of 2013 and their impact on real estate values at that time, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The Nashville assets recorded on our consolidated balance sheets consist exclusively of land.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

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

Employees

As of December 31, 2014, we had approximately 51 full-time employees and 6 part-time employees.  We engage temporary personnel to assist during our motorsports racing season.  We believe that we enjoy a good relationship with our employees.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements, which expired in 2014, have yielded us significant cash flow.  In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Sprint Cup Series races, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series season.  Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Sprint Cup Series races, 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at December 31, 2014.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2014 and 2013, $1,932,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  See NOTE 12 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close by the end of the first quarter of 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in the second and third quarters.  As a result, quarterly earnings will vary.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2014, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 27, 2015, there were 18,220,484 shares of common stock and 18,510,975 shares of Class A common stock outstanding.  There were 803 holders of record for common stock and 12 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2014 and 2013 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2014	$2.80	$2.20	$0.05
September 30, 2014	$3.71	$2.27	None
June 30, 2014	$3.08	$2.08	None
March 31, 2014	$2.57	$2.05	None

December 31, 2013	$2.60	$2.11	$0.05
September 30, 2013	$2.75	$2.10	None
June 30, 2013	$2.19	$1.88	None
March 31, 2013	$2.00	$1.62	None

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2014.  At December 31, 2014, we had remaining repurchase authority of 1,178,131 shares.

Item 6.                                 Selected Financial Data

Not applicable.

Item 7.                                 Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.   Additionally, event-related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedway and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $550,000, $477,000 and $424,000 of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Our operating results reflect a decrease in admissions revenue.  Management believes that our admissions revenue continues to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel, food and health-care costs, high unemployment, difficult housing and credit markets, low levels of consumer confidence, stock market volatility and other economic factors, adversely impacting recreational and entertainment spending. The strength and duration of recovery in the United States economy currently remains uncertain.  Higher fuel, food or health-care costs could significantly impact consumer spending and our future results.  Changes in governmental taxing, regulatory, spending and other policies could significantly impact consumer spending, economic recovery and our future results.  Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions.  Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates.  Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers.  Whether or when these conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights contracts. For example, the term of the eight-year NASCAR television broadcast agreement was through 2014, and as discussed further below in “Liquidity and Capital Resources,” NASCAR has announced new expanded multi-year, multi-platform broadcasting rights agreements for the yearly racing season beginning in 2015 through 2024. Management believes the attractive demographics surrounding motorsports continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Admissions revenue was $8,727,000 in 2014 as compared to $9,521,000 in 2013.  The $794,000 decrease was related to lower attendance at our 2014 NASCAR event weekends at Dover International Speedway.

Event-related revenue was $8,450,000 in 2014 as compared to $9,190,000 in 2013.  The $740,000 decrease was primarily related to lower corporate spending at our 2014 NASCAR event weekends, partially offset by higher revenues from the Firefly Music Festival which was held on our property in June of both years.  For 2014, the festival was expanded from three to four days.  We received a fee for the use of our property and a percentage of the concession sales we managed in both years.

Broadcasting revenue increased to $28,463,000 in 2014 as compared to $27,445,000 in 2013 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $27,171,000 in 2014 as compared to $26,648,000 in 2013.  The increase was related to higher expenses for our NASCAR event weekends, primarily increased purse and sanction fees, advertising and promotions expenses and security expenses.

General and administrative expenses decreased to $7,146,000 in 2014 as compared to $7,252,000 in 2013.  The decrease was due primarily to lower professional services expenses.

Loss on disposal of long-lived assets relates to the removal and disposal of grandstand seating at our Dover facility.

Depreciation expense remained consistent at $3,262,000 in 2014 as compared to $3,291,000 in 2013.

Net interest expense was $467,000 in 2014 as compared to $959,000 in 2013.  The decrease was due primarily to lower average borrowings as well as a lower average interest rate.  Additionally, lower letter of credit and credit facility fees contributed to the decrease.

Our effective income tax rates for 2014 and 2013 were 40.4% and 48.7%, respectively.  The higher effective income tax rate in 2013 was primarily due to changes in the mix of taxable income and losses within our subsidiaries.  One subsidiary had state taxable income which resulted in state income tax expense; however, another subsidiary with state tax losses has no state income tax benefits based upon the valuation allowances that we have recorded in connection with state net operating loss carry-forwards.

Earnings before income taxes were $5,281,000 in 2014 as compared to $3,949,000 in 2013.  Excluding the loss on disposal of long-lived assets in 2014, the non-cash pre-tax impairment charge in 2013 and benefit for contingent obligation in both years, our adjusted earnings before income taxes were $7,654,000 in 2014 as compared to $8,187,000 in 2013.

	2014	2013
Earnings before income taxes	$5,281,000	$3,949,000
Loss on disposal of long-lived assets	2,403,000	—
Non-cash impairment charge	—	4,329,000
Benefit for contingent obligation	(30,000)	(91,000)
Adjusted earnings before income taxes	$7,654,000	$8,187,000

Net earnings were $3,145,000 in 2014 as compared to $2,024,000 in 2013.  Excluding the loss on disposal of long-lived assets in 2014, the non-cash impairment charge in 2013 and benefit for contingent obligation in both years, net of income taxes, our adjusted net earnings were $4,574,000 in 2014 as compared to $4,784,000 in 2013.

	2014	2013
Net earnings	$3,145,000	$2,024,000
Loss on disposal of long-lived assets, net of income taxes	1,447,000	—
Non-cash impairment charge, net of income taxes	—	2,814,000
Benefit for contingent obligation, net of income taxes	(18,000)	(54,000)
Adjusted net earnings	$4,574,000	$4,784,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings before income taxes and non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the loss on disposal of long-lived assets, the non-cash impairment charge and benefit for contingent obligation.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings before income taxes and net earnings which is determined in accordance with GAAP.

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

Earnings before income taxes were $3,949,000 in 2013 as compared to $8,062,000 in 2012.  Excluding the non-cash pre-tax impairment charge in 2013 and benefit for contingent obligation, net, in both years our adjusted earnings before income taxes was $8,187,000 in 2013 as compared to $7,746,000 in 2012.

	2013	2012
Earnings before income taxes	$3,949,000	$8,062,000
Non-cash impairment charge	4,329,000	—
Benefit for contingent obligation, net	(91,000)	(316,000)
Adjusted earnings before income taxes	$8,187,000	$7,746,000

Net earnings were $2,024,000 in 2013 as compared to $4,571,000 in 2012.  Excluding the non-cash impairment charge in 2013 and benefit for contingent obligation in both years, net of income taxes, our adjusted net earnings was $4,784,000 in 2013 as compared to $4,384,000 in 2012.

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

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $7,498,000 in 2014 as compared to $8,143,000 in 2013.  The decrease was primarily due to lower operating results from our motorsports events at Dover International Speedway.

Net cash used in investing activities was $1,458,000 in 2014 as compared to $189,000 in 2013.  Capital expenditures in 2014 related to improvements, primarily the replacement of the speedway safety fence, and equipment purchases at our Dover facility.  Capital expenditures in 2013 related to minor improvements and equipment purchases at our Dover facility.  In May 2014, we entered into an agreement to sell our Nashville Superspeedway facility and have received $1,700,000 in non-refundable deposits from the buyer.  We sold portable grandstand seating that we no longer used in 2013 that resulted in proceeds and a gain of $138,000.

Net cash used in financing activities was $6,020,000 in 2014 as compared to $7,965,000 in 2013.  We had net repayments on our outstanding line of credit of $4,060,000 in 2014 as compared to $4,880,000 in 2013.  We paid $1,831,000 in cash dividends during both 2014 and 2013.  During 2014 and 2013, we purchased and retired 13,950 and 442,526 shares of our outstanding common stock in the open market for $32,000 and $1,068,000, respectively.  Additionally, we purchased and retired 40,210 and 33,950 shares of our outstanding common stock for $97,000 and $61,000 during 2014 and 2013, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of modifying our credit agreement in 2013, we paid $125,000 in bank fees.

At December 31, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2014, there was $10,760,000 outstanding under the credit facility at an interest rate of 1.66%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $5,938,000 at December 31, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement has been amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1.7 million in non-refundable deposits from the buyer which will be applied against the purchase price at closing.  Additionally, in 2015 we received $400,000 to amend the agreement which will not be applied against the purchase price.  The sale is now scheduled to close by the end of the first quarter of 2015.  Our gain will be the $27 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $4.5-5.0 million as a result of this transaction.  As a result of the expected sale, the assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at December 31, 2014.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 12 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

We promoted six racing events in 2014 and 2013, all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into sanction agreements with NASCAR for these same racing events in 2015.

Broadcasting revenues continue to be a significant long-term revenue source for our business.  Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks, which is expected to continue for the foreseeable future. The eight-year television broadcasting agreement with various television networks which expired in 2014 was negotiated and contracted by NASCAR (as were the new contracts discussed below). Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming year.  Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

In 2013, NASCAR announced it reached a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Sprint Cup Series races, 14 Xfinity Series races and the entire Camping World Truck Series (along with practice and qualifying) beginning in 2015 through 2024. For the first time, the new agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The new agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Sprint Cup Series races which started in 2013.

Additionally in 2013, NASCAR announced it reached a ten-year comprehensive agreement with NBC Sports Group granting NBCUniversal (“NBC”) exclusive rights to 20 NASCAR Sprint Cup Series races, 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015.  Further, NBC has been granted Spanish-language rights, certain video-on-demand rights and exclusive ‘TV Everywhere’ rights for its NASCAR Sprint Cup Series and NASCAR Xfinity Series events.

Looking forward, television broadcast revenues under NASCAR’s new broadcast rights agreements beginning in 2015 are expected to increase between 3 percent and 5 percent annually over the 10-year contract term.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for three consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The promoter of the event, Red Frog Events LLC has announced that the event will return to Dover on June 18-21, 2015.  In September 2014, Red Frog Events formed RFGV Festivals LLC - a joint venture with Goldenvoice that will promote Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In December 2014, we announced that the inaugural Big Barrel Country Music Festival will be held at our facility on June 26-28, 2015.  The three day festival will be promoted by RFGV Festivals and will feature an estimated 50 musical acts.  We also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $2,500,000 on capital expenditures during 2015.  We do not expect to contribute to our defined benefit pension plans during 2015.

Contractual Obligations

At December 31, 2014, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Revolving line of credit	$10,760,000	$—	$10,760,000	$—	$—
Estimated interest payments on revolving line of credit(a)	462,000	179,000	283,000	—	—
Contingent obligation(b)	1,813,000	—	—	—	1,813,000
Purchase obligation(c)	816,000	816,000	—	—	—
Total contractual cash obligations	$13,851,000	$995,000	$11,043,000	$—	$1,813,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2014 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at December 31, 2014.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2014 and 2013, $1,932,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close by the end of the first quarter of 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 12 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

(c)  Represents the remaining contracted amount for the replacement of the speedway safety fence and facility improvements at our Dover International Speedway facility.

Related Party Transactions

See NOTE 11 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements.  These policies include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,404,000, which increased by $44,000 in 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2014, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

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

Executive Officers of the Registrant.  As of December 31, 2014, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and
	Chief Executive Officer	68	11/79 to date

Michael A. Tatoian	Executive Vice President
	and Chief Operating Officer	54	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance
	and Chief Financial Officer	48	04/08 to date

Klaus M. Belohoubek	Sr.Vice President-General
	Counsel and Secretary	55	07/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	56	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 15 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 35 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 26 years experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Equity Compensation Plan Information

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

On January 29, 2014, our board of directors adopted a new stock incentive plan.  The plan was approved by our shareholders on April 23, 2014.  The plan provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Terms of the plan are similar to the 2004 plan discussed above.  Refer to NOTE 9 — Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.

Securities authorized for issuance under equity compensation plans at December 31, 2014 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,000,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,000,000

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

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

10.1            Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.2            Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.3            Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event to be held on May 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 15, 2014).

10.4            Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event to be held on October 4, 2015 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated September 15, 2014).

10.5            Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 17, 2006).

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

10.10     Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q dated August 6, 2004).

10.11     Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 5, 2008).

10.12     Amendment to certain agreements between Dover Motorsports, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.13     Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 28, 2014).

10.14     Form of Restricted Stock Grant Agreement Used With Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated April 30, 2014).

10.15     Stock Purchase Agreement dated January 28, 2009 between Midwest Racing, Inc. and Gulf Coast Entertainment, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 30, 2009).

10.16     Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to Item 1.01 to the Form 8-K dated January 2, 2015).

10.17     Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 9, 2012).

10.18     Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 12, 2011).

10.19     Modification Letter to Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 2, 2012).

10.20     Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 29, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2013).

10.21     Purchase and Sale Agreement dated May 28, 2014 between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated May 28, 2014).

10.21     Amendment No. 1 dated August 26, 2014 to Purchase and Sale Agreement between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated August 26, 2014).

10.22     Amendment No. 2 dated October 7, 2014 to Purchase and Sale Agreement between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 7, 2014).

10.23     Amendment No. 3 dated December 15, 2014 to Purchase and Sale Agreement between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated December 15, 2014).

10.24     Amendment No. 4 dated January 13, 2015 to Purchase and Sale Agreement between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 13, 2015).

10.25     Amendment No. 5 dated February 20, 2015 to Purchase and Sale Agreement between Dover Motorsports, Inc., Nashville Speedway, USA, Inc. and NeXovation, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 20, 2015).

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

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1            Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

101               The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 6, 2015	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 6, 2015
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 6, 2015
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 6, 2015
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 6, 2015
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 6, 2015
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 6, 2015
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 6, 2015
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 6, 2015
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania
March 6, 2015

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Admissions	$8,727	$9,521	$10,428
Event-related	8,450	9,190	9,889
Broadcasting	28,463	27,445	26,404
Other	34	24	26
	45,674	46,180	46,747
Expenses:
Operating and marketing	27,171	26,648	26,688
Loss on disposal of long-lived assets	2,403	—	—
Impairment charges	—	4,329	—
General and administrative	7,146	7,252	7,560
Depreciation	3,262	3,291	3,314
	39,982	41,520	37,562

Operating earnings	5,692	4,660	9,185

Interest expense, net	(467)	(959)	(1,396)
Other income (expense)	26	157	(48)
Benefit for contingent obligation	30	91	321

Earnings before income taxes	5,281	3,949	8,062

Income tax expense	(2,136)	(1,925)	(3,491)

Net earnings	3,145	2,024	4,571

Unrealized gain on available-for-sale securities, net of income taxes	7	34	27

Change in pension net actuarial loss and prior service cost, net of income taxes	(1,761)	897	(265)

Comprehensive income	$1,391	$2,955	$4,333

Net earnings per common share:
Basic	$0.09	$0.05	$0.12
Diluted	$0.09	$0.05	$0.12

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$24	$4
Accounts receivable	139	28
Inventories	70	114
Prepaid expenses and other	1,042	1,050
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	4
Income taxes receivable	170	22
Deferred income taxes	79	76
Assets held for sale	26,000	—
Total current assets	27,524	1,298

Property and equipment, net	58,236	85,591
Other assets	925	919
Deferred income taxes	580	336
Total assets	$87,265	$88,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$889	$25
Accrued liabilities	4,944	2,887
Payable to Dover Downs Gaming & Entertainment, Inc.	22	—
Deferred revenue	1,348	1,743
Total current liabilities	7,203	4,655

Revolving line of credit	10,760	14,820
Liability for pension benefits	4,231	1,521
Provision for contingent obligation	1,813	1,843
Deferred income taxes	15,163	16,926
Total liabilities	39,170	39,765

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,116,562 and 18,019,722, respectively	1,812	1,802
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,508	101,362
Accumulated deficit	(53,749)	(55,063)
Accumulated other comprehensive loss	(3,327)	(1,573)
Total stockholders’ equity	48,095	48,379
Total liabilities and stockholders’ equity	$87,265	$88,144

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net earnings	$3,145	$2,024	$4,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,262	3,291	3,314
Amortization of credit facility fees	96	219	228
Stock-based compensation	278	291	313
Deferred income taxes	(881)	(836)	2,489
Benefit for contingent obligation	(30)	(91)	(321)
Loss on disposal of long-lived assets, non-cash	2,045	—	—
Gain on sale of property and equipment	—	(138)	—
Impairment charges	—	4,329	—
Loss on sale of land	—	—	52
Changes in assets and liabilities:
Accounts receivable	(111)	196	465
Inventories	44	10	(9)
Prepaid expenses and other	(60)	(34)	(3)
Income taxes receivable/payable	(69)	30	(13)
Accounts payable	48	(120)	29
Accrued liabilities	190	(39)	274
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	26	(4)	11
Deferred revenue	(395)	(976)	(410)
Liability for pension benefits	(90)	(9)	(45)
Net cash provided by operating activities	7,498	8,143	10,945

Investing activities:
Capital expenditures	(3,136)	(315)	(468)
Non-refundable deposit received on expected sale of facility	1,700	—	—
Purchase of available-for-sale securities	(99)	(102)	(100)
Proceeds from sale of available-for-sale securities	77	90	—
Proceeds from sale of property and equipment	—	138	585
Net cash (used in) provided by investing activities	(1,458)	(189)	17

Financing activities:
Borrowings from revolving line of credit	35,520	28,760	21,300
Repayments on revolving line of credit	(39,580)	(33,640)	(30,760)
Dividends paid	(1,831)	(1,831)	(1,475)
Repurchase of common stock	(129)	(1,129)	(27)
Credit facility fees	—	(125)	—
Net cash used in financing activities	(6,020)	(7,965)	(10,962)

Net increase (decrease) in cash	20	(11)	—
Cash, beginning of year	4	15	15
Cash, end of year	$24	$4	$15

Supplemental information:
Interest paid	$550	$784	$1,216
Income tax payments	$3,087	$2,779	$1,015
Change in accounts payable for capital expenditures	$816	$—	$—

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2014, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Nationwide Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2015, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 97%, 97% and 96% of total revenues for 2014, 2013 and 2012, respectively.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for three consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The promoter of the event, Red Frog Events LLC has announced that the event will return to Dover on June 18-21, 2015.  In September 2014, Red Frog Events formed RFGV Festivals LLC - a joint venture with Goldenvoice that will promote Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In December 2014, we announced that the inaugural Big Barrel Country Music Festival will be held at our facility on June 26-28, 2015.  The three day festival will be promoted by RFGV Festivals and will feature an estimated 50 musical acts.  We also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement has been amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1.7 million in non-refundable deposits from the buyer which will be applied against the purchase price at closing.  These deposits are included in accrued liabilities at December 31, 2014 in our consolidated balance sheets.  Additionally, in 2015 we received $400,000 to amend the agreement which will not be applied against the purchase price.  The sale is now scheduled to close by the end of the first quarter of 2015.  Our gain will be the $27 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $4.5-5.0 million as a result of this transaction.  As a result of the expected sale, the assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at December 31, 2014.  We incurred a non-cash pre-tax impairment charge of $4,329,000 in the fourth quarter of 2013 relating to the Nashville facility as a result of economic conditions and their impact on real estate values (see NOTE 3 — Impairment Charge for further discussion).  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 12 — Commitments and

Contingencies for further discussion).  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 12 — Commitments and Contingencies for further discussion.

NOTE 2 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income.  See NOTE 8 — Pension Plans, NOTE 9 — Stockholders’ Equity and NOTE 10 — Fair Value Measurements for further discussion.

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

Impairment of long-lived assets—Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value is determined using valuation techniques such as the comparable sales approach based on either independent third party appraisals or pending/completed sales transactions.  See NOTE 3 — Impairment Charge for further discussion.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of December 31, 2014, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,404,000, which increased by $44,000 in 2014.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $550,000, $477,000 and $424,000 of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $1,191,000, $1,160,000 and $1,093,000 in 2014, 2013 and 2012, respectively.

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

	2014	2013	2012
Net earnings per common share — basic:
Net earnings	$3,145	$2,024	$4,571
Allocation to nonvested restricted stock awards	50	33	67
Net earnings available to common stockholders	$3,095	$1,991	$4,504

Weighted-average shares outstanding	36,047	36,252	36,299

Net earnings per common share — basic	$0.09	$0.05	$0.12

Net earnings per common share — diluted:
Net earnings	$3,145	$2,024	$4,571
Allocation to nonvested restricted stock awards	50	33	67
Net earnings available to common stockholders	$3,095	$1,991	$4,504

Weighted-average shares and dilutive shares outstanding	36,047	36,252	36,299

Net earnings per common share — diluted	$0.09	$0.05	$0.12

There were no options outstanding in 2014, 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $278,000, $291,000 and $313,000 as general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively.  We recorded income tax benefits (expense) of $113,000, $56,000 and ($4,000) for the years ended December 31, 2014, 2013 and 2012, respectively, related to our restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions are based on our best estimates and judgment.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Volatility in credit and equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

NOTE 3 — Impairment Charge

Impairment Charge Recorded in 2013

Based upon the economic conditions that existed in the fourth quarter of 2013 and their impact on real estate values at that time, we concluded that it was necessary for us to review the carrying value of the long-lived assets at Nashville for impairment.  The Nashville assets recorded on our consolidated balance sheets consist exclusively of land.  The recoverability of assets to be held and used was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the assets.  As a result of the recoverability test, we concluded that the carrying amount of our Nashville facility exceeded the undiscounted cash flows.

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

Based on the results of this analysis, we recorded a non-cash pre-tax impairment charge in the fourth quarter of 2013 to write-down the carrying value of long-lived assets at our Nashville facility to fair value, as follows:

	Carrying Value of Long-Lived Assets	Fair Value of Long-Lived Assets	Non-Cash Impairment Charges
Nashville facility	$30,329,000	$26,000,000	$4,329,000

NOTE 4 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2014	2013
Land	$15,916,000	$41,916,000
Facilities	80,721,000	85,349,000
Furniture, fixtures and equipment	7,137,000	6,955,000
Construction in progress	3,545,000	—
	107,319,000	134,220,000
Less accumulated depreciation	(49,083,000)	(48,629,000)
	$58,236,000	$85,591,000

Depreciation expense was $3,262,000, $3,291,000 and $3,314,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2014, we removed certain grandstand seating at our Dover International Speedway facility and have written off the remaining net book value of the assets of $2,045,000 which is reported in our consolidated statements of earnings as loss on disposal of long-lived assets.  The cost to remove the grandstand seating of $358,000 is also included in loss on disposal of long-lived assets in our consolidated statements of earnings.

NOTE 5 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2014	2013
Payroll and related items	$446,000	$436,000
Real estate taxes	995,000	984,000
Pension	897,000	729,000
Non-refundable deposit on expected sale of facility	1,700,000	—
Other	906,000	738,000
	$4,944,000	$2,887,000

NOTE 6 — Long-Term Debt

At December 31, 2014, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2014).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2014, there was $10,760,000 outstanding under the credit facility at an interest rate of 1.66%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2014, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $5,938,000 at December 31, 2014.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 7 — Income Taxes

The current and deferred income tax (expense) benefit from continuing operations is as follows:

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(2,273,000)	$(1,869,000)	$(136,000)
State	(744,000)	(892,000)	(866,000)
	(3,017,000)	(2,761,000)	(1,002,000)
Deferred:
Federal	703,000	773,000	(2,520,000)
State	178,000	63,000	31,000
	881,000	836,000	(2,489,000)
Total income tax expense	$(2,136,000)	$(1,925,000)	$(3,491,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2014	2013	2012
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.1%	13.4%	6.9%
Valuation allowance	0.9%	0.1%	(0.4)%
Non-deductible stock based compensation	—	1.6%	1.6%
Other	(1.6)%	(1.4)%	0.2%
Effective income tax rate	40.4%	48.7%	43.3%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2014	2013
Deferred income tax assets:
Accruals not currently deductible for income taxes	$2,985,000	$1,846,000
Net operating loss carry-forwards	10,948,000	11,070,000
Total deferred income tax assets	13,933,000	12,916,000
Valuation allowance	(10,404,000)	(10,360,000)
Net deferred income tax assets	3,529,000	2,556,000

Deferred income tax liabilities:
Depreciation	(18,033,000)	(19,070,000)
Total deferred income tax liabilities	(18,033,000)	(19,070,000)
Net deferred income tax liability	$(14,504,000)	$(16,514,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$79,000	$76,000
Noncurrent deferred income tax assets	580,000	336,000
Noncurrent deferred income tax liabilities	(15,163,000)	(16,926,000)
	$(14,504,000)	$(16,514,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2029).  At December 31, 2014, we have available state net operating loss carryforwards of $218,307,000.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, increased (decreased) in 2014, 2013 and 2012 by $44,000, ($1,805,000) and ($24,000), respectively.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2014, 2013 or 2012.  As of December 31, 2014 and 2013, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2014, tax years after 2010 remain open to examination for federal and Delaware income tax purposes.

NOTE 8 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $820,000 and $768,000 as of December 31, 2014 and 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

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

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$9,982,000	$10,736,000
Interest cost	491,000	443,000
Actuarial loss (gain)	3,002,000	(1,013,000)
Benefits paid	(206,000)	(182,000)
Other	4,000	(2,000)
Benefit obligation at end of year	13,273,000	9,982,000

Change in plan assets:
Fair value of plan assets at beginning of year	7,797,000	7,024,000
Actual gain on plan assets	583,000	951,000
Employer contribution	40,000	—
Benefits paid	(206,000)	(182,000)
Other	4,000	4,000
Fair value of plan assets at end of year	8,218,000	7,797,000

Unfunded status	$(5,055,000)	$(2,185,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2014	2013
Accrued benefit cost	$(897,000)	$(729,000)
Liability for pension benefits	(4,158,000)	(1,456,000)
	$(5,055,000)	$(2,185,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic (benefit) cost at December 31 are as follows:

	2014	2013
Net actuarial loss, pre-tax	$5,710,000	$2,743,000

The accumulated benefit obligation for our pension plans was $13,273,000 and $9,982,000, respectively, as of December 31, 2014 and 2013.

The change in the funded status and accumulated other comprehensive loss is primarily a result of implementing a new set of mortality tables issued by the Society of Actuaries in October 2014 and lower discount rates.

The components of net periodic pension (benefit) cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Interest cost	$491,000	$443,000	$454,000
Expected return on plan assets	(612,000)	(552,000)	(508,000)
Recognized net actuarial loss	64,000	100,000	80,000
	$(57,000)	$(9,000)	$26,000

For the year ending December 31, 2015, we expect to recognize the following amounts as components of net periodic (benefit) cost which are included in accumulated other comprehensive loss as of December 31, 2014:

Actuarial loss	$123,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2014, 2013 and 2012, and the actuarial value of the benefit obligation at December 31, 2014 and 2013 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2014	2013	2012	2014	2013
Weighted-average discount rate	5.0%	4.4%	5.0%	4.1%	5.0%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

The weighted-average discount rates were determined by matching estimated benefit cash flows to a yield curve derived from long-term, high-quality corporate bond curves.

For 2014, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we considered our historical compounded return and reviewed asset class return expectations and long-term inflation assumptions.

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

The fair values of our pension assets as of December 31, 2014 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$838,000	$838,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,695,000	1,695,000	—	—
Equity-mid cap	774,000	774,000	—	—
Equity-small cap	165,000	165,000	—	—
Equity-international	1,046,000	1,046,000	—	—
Fixed income	3,065,000	3,065,000	—	—
Real estate	439,000	439,000	—	—
Money market	196,000	196,000	—	—
Total mutual funds/ETFs	7,380,000	7,380,000	—	—
Grand total	$8,218,000	$8,218,000	$—	$—

The fair values of our pension assets as of December 31, 2013 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$779,000	$779,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,583,000	1,583,000	—	—
Equity-mid cap	721,000	721,000	—	—
Equity-small cap	158,000	158,000	—	—
Equity-international	1,086,000	1,086,000	—	—
Fixed income	2,831,000	2,831,000	—	—
Real estate	346,000	346,000	—	—
Money market	293,000	293,000	—	—
Total mutual funds/ETFs	7,018,000	7,018,000	—	—
Grand total	$7,797,000	$7,797,000	$—	$—

We do not expect to contribute to our defined benefit pension plans in 2015.

Estimated future benefit payments are as follows:

2015	$1,250,000
2016	$400,000
2017	$412,000
2018	$460,000
2019	$497,000
2020-2024	$2,669,000

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2014, 2013 and 2012, we recorded expenses of $73,000, $60,000 and $60,000, respectively, related to the SERP.  During 2014, 2013 and 2012, we contributed $65,000, $55,000 and $0 to the plan, respectively.  The liability for pension benefits was $73,000 and $65,000 as of December 31, 2014 and 2013, respectively.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $119,000, $110,000 and $108,000 in 2014, 2013 and 2012, respectively.

NOTE 9 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,828	$1,851	$101,888	$(58,352)	$(2,266)
Net earnings	—	—	—	4,571	—
Dividends paid, $0.04 per share	—	—	—	(1,475)	—
Issuance of restricted stock awards, net of forfeitures	10	—	(10)	—	—
Stock-based compensation	—	—	313	—	—
Repurchase and retirement of common stock	(2)	—	(25)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $19	—	—	—	—	27
Change in net actuarial loss and prior service cost, net of income tax benefit of $182	—	—	—	—	(265)
Balance at December 31, 2012	1,836	1,851	102,166	(55,256)	(2,504)
Net earnings	—	—	—	2,024	—
Dividends paid, $0.05 per share	—	—	—	(1,831)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	291	—	—
Repurchase and retirement of common stock	(47)	—	(1,082)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $23	—	—	—	—	34
Change in net actuarial loss and prior service cost, net of income tax expense of $615	—	—	—	—	897
Balance at December 31, 2013	1,802	1,851	101,362	(55,063)	(1,573)
Net earnings	—	—	—	3,145	—
Dividends paid, $0.05 per share	—	—	—	(1,831)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	278	—	—
Repurchase and retirement of common stock	(5)	—	(124)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $5	—	—	—	—	7
Change in net actuarial loss and prior service cost, net of income tax benefit of $1,206	—	—	—	—	(1,761)
Excess tax benefit on restricted stock	—	—	7	—	—
Balance at December 31, 2014	$1,812	$1,851	$101,508	$(53,749)	$(3,327)

As of December 31, 2014 and 2013, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2014	2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,323,000 and $1,117,000, respectively	$(3,387,000)	$(1,626,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $43,000 and $38,000, respectively	60,000	53,000
Accumulated other comprehensive loss	$(3,327,000)	$(1,573,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During 2014 and 2013, we purchased and retired 13,950 and 442,526 shares of our outstanding common stock, respectively, at an average purchase price of $2.27 and $2.36 per share, respectively, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during 2012.  At December 31, 2014, we had remaining repurchase authority of 1,178,131 shares.

During the years ended December 31, 2014, 2013 and 2012, we purchased and retired 40,210, 33,950 and 23,779 shares of our outstanding common stock at an average purchase price of $2.41, $1.80 and $1.16 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our 2004 Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We had a stock incentive plan, adopted in 2004, which provided for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during 2014 and 2013, respectively.  This plan expired on January 27, 2014; therefore, no further grants of stock options or stock awards can be made under this plan.

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

Nonvested restricted stock activity for the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	574,000	$1.77
Granted	151,000	$2.50
Vested	(139,200)	$2.28
Nonvested at December 31, 2014	585,800	$1.84

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 based on the weighted average grant date fair value was $318,000, $394,000 and $474,000, respectively.  The grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $2.50, $1.80 and $1.04, respectively.  We recorded compensation expense of $278,000, $291,000 and $313,000 related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, there was $601,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

NOTE 10 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
2014:
Available-for-sale securities	$820,000	$820,000	$—	$—

2013:
Available-for-sale securities	$768,000	$768,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2014 and 2013, there was $10,760,000 and $14,820,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3	2013 Losses
Long-lived assets held and used	$26,000,000	$—	$—	$26,000,000	$4,329,000

Fair value of the long-lived assets held and used was determined using a valuation methodology which gave specific consideration to the value of the owned real estate (refer to NOTE 3 — Impairment Charge for further discussion).

NOTE 11 — Related Party Transactions

During the years ended December 31, 2014, 2013 and 2012, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,910,000, $1,854,000 and $1,865,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $240,000, $220,000 and $217,000, respectively, to Gaming for the years ended December 31, 2014, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $689,000, $801,000 and $804,000, during the years ended December 31, 2014, 2013 and 2012, respectively.  Additionally, we invoiced Gaming $184,000, $294,000 and $381,000, during 2014, 2013 and 2012, respectively, for tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2014 and 2013, our consolidated balance sheets included a $22,000 payable to and $4,000 receivable from Gaming for the aforementioned items.  We settled these items in January of 2015 and 2014.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 12 — Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2016.  Total rental payments charged to operations amounted to $75,000, $44,000 and $52,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at December 31, 2014.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2014 and 2013, $1,932,000 and $1,908,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation decreased by $30,000, $91,000 and $316,000, net, in 2014, 2013 and 2012, respectively, and is $1,813,000 at December 31, 2014.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close by the end of the first quarter of 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,800,000 to $9,600,000 depending on the tax treatment of the payments.

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

NOTE 13 — Quarterly Results (unaudited)

	March 31	June 30	September 30(a)	December 31(b)
Year Ended December 31, 2014
Revenues	$183,000	$24,273,000	$21,061,000	$157,000
Operating (loss) earnings	$(3,537,000)	$8,411,000	$4,251,000	$(3,433,000)
Net (loss) earnings	$(2,118,000)	$4,844,000	$2,601,000	$(2,182,000)
Net (loss) earnings per common share — basic	$(0.06)	$0.13	$0.07	$(0.06)
Net (loss) earnings per common share — diluted	$(0.06)	$0.13	$0.07	$(0.06)

Year Ended December 31, 2013
Revenues	$116,000	$24,465,000	$21,470,000	$129,000
Operating (loss) earnings	$(3,674,000)	$8,679,000	$7,300,000	$(7,645,000)
Net (loss) earnings	$(2,279,000)	$4,903,000	$4,158,000	$(4,758,000)
Net (loss) earnings per common share — basic	$(0.06)	$0.13	$0.11	$(0.13)
Net (loss) earnings per common share — diluted	$(0.06)	$0.13	$0.11	$(0.13)

(a)    During the third quarter of 2014, we recorded a loss on disposal of long-lived assets of $2,403,000 ($1,447,000 after income taxes) related to the removal and disposal of certain grandstand seating at our Dover International Speedway facility.  See NOTE 4 — Property and Equipment.

(b)    During the fourth quarter of 2013, we recorded a non-cash pre-tax impairment charge of $4,329,000 ($2,814,000 after income taxes) related to our long-lived assets at our Nashville Superspeedway facility.  See NOTE 3 — Impairment Charge.

Our operations are seasonal in nature with a majority of our motorsports events occurring during the second and third quarters.