Form 10-Q
period 2015-03-31
DOVER MOTORSPORTS INC
filed 2015-05-01
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,220,484 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Event-related	$10	$173
Other	—	10
	10	183
Expenses:
Operating and marketing	1,109	1,035
General and administrative	1,940	1,860
Loss on disposal of long-lived assets	40	—
Depreciation	1,545	825
	4,634	3,720

Income from assets held for sale	427	—

Operating loss	(4,197)	(3,537)

Interest expense, net	(147)	(165)
(Provision) benefit for contingent obligation	(23)	78
Other income	1	3

Loss before income taxes	(4,366)	(3,621)

Income tax benefit	1,762	1,503

Net loss	(2,604)	(2,118)

Unrealized gain on available-for- sale securities, net of income taxes	11	7

Change in net actuarial loss and prior service cost, net of income taxes	19	9

Comprehensive loss	$(2,574)	$(2,102)

Net loss per common share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$114	$24
Accounts receivable	1,699	139
Inventories	71	70
Prepaid expenses and other	1,715	1,042
Prepaid income taxes	170	170
Deferred income taxes	1,606	79
Assets held for sale	26,000	26,000
Total current assets	31,375	27,524

Property and equipment, net	56,757	58,236
Other assets	928	925
Deferred income taxes	569	580
Total assets	$89,629	$87,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$889
Accrued liabilities	4,342	4,944
Payable to Dover Downs Gaming & Entertainment, Inc.	11	22
Deferred revenue	6,721	1,348
Total current liabilities	11,396	7,203

Revolving line of credit	11,780	10,760
Liability for pension benefits	4,145	4,231
Provision for contingent obligation	1,836	1,813
Deferred income taxes	14,887	15,163
Total liabilities	44,044	39,170

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,220,484 and 18,116,562, respectively	1,822	1,812
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,562	101,508
Accumulated deficit	(56,353)	(53,749)
Accumulated other comprehensive loss	(3,297)	(3,327)
Total stockholders’ equity	45,585	48,095
Total liabilities and stockholders’ equity	$89,629	$87,265

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,604)	$(2,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,545	825
Amortization of credit facility fees	24	24
Stock-based compensation	136	106
Deferred income taxes	(1,762)	(1,503)
Provision (benefit) for contingent obligation	23	(78)
Income from assets held for sale	(427)	—
Changes in assets and liabilities:
Accounts receivable	(1,560)	(1,312)
Inventories	(1)	—
Prepaid expenses and other	(681)	(94)
Accounts payable	120	(15)
Accrued liabilities	(975)	(906)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	(11)	4
Deferred revenue	5,373	4,952
Liability for pension benefits	(55)	(67)
Net cash used in operating activities	(855)	(182)

Investing activities:
Capital expenditures	(753)	(116)
Purchases of available-for-sale securities	(6)	—
Proceeds from available-for-sale securities	5	—
Non-refundable payments received related to assets held for sale	800	—
Net cash provided by (used in) investing activities	46	(116)

Financing activities:
Borrowings from revolving line of credit	3,580	2,620
Repayments on revolving line of credit	(2,560)	(1,900)
Repurchase of common stock	(121)	(129)
Net cash provided by financing activities	899	591

Net increase in cash	90	293
Cash, beginning of period	24	4
Cash, end of period	$114	$297

Supplemental information:
Interest paid	$126	$144
Change in accounts payable for capital expenditures	$(687)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2015.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2015, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Xfinity Series events;

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

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement has been amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1.7 million in non-refundable deposits from the buyer which will be applied against the purchase price at closing.  These deposits are included in accrued liabilities at March 31, 2015 and December 31, 2014 in our consolidated balance sheets.  In the first quarter of 2015, we received two payments of $200,000 each to extend closing under the agreement, which amounts will not be applied against the purchase price.  We also received an additional $400,000 to further extend closing under the agreement, and depending on the closing date, a prorated portion of this amount will be applied against the purchase price.  Of the $800,000 received in the first quarter of 2015 to extend closing, $427,000 has been recorded as income from assets held for sale in our consolidated statements of operations as that amount will not be applied against the purchase price at closing.  The remaining $373,000 is included in accrued expenses at March 31, 2015.  The sale is scheduled to close on or before May 27, 2015.  Our gain would be the $27 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $4.5-5.0 million as a result of this transaction.  As a result of the expected sale, the assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at March 31, 2015 and December 31, 2014.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $23,000 and ($78,000) in the first three months of 2015 and 2014, respectively, and is $1,836,000 at March 31, 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $50,541,000 and $49,083,000 as of March 31, 2015 and December 31, 2014, respectively.

In the first quarter of 2015, we identified certain assets that, as a result of our planned reduction of grandstand seating, will be retired at the end of our 2015 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We expect to record depreciation expense of approximately $2,216,000 during 2015 related to these assets.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of March 31, 2015, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,386,000, which decreased by $18,000 in the first three months of 2015.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of March 31, 2015, tax years after 2010 remain open to examination for federal and Delaware income tax purposes.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2015 or 2014.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  We did not incur any advertising expenses for the three months ended March 31, 2015 or 2014.

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

	Three Months Ended March 31,
	2015	2014
Net loss per common share — basic:
Net loss	$(2,604)	$(2,118)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,604)	$(2,118)

Weighted-average shares outstanding	36,153	36,049

Net loss per common share — basic	$(0.07)	$(0.06)

	Three Months Ended March 31,
	2015	2014
Net loss per common share — diluted:
Net loss	$(2,604)	$(2,118)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,604)	$(2,118)

Weighted-average shares and dilutive shares outstanding	36,153	36,049

Net loss per common share — diluted	$(0.07)	$(0.06)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $136,000 and $106,000 as general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.  We recorded income tax benefits of $55,000 and $44,000 for the three months ended March 31, 2015 and 2014, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

At March 31, 2015, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at March 31, 2015).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2015, there was $11,780,000 outstanding under the credit facility at an interest rate of 1.68%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2015, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $4,918,000 at March 31, 2015.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $841,000 and $820,000 as of March 31, 2015 and December 31, 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost	$130,000	$118,000
Expected return on plan assets	(161,000)	(153,000)
Recognized net actuarial loss	31,000	15,000
	$—	$(20,000)

We made no contributions to our defined benefit pension plans during the three months ended March 31, 2015 or 2014.  We do not expect to contribute to our defined benefit pension plans in 2015.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2015 and 2014, we recorded expenses of $17,000 and $17,000, respectively, related to the SERP.  During the first three months of 2015 and 2014, we contributed $72,000 and $65,000 to the plan, respectively.  The liability for pension benefits was $18,000 and $73,000 as of March 31, 2015 and December 31, 2014, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $28,000 and $26,000 in the first three months of 2015 and 2014, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,812	$1,851	$101,508	$(53,749)	$(3,327)
Net loss	—	—	—	(2,604)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	136	—	—
Repurchase and retirement of common stock	(5)	—	(116)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $7	—	—	—	—	11
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	19
Excess tax benefit on restricted stock	—	—	49	—	—
Balance at March 31, 2015	$1,822	$1,851	$101,562	$(56,353)	$(3,297)

As of March 31, 2015 and December 31, 2014, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2015	December 31, 2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,311,000 and $2,323,000, respectively	$(3,368,000)	$(3,387,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $50,000 and $43,000, respectively	71,000	60,000
Accumulated other comprehensive loss	$(3,297,000)	$(3,327,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2014, we purchased and retired 13,950 shares of our outstanding common stock at an average purchase price of $2.27 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2015.  At March 31, 2015, we had remaining repurchase authority of 1,178,131 shares.

We had a stock incentive plan, adopted in 2004, which provided for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 stock awards under this plan during the three months ended March 31, 2014.  This plan expired on January 27, 2014; therefore, no further grants of stock options or stock awards can be made under this plan.

On January 29, 2014, our board of directors adopted a new stock incentive plan.  The plan was approved by our shareholders on April 23, 2014.  The plan provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Terms of the plan are similar to the 2004 plan discussed above.  We granted 153,000 stock awards under this plan during the three months ended March 31, 2015.  As of March 31, 2015, there were 1,848,626 shares available for granting options or stock awards.

During the three months ended March 31, 2015 and 2014, we purchased and retired 49,078 and 40,210 shares of our outstanding common stock at an average purchase price of $2.46 and $2.41 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
March 31, 2015
Available-for-sale securities	$841,000	$841,000	$—	$—

December 31, 2014
Available-for-sale securities	$820,000	$820,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2015 and December 31, 2014, there was $11,780,000 and $10,760,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2015 and 2014, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $445,000 and $466,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $87,000 and $61,000, respectively, to Gaming for the three months ended March 31, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our spring NASCAR event weekend at Dover International Speedway, we invoiced Gaming $36,000 and $5,000, respectively, for the three months ended March 31, 2015 and 2014 for tickets to the event.  As of March 31, 2015 and December 31, 2014, our consolidated balance sheets included an $11,000 and $22,000 payable to Gaming for the aforementioned items.  These items were settled in April of 2015 and January of 2015, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at March 31, 2015.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2015 and December 31, 2014, $1,931,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $23,000 and ($78,000) in the first three months of 2015 and 2014, respectively, and is $1,836,000 at March 31, 2015. An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close on or before May 27, 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2015 or 2014.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

We promoted no racing events during the first quarter of 2015 or 2014; therefore, our revenues were minimal.

Operating and marketing expenses increased slightly to $1,109,000 in the first quarter of 2015 as compared to $1,035,000 in the first quarter of 2014.

General and administrative expenses increased slightly to $1,940,000 in the first quarter of 2015 as compared to $1,860,000 in the first quarter of 2014.

Depreciation expense increased to $1,545,000 in the first quarter of 2015 as compared to $825,000 in the first quarter of 2014.  The increase was due primarily to shortening of the service lives of certain assets that will be retired as a result of our planned reduction of grandstand seating.  We expect to record approximately $1,487,000 of depreciation expense on these assets during the remainder of 2015.

Income from assets held for sale relates to payments we received in the first quarter of 2015 from the buyer of our Nashville Superspeedway facility to extend the closing date of settlement.

Net interest expense was $147,000 in the first quarter of 2015 as compared to $165,000 in the first quarter of 2014.  The decrease was due primarily to lower average borrowings.

Our effective income tax rates for the first quarters of 2015 and 2014 were 40.4% and 41.5%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $855,000 for the three months ended March 31, 2015 as compared to $182,000 for the three months ended March 31, 2014.  Due to the seasonal nature of our business, we reported a net loss in the first quarter of 2015 and 2014.  The increase in cash used in operating activities in the first quarter of 2015 was primarily due to the timing of payments related to our spring NASCAR event weekend.

Net cash provided by investing activities was $46,000 for the three months ended March 31, 2015 as compared to net cash used in investing activities of $116,000 for the three months ended March 31, 2014.  Capital expenditures in the first quarter of 2015 of $753,000 related to improvements, primarily the installation of fiber optic cable, at our Dover facility.  Capital expenditures of $116,000 in the first quarter of 2014 related to improvements, primarily the replacement of the speedway safety fence and equipment purchases at our Dover facility.  In May 2014, we entered into an agreement to sell our Nashville Superspeedway facility which is recorded as assets held for sale at March 31, 2015 and December 31, 2014.  During the first quarter of 2015, we received $800,000 from the buyer to extend the closing date.

Net cash provided by financing activities was $899,000 for the three months ended March 31, 2015 as compared to $591,000 for the three months ended March 31, 2014.  We had net borrowings on our outstanding line of credit of $1,020,000 in the first quarter of 2015 as compared to $720,000 in the first quarter of 2014.  During the first three months of 2014, we purchased and retired 13,950 shares of our outstanding common stock in the open market for $32,000.  No purchases of our equity securities from the open market were made during the first three months of 2015.  Additionally, we purchased and retired 49,078 and 40,210 shares of our outstanding common stock for $121,000 and $97,000 during the three months ended March 31, 2015 and 2014, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2015, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at March 31, 2015).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2015, there was $11,780,000 outstanding under the credit facility at an interest rate of 1.68%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2015, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $4,918,000 at March 31, 2015.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into a definitive agreement to sell the facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement has been amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1.7 million in non-refundable deposits from the buyer which will be applied against the purchase price at closing.  In the first quarter of 2015, we received two payments of $200,000 each to extend closing under the agreement, which amounts will not be applied against the purchase price.  We also received an additional $400,000 to further extend closing under the agreement, and depending on the closing date, a prorated portion of this amount will be applied against the purchase price.  Of the $800,000 received in the first quarter of 2015 to extend closing, $427,000 has been recorded as income from assets held for sale in our consolidated statements of operations as that amount will not be applied against the purchase price at closing.  The remaining $373,000 is included in accrued expenses at March 31, 2015.  The sale is scheduled to close on or before May 27, 2015.  Our gain would be the $27 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $4.5-5.0 million as a result of this transaction.  As a result of the expected sale, the assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at March 31, 2015 and December 31, 2014.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility (see NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion).  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $23,000 and ($78,000) in the first three months of 2015 and 2014, respectively, and is $1,836,000 at March 31, 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

We promoted six racing events in 2014, all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into sanction agreements with NASCAR for these same racing events in 2015.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,750,000 on capital expenditures during the remainder of 2015.  We do not expect to contribute to our defined benefit pension plans during 2015.

Contractual Obligations

At March 31, 2015, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Revolving line of credit	$11,780,000	$—	$11,780,000	$—	$—
Estimated interest payments on revolving line of credit(a)	461,000	148,000	313,000	—	—
Contingent obligation(b)	1,836,000	—	—	—	1,836,000
Purchase obligation(c)	106,000	106,000	—	—	—
Total contractual cash obligations	$14,183,000	$254,000	$12,093,000	$—	$1,836,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2015 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at March 31, 2015.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2015 and December 31, 2014, $1,931,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $23,000 and ($78,000) in the first three months of 2015 and 2014, respectively, and is $1,836,000 at March 31, 2015.  On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close on or before May 27, 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

(c)  Represents the remaining contracted amount for the replacement of the speedway safety fence and facility improvements at our Dover International Speedway facility.

Related Party Transactions

See NOTE 8 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2015, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at March 31, 2015.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2015 and December 31, 2014, $1,931,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2014, we paid $979,000 into the sales and incremental property tax fund and $955,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $23,000 and ($78,000) in the first three months of 2015 and 2014, respectively, and is $1,836,000 at March 31, 2015.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

On May 29, 2014, we entered into a definitive agreement to sell the Nashville facility to NeXovation, Inc. for $27 million in cash and the assumption by NeXovation, Inc. of our obligations under the aforementioned revenue bonds.  The sale is scheduled to close on or before May 27, 2015.  Upon completion of the sale of the assets of Nashville Superspeedway, we will reverse the contingent obligation which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2015.  At March 31, 2015, we had remaining repurchase authority of 1,178,131 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 1, 2015	Dover Motorsports, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)