Form 10-Q
period 2015-06-30
DOVER MOTORSPORTS INC
filed 2015-07-31
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,220,484 shares
Class A Common Stock -	18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Admissions	$4,212	$4,473	$4,212	$4,473
Event-related	4,681	4,194	4,691	4,367
Broadcasting	16,486	15,606	16,486	15,606
Other	1	—	1	10
	25,380	24,273	25,390	24,456
Expenses:
Operating and marketing	13,629	13,268	14,738	14,303
General and administrative	1,811	1,776	3,751	3,636
Loss on disposal of long-lived assets	—	—	40	—
Depreciation	1,422	818	2,967	1,643
	16,862	15,862	21,496	19,582

Income from assets held for sale	606	—	1,033	—

Operating earnings	9,124	8,411	4,927	4,874

Interest expense, net	(86)	(99)	(233)	(264)
Benefit (provision) for contingent obligation	125	(70)	102	8
Other income	—	14	1	17

Earnings before income taxes	9,163	8,256	4,797	4,635

Income tax expense	(3,669)	(3,412)	(1,907)	(1,909)

Net earnings	5,494	4,844	2,890	2,726

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(7)	9	4	16

Change in net actuarial loss and prior service cost, net of income taxes	19	9	38	18

Comprehensive income	$5,506	$4,862	$2,932	$2,760

Net earnings per common share:
Basic	$0.15	$0.13	$0.08	$0.07
Diluted	$0.15	$0.13	$0.08	$0.07

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$480	$24
Accounts receivable	1,299	139
Inventories	116	70
Prepaid expenses and other	1,162	1,042
Prepaid income taxes	—	170
Deferred income taxes	82	79
Assets held for sale	26,000	26,000
Total current assets	29,139	27,524

Property and equipment, net	55,698	58,236
Other assets	903	925
Deferred income taxes	561	580
Total assets	$86,301	$87,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554	$889
Accrued liabilities	5,630	4,944
Payable to Dover Downs Gaming & Entertainment, Inc.	22	22
Income taxes payable	1,840	—
Deferred revenue	4,107	1,348
Total current liabilities	12,153	7,203

Revolving line of credit	2,800	10,760
Liability for pension benefits	4,132	4,231
Provision for contingent obligation	1,711	1,813
Deferred income taxes	14,354	15,163
Total liabilities	35,150	39,170

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,220,484 and 18,116,562, respectively	1,822	1,812
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,622	101,508
Accumulated deficit	(50,859)	(53,749)
Accumulated other comprehensive loss	(3,285)	(3,327)
Total stockholders’ equity	51,151	48,095
Total liabilities and stockholders’ equity	$86,301	$87,265

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net earnings	$2,890	$2,726
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	2,967	1,643
Amortization of credit facility fees	48	48
Stock-based compensation	196	164
Deferred income taxes	(772)	(93)
Benefit for contingent obligation	(102)	(8)
Income from assets held for sale	(1,033)	—
Changes in assets and liabilities:
Accounts receivable	(1,160)	(11,902)
Inventories	(46)	(3)
Prepaid expenses and other	(132)	(64)
Accounts payable	348	433
Accrued liabilities	519	1,846
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	—	43
Income taxes payable/prepaid income taxes	2,006	1,351
Deferred revenue	2,759	2,292
Liability for pension benefits	(36)	(77)
Net cash provided by (used in) operating activities	8,452	(1,601)

Investing activities:
Capital expenditures	(1,112)	(322)
Purchases of available-for-sale securities	(8)	(45)
Proceeds from available-for-sale securities	5	42
Non-refundable payments received related to assets held for sale	1,200	—
Net cash provided by (used in) investing activities	85	(325)

Financing activities:
Borrowings from revolving line of credit	12,640	16,540
Repayments on revolving line of credit	(20,600)	(14,440)
Repurchase of common stock	(121)	(129)
Net cash (used in) provided by financing activities	(8,081)	1,971

Net increase in cash	456	45
Cash, beginning of period	24	4
Cash, end of period	$480	$49

Supplemental information:
Interest paid	$255	$318
Income tax payments	$669	$652
Change in accounts payable for capital expenditures	$(683)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2015.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2015, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR Xfinity Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for four consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The event returned to Dover on June 18-21, 2015 with 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the inaugural Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  We also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into an agreement to sell the facility for $27 million in cash and the assumption by the potential buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement was amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1,700,000 in non-refundable deposits from the potential buyer which was to be applied against the purchase price at closing.  In the first six months of 2015, we received $1,200,000 in non-refundable deposits to extend closing under the agreement a portion of which was to be applied against the purchase price depending on the closing date.

During the three and six-month periods ended June 30, 2015, $606,000 and $1,033,000, respectively, was recorded as income from assets held for sale in our consolidated statements of earnings as those amounts were not to be applied against the purchase price at closing based on the terms of the amendments.  As of June 30, 2015 and December 31, 2014, deposits of $1,867,000 and $1,700,000, respectively, were included in accrued expenses in our consolidated balance sheets.  On June 1, 2015, the potential buyer defaulted under the agreement and did not subsequently cure the default.  The amended closing date under the agreement was July 27, 2015; therefore, the agreement has now expired by its terms.  Accordingly, we will record as income the remaining deposits of $1,867,000 in the third quarter of 2015.  We have expanded our sales efforts and are in discussions with additional prospective buyers.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at June 30, 2015 and December 31, 2014.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $51,963,000 and $49,083,000 as of June 30, 2015 and December 31, 2014, respectively.

In the first quarter of 2015, we identified certain assets that, as a result of our planned reduction of grandstand seating, will be retired at the end of our 2015 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $655,000 and $1,384,000 in the three and six-month periods ended June 30, 2015 related to these assets.  We expect to record depreciation expense of approximately $2,216,000 during 2015 related to these assets.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of June 30, 2015, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $10,374,000, which decreased by $30,000 in the first six months of 2015.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of June 30, 2015, tax years after 2010 remain open to examination for federal and Delaware income tax purposes.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival and the Big Barrel Country Music Festival.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $251,000 and $224,000 of total revenues for the three and six-month periods ended June 30, 2015 and 2014, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $634,000 and $668,000 for the three and six-month periods ended June 30, 2015 and 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings per common share — basic and diluted:
Net earnings	$5,494	$4,844	$2,890	$2,726
Allocation to nonvested restricted stock awards	86	77	45	43
Net earnings available to common stockholders	$5,408	$4,767	$2,845	$2,683

Weighted-average shares outstanding — basic and diluted	36,157	36,042	36,155	36,052

Net earnings per common share — basic and diluted	$0.15	$0.13	$0.08	$0.07

There were no options outstanding and we paid no dividends during the three and six-month periods ended June 30, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $60,000 and $196,000, and $58,000 and $164,000 as general and administrative expenses for the three and six-month periods ended June 30, 2015 and 2014, respectively.  We recorded income tax benefits of $23,000 and $78,000, and $23,000 and $67,000 for the three and six-month periods ended June 30, 2015 and 2014, respectively, related to our restricted stock awards.

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

NOTE 4 — Long-Term Debt

At June 30, 2015, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at June 30, 2015).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2015, there was $2,800,000 outstanding under the credit facility at an interest rate of 1.69%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2015, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,898,000 at June 30, 2015.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $832,000 and $820,000 as of June 30, 2015 and December 31, 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$130,000	$119,000	$260,000	$237,000
Expected return on plan assets	(161,000)	(154,000)	(322,000)	(307,000)
Recognized net actuarial loss	31,000	15,000	62,000	30,000
	$—	$(20,000)	$—	$(40,000)

We made no contributions to our defined benefit pension plans during the six months ended June 30, 2015.  We do not expect to contribute to our defined benefit pension plans in 2015.  We contributed $8,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2014.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and six-month periods ended June 30, 2015 and 2014, we recorded expenses of $18,000 and $35,000, and $18,000 and $35,000, respectively, related to the SERP.  During the six-month periods ended June 30, 2015 and 2014, we contributed $72,000 and $65,000 to the plan, respectively.  The liability for pension benefits was $36,000 and $73,000 as of June 30, 2015 and December 31, 2014, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $35,000 and $63,000, and $34,000 and $60,000 in the three and six-month periods ended June 30, 2015 and 2014, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,812	$1,851	$101,508	$(53,749)	$(3,327)
Net earnings	—	—	—	2,890	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	196	—	—
Repurchase and retirement of common stock	(5)	—	(116)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $3	—	—	—	—	4
Change in net actuarial loss and prior service cost, net of income tax expense of $25	—	—	—	—	38
Excess tax benefit on restricted stock	—	—	49	—	—
Balance at June 30, 2015	$1,822	$1,851	$101,622	$(50,859)	$(3,285)

As of June 30, 2015 and December 31, 2014, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2015	December 31, 2014
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,298,000 and $2,323,000, respectively	$(3,349,000)	$(3,387,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $46,000 and $43,000, respectively	64,000	60,000
Accumulated other comprehensive loss	$(3,285,000)	$(3,327,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the six months ended June 30, 2014, we purchased and retired 13,950 shares of our outstanding common stock at an average purchase price of $2.27 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2015.  At June 30, 2015, we had remaining repurchase authority of 1,178,131 shares.

We had a stock incentive plan, adopted in 2004, which provided for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 stock awards under this plan during the six months ended June 30, 2014.  This plan expired on January 27, 2014; therefore, no further grants of stock options or stock awards can be made under this plan.

On January 29, 2014, our board of directors adopted a new stock incentive plan.  The plan was approved by our shareholders on April 23, 2014.  The plan provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Terms of the plan are similar to the 2004 plan discussed above.  We granted 153,000 stock awards under this plan during the six months ended June 30, 2015.  As of June 30, 2015, there were 1,848,626 shares available for granting options or stock awards.

During the six months ended June 30, 2015 and 2014, we purchased and retired 49,078 and 40,210 shares of our outstanding common stock at an average purchase price of $2.46 and $2.41 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
June 30, 2015
Available-for-sale securities	$832,000	$832,000	$—	$—

December 31, 2014
Available-for-sale securities	$820,000	$820,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2015 and December 31, 2014, there was $2,800,000 and $10,760,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three and six-month periods ended June 30, 2015 and 2014, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $501,000 and $946,000, and $526,000 and $992,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $42,000 and $129,000, and $98,000 and $159,000, respectively, to Gaming for the three and six-month periods ended June 30, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our spring NASCAR event weekend at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $422,000 and $340,000, respectively.  Additionally, we invoiced Gaming $75,000 and $111,000, and $94,000 and $99,000, respectively, for the three and six-month periods ended June 30, 2015 and 2014 for tickets to the event.  As of June 30, 2015 and December 31, 2014, our consolidated balance sheets included a $22,000 payable to Gaming for the aforementioned items.  These items were settled in July of 2015 and January of 2015, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at June 30, 2015.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2015 and December 31, 2014, $2,910,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first six months of 2015, we paid $983,000 into the sales and incremental property tax fund and we expect approximately $810,000 to be deducted from the fund for principal and interest payments during 2015.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($125,000) and ($102,000), and $70,000 and ($8,000) in the three and six-month periods ended June 30, 2015 and 2014, respectively, and is $1,711,000 at June 30, 2015.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and souvenir sales and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.   Additionally, event-related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival and the Big Barrel Country Music Festival.  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedway and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession revenue from concession stand sales and sales of souvenirs are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide advertising or other goods or services in exchange for sponsorships of motorsports events are recorded at fair value.  Barter transactions accounted for $251,000 and $224,000 of total revenues for the three and six-month periods ended June 30, 2015 and 2014.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Admissions revenue was $4,212,000 in the second quarter of 2015 as compared to $4,473,000 in the second quarter of 2014.  The $261,000 decrease was related to slightly lower attendance at our 2015 spring NASCAR event weekend at Dover International Speedway and from lower average ticket prices.

Event-related revenue was $4,681,000 in the second quarter of 2015 as compared to $4,194,000 in the second quarter of 2014.  The $487,000 increase was primarily related to revenues from the inaugural Big Barrel Country Music Festival which was held on our property.  Similar to our arrangement for the Firefly Music Festival, we received a fee for the use of our property and a percentage of the concession sales we managed.  Additionally, higher corporate spending at our 2015 spring NASCAR event weekend contributed to the increase.  These increases were partially offset by lower concession revenues from the Firefly Music Festival which was held on our property.  The festival was forced to close early one evening due to inclement weather which negatively impacted concession sales.

Broadcasting revenue increased to $16,486,000 in the second quarter of 2015 as compared to $15,606,000 in the second quarter of 2014 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $13,629,000 in the second quarter of 2015 as compared to $13,268,000 in the second quarter of 2014.  The increase was related to higher expenses for our spring NASCAR event weekend, primarily increased purse and sanction fees expenses.

General and administrative expenses increased slightly to $1,811,000 in the second quarter of 2015 as compared to $1,776,000 in the second quarter of 2014.

Depreciation expense increased to $1,422,000 in the second quarter of 2015 as compared to $818,000 in the second quarter of 2014.  The increase was due primarily to shortening of the service lives of certain assets that will be retired as a result of our planned reduction of grandstand seating.  We expect to record approximately $832,000 of depreciation expense on these assets during the remainder of 2015.

Income from assets held for sale relates to payments we received in 2015 from the potential buyer of our Nashville Superspeedway facility to extend the closing date of settlement that were not to be applied to the purchase price at closing.  The sales agreement expired on July 27, 2015.

Net interest expense was $86,000 in the second quarter of 2015 as compared to $99,000 in the second quarter of 2014.  The decrease was due primarily to lower average borrowings.

Our effective income tax rates for the second quarters of 2015 and 2014 were 40.0% and 41.3%, respectively.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Admissions revenue was $4,212,000 in the first six months of 2015 as compared to $4,473,000 in the first six months of 2014.  The $261,000 decrease was related to lower attendance at our 2015 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,691,000 in the first six months of 2015 as compared to $4,367,000 in the first six months of 2014.  The $324,000 increase was primarily related to revenues from the inaugural Big Barrel Country Music Festival which was held on our property.  We received a fee for the use of our property and a percentage of the concession sales we managed.  Additionally, higher corporate spending at our 2015 spring NASCAR event weekend contributed to the increase.  These increases were partially offset by lower concession revenues from the Firefly Music Festival which was held on our property.  The festival was forced to close early one evening due to inclement weather which negatively impacted concession sales.  Additionally, we had fewer track rentals at our Nashville Superspeedway facility in the first six months of 2015.

Broadcasting revenue increased to $16,486,000 in the first six months of 2015 as compared to $15,606,000 in the first six months of 2014 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $14,738,000 in the first six months of 2015 as compared to $14,303,000 in the first six months of 2014.  The increase was primarily related to higher expenses for our spring NASCAR event weekend, primarily increased purse and sanction fees.

General and administrative expenses increased slightly to $3,751,000 in the first six months of 2015 as compared to $3,636,000 in the first six months of 2014.

Depreciation expense increased to $2,967,000 in the first six months of 2015 as compared to $1,643,000 in the first six months of 2014.  The increase was due primarily to shortening of the service lives of certain assets that will be retired as a result of our planned reduction of grandstand seating.  We expect to record approximately $832,000 of depreciation expense on these assets during the remainder of 2015.

Income from assets held for sale relates to payments we received in 2015 from the potential buyer of our Nashville Superspeedway facility to extend the closing date of settlement that were not to be applied to the purchase price at closing. The sales agreement expired on July 27, 2015.

Net interest expense was $233,000 in the first six months of 2015 as compared to $264,000 in the first six months of 2014.  The decrease was due primarily to lower average borrowings.

Our effective income tax rates for the first six months of 2015 and 2014 were 39.8% and 41.2%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $8,452,000 for the first six months of 2015 as compared to net cash used in operating activities of $1,601,000 for the first six months of 2014.  The increase in cash provided by operating activities in the first six months of 2015 was primarily due to the timing of receipt of broadcasting revenue related to our spring NASCAR event weekend.   Broadcasting revenue related to our spring 2015 NASCAR event weekend was received in June 2015.  The majority of broadcasting revenue related to our spring 2014 NASCAR event weekend was received in July 2014.  Partially offsetting this increase was a decrease in cash provided by operations due to the timing of payments to the promoter of the Firefly event for receipts from concessions sales and the timing of receipts from the promoter to reimburse us for expenses we paid on their behalf.

Net cash provided by investing activities was $85,000 for the first six months of 2015 as compared to net cash used in investing activities of $325,000 for the first six months of 2014.  Capital expenditures in the first six months of 2015 of $1,112,000 related to improvements, primarily the installation of fiber optic cable and equipment purchases, at our Dover facility.  Capital expenditures of $322,000 in the first six months of 2014 related to improvements, primarily the replacement of the speedway safety fence and equipment purchases at our Dover facility.  In May 2014, we entered into an agreement to sell our Nashville Superspeedway facility which is recorded as assets held for sale at June 30, 2015 and December 31, 2014.  During the first six months of 2015, we received $1,200,000 from the potential buyer to extend the closing date.

Net cash used in financing activities was $8,081,000 for the first six months of 2015 as compared to net cash provided by financing activities of $1,971,000 for the first six months of 2014.  We had net repayments on our outstanding line of credit of $7,960,000 in the first six months of 2015 as compared to net borrowings of $2,100,000 in the first six months of 2014.  During the first six months of 2014, we purchased and retired 13,950 shares of our outstanding common stock in the open market for $32,000.  No purchases of our equity securities from the open market were made during the first six months of 2015.  Additionally, we purchased and retired 49,078 and 40,210 shares of our outstanding common stock for $121,000 and $97,000 during the first six months of 2015 and 2014, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At June 30, 2015, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at June 30, 2015).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2015, there was $2,800,000 outstanding under the credit facility at an interest rate of 1.69%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2015, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,898,000 at June 30, 2015.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into an agreement to sell the facility for $27 million in cash and the assumption by the potential buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement was amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1,700,000 in non-refundable deposits from the potential buyer which was to be applied against the purchase price at closing.  In the first six months of 2015, we received $1,200,000 in non-refundable deposits to extend closing under the agreement a portion of which was to be applied against the purchase price depending on the closing date.  During the three and six-month periods ended June 30, 2015, $606,000 and $1,033,000, respectively, was recorded as income from assets held for sale in our consolidated statements of earnings as those amounts were not to be applied against the purchase price at closing based on the terms of the amendments.  As of June 30, 2015 and December 31, 2014, deposits of $1,867,000 and $1,700,000, respectively, were included in accrued expenses in our consolidated balance sheets.  On June 1, 2015, the potential buyer defaulted under the agreement and did not subsequently cure the default.  The amended closing date under the agreement was July 27, 2015; therefore, the agreement has now expired by its terms.  Accordingly, we will record as income the remaining deposits of $1,867,000 in the third quarter of 2015.  We have expanded our sales efforts and are in discussions with additional prospective buyers.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheet at June 30, 2015 and December 31, 2014.

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

We have hosted the Firefly Music Festival on our property in Dover, Delaware for four consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The event returned to Dover on June 18-21, 2015 with 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the inaugural Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  We also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $500,000 on capital expenditures during the remainder of 2015.  We do not expect to contribute to our defined benefit pension plans during 2015.

Contractual Obligations

At June 30, 2015, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Revolving line of credit	$2,800,000	$—	$2,800,000	$—	$—
Estimated interest payments on revolving line of credit(a)	98,000	23,000	75,000	—	—
Contingent obligation(b)	1,711,000	—	—	—	1,711,000
Total contractual cash obligations	$4,609,000	$23,000	$2,875,000	$—	$1,711,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2015 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at June 30, 2015.  Annual principal payments range from $800,000 in September 2015 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2015 and December 31, 2014, $2,910,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first six months of 2015, we paid $983,000 into the sales and incremental property tax fund and we expect approximately $810,000 to be deducted from the fund for principal and interest payments during 2015.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($125,000) and ($102,000), and $70,000 and ($8,000) in the three and six-month periods ended June 30, 2015 and 2014, respectively, and is $1,711,000 at June 30, 2015.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended June 30, 2015, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $18,000,000 was outstanding at June 30, 2015.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2015 and December 31, 2014, $2,910,000 and $1,932,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first six months of 2015, we paid $983,000 into the sales and incremental property tax fund and we expect approximately $810,000 to be deducted from the fund for principal and interest payments during 2015.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under an $18,302,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($125,000) and ($102,000), and $70,000 and ($8,000) in the three and six-month periods ended June 30, 2015 and 2014, respectively, and is $1,711,000 at June 30, 2015.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Substantially All Of Our Motorsports Revenue is Attributable to One Location

Substantially all of our revenue comes from Dover International Speedway in Dover, Delaware.  Any prolonged disruption of operations at this facility due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the second quarter of 2015.  At June 30, 2015, we had remaining repurchase authority of 1,178,131 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	July 31, 2015	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)