Form 10-Q
period 2016-03-31
DOVER MOTORSPORTS INC
filed 2016-05-02
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                            18,329,173 shares

Class A Common Stock -              18,510,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Event-related	$139	$10

Expenses:
Operating and marketing	1,206	1,109
General and administrative	1,954	1,940
Loss on disposal of long-lived assets	—	40
Depreciation	896	1,545
	4,056	4,634

Income from assets held for sale	—	427

Operating loss	(3,917)	(4,197)

Interest expense, net	(59)	(147)
Benefit (provision) for contingent obligation	14	(23)
Other income	—	1

Loss before income taxes	(3,962)	(4,366)

Income tax benefit	1,619	1,762

Net loss	(2,343)	(2,604)

Unrealized gain on available-for- sale securities, net of income taxes	5	11

Change in net actuarial loss and prior service cost, net of income taxes	17	19

Comprehensive loss	$(2,321)	$(2,574)

Net loss per common share:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$153	$1
Accounts receivable	1,430	173
Inventories	71	72
Prepaid expenses and other	1,820	1,136
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	44
Prepaid income taxes	2	1
Deferred income taxes	1,408	79
Assets held for sale	26,000	26,000
Total current assets	30,884	27,506

Property and equipment, net	53,105	53,542
Other assets	844	851
Deferred income taxes	531	549
Total assets	$85,364	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686	$137
Accrued liabilities	2,246	3,215
Payable to Dover Downs Gaming & Entertainment, Inc.	10	—
Deferred revenue	5,648	1,278
Total current liabilities	8,590	4,630

Revolving line of credit	7,580	5,900
Liability for pension benefits	3,689	3,790
Provision for contingent obligation	1,713	1,727
Deferred income taxes	14,087	14,408
Total liabilities	35,659	30,455

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,329,173 and 18,220,484, respectively	1,833	1,822
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,510,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,764	101,742
Accumulated deficit	(52,644)	(50,301)
Accumulated other comprehensive loss	(3,099)	(3,121)
Total stockholders’ equity	49,705	51,993
Total liabilities and stockholders’ equity	$85,364	$82,448

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(2,343)	$(2,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	896	1,545
Amortization of credit facility fees	24	24
Stock-based compensation	109	136
Excess tax benefits from stock-based compensation	(27)	—
Deferred income taxes	(1,620)	(1,762)
(Benefit) provision for contingent obligation	(14)	23
Income from assets held for sale	—	(427)
Changes in assets and liabilities:
Accounts receivable	(1,257)	(1,560)
Inventories	1	(1)
Prepaid expenses and other	(692)	(681)
Prepaid income taxes	(1)	—
Accounts payable	422	120
Accrued liabilities	(969)	(975)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	54	(11)
Deferred revenue	4,370	5,373
Liability for pension benefits	(72)	(55)
Net cash used in operating activities	(1,119)	(855)

Investing activities:
Capital expenditures	(332)	(753)
Purchases of available-for-sale securities	(2)	(6)
Proceeds from available-for-sale securities	1	5
Non-refundable payments received related to assets held for sale	—	800
Net cash (used in) provided by investing activities	(333)	46

Financing activities:
Borrowings from revolving line of credit	3,100	3,580
Repayments on revolving line of credit	(1,420)	(2,560)
Repurchase of common stock	(103)	(121)
Excess tax benefits from stock-based compensation	27	—
Net cash provided by financing activities	1,604	899

Net increase in cash	152	90
Cash, beginning of period	1	24
Cash, end of period	$153	$114

Supplemental information:
Interest paid	$95	$126
Change in accounts payable for capital expenditures	$127	$(687)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2016.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2016, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for four consecutive years and it is scheduled to return on June 16-19, 2016 with over 110 musical acts.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts, a four day festival in June 2014 with over 100 musical acts and a four day festival in June 2015 with 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the inaugural Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it will not promote the event in 2016.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into an agreement to sell the facility for $27 million in cash and the assumption by the potential buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement was amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1,700,000 in non-refundable deposits from the potential buyer which was to be applied against the purchase price at closing.  In 2015, we received $1,200,000 in non-refundable deposits to extend closing under the agreement, a portion of which was to be applied against the purchase price depending on the closing date.  During the first quarter of 2015, $427,000 was recorded as income from assets held for sale in our consolidated statements of operations as those deposit amounts were not to be applied against the purchase price at closing based on the terms of the amendments.  On June 1, 2015, the potential buyer defaulted under the agreement and did not subsequently cure the default.  The amended closing date under the agreement was July 27, 2015; therefore, the agreement expired by its terms.  We have expanded our sales efforts and are in discussions with additional prospective buyers.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at March 31, 2016 and December 31, 2015.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $55,200,000 and $54,306,000 as of March 31, 2016 and December 31, 2015, respectively.

In the first quarter of 2016, we began a renovation project of certain track related assets that will take approximately one year to complete.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $91,000 in the three months ended March 31, 2016 related to these assets and expect to record an additional $117,000 of depreciation expense during the remainder of 2016.

In the first quarter of 2015, we identified certain track related assets that, as a result of our planned reduction of grandstand seating, were retired at the end of our 2015 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $729,000 in the three months ended March 31, 2015 related to these assets.  As of December 31, 2015, these assets were fully depreciated.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2016 and 2015, respectively.

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  We did not incur any advertising expenses for the three months ended March 31, 2016 or 2015.

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

	Three Months Ended March 31,
	2016	2015
Net loss per common share — basic and diluted:
Net loss	$(2,343)	$(2,604)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,343)	$(2,604)

Weighted-average shares outstanding — basic and diluted	36,251	36,153

Net loss per common share — basic and diluted	$(0.06)	$(0.07)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2016 or 2015.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $109,000 and $136,000 as general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively.  We recorded income tax benefits of $44,000 and $55,000 for the three months ended March 31, 2016 and 2015, respectively, related to our restricted stock awards.

NOTE 4 — Long-Term Debt

At March 31, 2016, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2016).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2016, there was $7,580,000 outstanding under the credit facility at an interest rate of 1.69%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2016, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,932,000 at March 31, 2016.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $822,000 and $813,000 as of March 31, 2016 and December 31, 2015, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2016	2015
Interest cost	$115,000	$130,000
Expected return on plan assets	(156,000)	(161,000)
Recognized net actuarial loss	29,000	31,000
	$(12,000)	$—

We made no contributions to our defined benefit pension plans during the three months ended March 31, 2016 or 2015.  We do not expect to contribute to our defined benefit pension plans in 2016.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2016 and 2015, we recorded expenses of $20,000 and $17,000, respectively, related to the SERP.  During the first three months of 2016 and 2015, we contributed $81,000 and $72,000 to the plan, respectively.  The liability for SERP pension benefits was $21,000 and $82,000 as of March 31, 2016 and December 31, 2015, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $38,000 and $28,000 in the first three months of 2016 and 2015, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$1,822	$1,851	$101,742	$(50,301)	$(3,121)
Net loss	—	—	—	(2,343)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	109	—	—
Repurchase and retirement of common stock	(4)	—	(99)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $3	—	—	—	—	5
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	17
Excess tax benefits on restricted stock	—	—	27	—	—
Balance at March 31, 2016	$1,833	$1,851	$101,764	$(52,644)	$(3,099)

As of March 31, 2016 and December 31, 2015, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2016	December 31, 2015
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,159,000 and $2,171,000, respectively	$(3,147,000)	$(3,164,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $34,000 and $31,000, respectively	48,000	43,000
Accumulated other comprehensive loss	$(3,099,000)	$(3,121,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2016 or 2015.  At March 31, 2016, we had remaining repurchase authority of 1,178,131 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 153,000 stock awards under this plan during each of the three months ended March 31, 2016 and 2015.  As of March 31, 2016, there were 1,704,978 shares available for granting options or stock awards.

During the three months ended March 31, 2016 and 2015, we purchased and retired 44,311 and 49,078 shares of our outstanding common stock at an average purchase price of $2.33 and $2.46 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
March 31, 2016
Available-for-sale securities	$822,000	$822,000	$—	$—

December 31, 2015
Available-for-sale securities	$813,000	$813,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2016 and December 31, 2015, there was $7,580,000 and $5,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2016 and 2015, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $475,000 and $445,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $83,000 and $87,000, respectively, to Gaming for the three months ended March 31, 2016 and 2015.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, we invoiced Gaming $36,000 during the three months ended March 31, 2015 for tickets to our 2015 spring NASCAR event weekend.  As of March 31, 2016 and December 31, 2015, our consolidated balance sheets included a $10,000 payable to and a $44,000 receivable from Gaming for the aforementioned items.  These items were settled in April of 2016 and January of 2016, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $17,200,000 was outstanding at March 31, 2016.  Annual principal payments range from $900,000 in September 2016 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $17,488,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2016 and December 31, 2015, $1,912,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2015, we paid $983,000 into the sales and incremental property tax fund and $939,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($14,000) and $23,000 in the first three months of 2016 and 2015, respectively, and is $1,713,000 at March 31, 2016.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

We promoted no events during the first quarter of 2016 or 2015; therefore, revenues were minimal.

Operating and marketing expenses were $1,206,000 in the first quarter of 2016 as compared to $1,109,000 in the first quarter of 2015.

General and administrative expenses remained consistent at $1,954,000 in the first quarter of 2016 as compared to $1,940,000 in the first quarter of 2015.

Depreciation expense decreased to $896,000 in the first quarter of 2016 as compared to $1,545,000 in the first quarter of 2015.  The decrease was due primarily to shortening the service lives of certain track related assets in the first quarter of 2015 that were retired as a result of our planned reduction of grandstand seating.  We recorded $729,000 of depreciation expense on these assets in the first quarter of 2015, and they were fully depreciated as of December 31, 2015.  Partially offsetting this decrease was depreciation of $91,000 recorded in the first quarter of 2016 as a result of shortening the service lives of certain track related assets that are part of a renovation project that began in 2016.  We expect to record an additional $117,000 of depreciation expense on these assets during the remainder of 2016.

Income from assets held for sale in the first quarter of 2015 relates to non-refundable payments we received from the potential buyer of our Nashville Superspeedway facility to extend the closing date of settlement. The sales agreement expired on July 27, 2015.

Net interest expense was $59,000 in the first quarter of 2016 as compared to $147,000 in the first quarter of 2015.  The decrease was due primarily to lower average borrowings and lower letter of credit fees.

Our effective income tax rates for the first quarter of 2016 and 2015 were 40.9% and 40.4%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $1,119,000 for the first quarter of 2016 as compared to $855,000 for the first quarter of 2015.  Due to the seasonal nature of our business, we reported a net loss in the first quarter of 2016 and 2015.  The increase in cash used in operating activities was primarily due to the timing of invoicing and cash receipts from our corporate sponsorship customers.  This increase was partially offset by the timing of payments to vendors.

Net cash used in investing activities was $333,000 for the first quarter of 2016 as compared to net cash provided by investing activities of $46,000 for the first quarter of 2015.  Capital expenditures of $332,000 in the first quarter of 2016 related primarily to the installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $753,000 in the first quarter of 2015 related to improvements, primarily the installation of fiber optic cable, at our Dover facility.  In May 2014, we entered into an agreement to sell our Nashville Superspeedway facility.  During the first quarter of 2015, we received $800,000 in non-refundable fees from the potential buyer to extend the closing date.

Net cash provided by financing activities was $1,604,000 for the first quarter of 2016 as compared to $899,000 for the first quarter of 2015.  We had net borrowings on our outstanding line of credit of $1,680,000 in the first quarter of 2016 as compared to $1,020,000 in the first quarter of 2015.  During the first three months of 2016 and 2015, respectively, we purchased and retired 44,311 and 49,078 shares of our outstanding common stock for $103,000 and $121,000 from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2016, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on July 31, 2017.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2016).  The facility provides that we may elect to enter into a negative pledge with the bank group in exchange for the release of the security interest in the collateral securing the agreement.  In the event we elect to enter into the negative pledge, interest will be based upon LIBOR plus a margin that varies between 150 and 200 basis points depending on the leverage ratio.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides the lenders with a first lien on all of our assets.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2016, there was $7,580,000 outstanding under the credit facility at an interest rate of 1.69%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2016, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $9,932,000 at March 31, 2016.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  On May 29, 2014, we entered into an agreement to sell the facility for $27 million in cash and the assumption by the potential buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  The sales agreement was amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1,700,000 in non-refundable deposits from the potential buyer which was to be applied against the purchase price at closing.  In 2015, we received $1,200,000 in non-refundable deposits to extend closing under the agreement, a portion of which was to be applied against the purchase price depending on the closing date.  During the first quarter of 2015, $427,000 was recorded as income from assets held for sale in our consolidated statements of operations as those deposit amounts were not to be applied against the purchase price at closing based on the terms of the amendments.  On June 1, 2015, the potential buyer defaulted under the agreement and did not subsequently cure the default.  The amended closing date under the agreement was July 27, 2015; therefore, the agreement expired by its terms.  We have expanded our sales efforts and are in discussions with additional prospective buyers.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at March 31, 2016 and December 31, 2015.

We promoted six racing events in 2015 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis and we have entered into a sanction agreement for that event for 2016.

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

We have hosted the Firefly Music Festival on our property in Dover, Delaware for four consecutive years and it is scheduled to return on June 16-19, 2016 with over 110 musical acts.  The inaugural three day festival with 40 musical acts was held in July 2012, followed by a three day festival in June 2013 with over 70 musical acts and an expanded four day festival in June 2014 with over 100 musical acts.  The event returned to Dover on June 18-21, 2015 with 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the inaugural Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it will not promote the event in 2016.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,750,000 - $2,000,000 on capital expenditures during the remainder of 2016.  We do not expect to contribute to our defined benefit pension plans during 2016.

Contractual Obligations

At March 31, 2016, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2016	2017 – 2018	2019 – 2020	Thereafter
Revolving line of credit	$7,580,000	$—	$7,580,000	$—	$—
Estimated interest payments on revolving line of credit(a)	170,000	96,000	74,000	—	—
Contingent obligation(b)	1,713,000	—	—	—	1,713,000
Total contractual cash obligations	$9,463,000	$96,000	$7,654,000	$—	$1,713,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2016 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $17,200,000 was outstanding at March 31, 2016.  Annual principal payments range from $900,000 in September 2016 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $17,488,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2016 and December 31, 2015, $1,912,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2015, we paid $983,000 into the sales and incremental property tax fund and $939,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($14,000) and $23,000 in the first three months of 2016 and 2015, respectively, and is $1,713,000 at March 31, 2016.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Related Party Transactions

See NOTE 8 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2016, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $17,200,000 was outstanding at March 31, 2016.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2016 and December 31, 2015, $1,912,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2015, we paid $983,000 into the sales and incremental property tax fund and $939,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $17,488,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($14,000) and $23,000 in the first three months of 2016 and 2015, respectively, and is $1,713,000 at March 31, 2016.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover, Delaware which were held in the second and fourth quarters of 2015 and are scheduled to be held in the second and fourth quarters of 2016.  As a result, quarterly earnings will vary.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2016.  At March 31, 2016, we had remaining repurchase authority of 1,178,131 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015; (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 2, 2016	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)