Form 10-K
period 2016-12-31
DOVER MOTORSPORTS INC
filed 2017-03-01
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $33,856,077 as of June 30, 2016 (the last day of our most recently completed second quarter).

As of February 21, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,381,181 shares
Class A Common Stock -	18,509,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 26, 2017 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2016, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2017, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 97% of total revenues in 2016, 2015 and 2014.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for five consecutive years and it is scheduled to return on June 15-18, 2017.  The inaugural three day festival with 40 musical acts was held in July 2012 and this year’s event in Dover was held on June 16-19, 2016 with over 110 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it would not promote the Big Barrel Country Music Festival in 2016 and there is no plan for a second festival in 2017.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We generate revenues primarily from the following sources:

•                  rights fees obtained for television and radio broadcasts of our events;

•                  ticket sales;

•                  sponsorship payments;

•                  luxury suite rentals;

•                  hospitality tent rentals and catering;

•                  concessions and vendor commissions for the right to sell concessions and souvenirs at our facilities;

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

In April 2001, we opened Nashville Superspeedway — a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee.  Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.

On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  Under the agreement, as amended on January 22, 2017, the sale is scheduled to close in the second quarter of 2017.  Our gain would be the $27.5 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $5 million as a result of this transaction.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at December 31, 2016 and 2015.  Our balance sheet includes a $1,802,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Upon completion of the sale of the assets of Nashville Superspeedway, we will no longer be responsible for this obligation and will reverse it which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 48 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Cup Series professional stock car racing circuit, two races are in the NASCAR XFINITY Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Prior to 2017, the NASCAR Cup Series was sponsored by Sprint.  The series has been rebranded as the Monster Energy NASCAR Cup Series for events in 2017 and 2018 (and for an additional two years if Monster Energy exercises its renewal option).

Each of the NASCAR XFINITY Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Cup Series event.  Dover International Speedway is one of only seven speedways in North America that presents two NASCAR Cup Series events and two NASCAR XFINITY Series events each year.  Additionally, it is one of only nine tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Cup Series events in the Maryland to Maine region each year.  Our fall event was the third of ten races in the “Chase for the NASCAR Cup” (rebranded the “Playoff” for 2017), an elimination format which determines the NASCAR Cup Series champion for the racing season.  The XFINITY Series and the Camping World Truck Series have also moved to a playoff format.  Our fall XFINITY Series event was the second of seven races in the “Chase for the NASCAR XFINITY Cup” (rebranded the “Playoff” for 2017).

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent grandstand seating capacity of approximately 85,000.  Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track.  The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Cup Series events.  The superspeedway facility also features the Monster Bridge®.  The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities.  The Monster Bridge is the only one of its kind in the motorsports industry.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two NASCAR Cup Series events in 2016 through 2020.  Our business is substantially dependent on these two agreements.

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

Employees

As of December 31, 2016, we had approximately 52 full-time employees and 5 part-time employees.  We engage temporary personnel to assist during our motorsports racing season.  We believe that we enjoy a good relationship with our employees.

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

Our ability to obtain additional sanctioned events in the future and to negotiate favorable terms to our sanction agreements and the success of NASCAR in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control.  As our success depends on the terms of our sanction agreements and the success of each event or series that we are promoting, a material change in the terms of a sanction agreement or a material adverse effect on NASCAR, such as a decline in the attendance at (or the popularity of) NASCAR events, the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from live broadcast coverage, admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements, which expired in 2014, have yielded us significant cash flow.  In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Cup Series races, 14 NASCAR XFINITY Series events and the entire NASCAR Camping World Truck Series season.  Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Cup Series races, 19 NASCAR XFINITY Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville Superspeedway May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at December 31, 2016.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2016 and 2015, $1,761,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $75,000, ($86,000) and ($30,000) in 2016, 2015 and 2014, respectively, and is $1,802,000 at December 31, 2016.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.  See NOTE 1 — Business Operations and NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware.  For 2017, three NASCAR racing events are scheduled to be held in the second quarter, two in the third quarter and one in the fourth quarter.  In 2016, three NASCAR racing events were held in the second quarter, one in the third quarter and two in the fourth quarter.  In 2015, three NASCAR racing events were held in the second quarter and three in the fourth quarter.  As a result, quarterly earnings will vary.

Substantially All Of Our Revenue is Attributable to One Location

Substantially all of our revenue comes from Dover International Speedway.  Any prolonged disruption of operations at this facility due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

Postponement And/Or Cancellation Of Major Events Could Adversely Affect Us

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2016, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 21, 2017, there were 18,381,181 shares of common stock and 18,509,975 shares of Class A common stock outstanding.  There were 752 holders of record for common stock and 11 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2016 and 2015 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2016	$2.50	$2.05	$0.05
September 30, 2016	$2.54	$2.04	None
June 30, 2016	$2.50	$2.05	None
March 31, 2016	$2.43	$1.93	None

December 31, 2015	$2.36	$2.07	$0.05
September 30, 2015	$2.42	$2.10	None
June 30, 2015	$2.56	$2.11	None
March 31, 2015	$2.85	$2.10	None

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the fourth quarter of 2016.  At December 31, 2016, we had remaining repurchase authority of 1,140,318 shares.

Item 6.           Selected Financial Data

Not applicable.

Item 7.                                 Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival and the Big Barrel Country Music Festival (in 2015 only).  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $400,000, $721,000 and $550,000 of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Our operating results reflect a decrease in admissions revenue.  In 2016 and 2015, much of this was weather related.  However, management believes that our admissions revenue may continue to be negatively impacted if consumer and corporate spending continues to be impacted by the economic downturn, high food and health-care costs, high unemployment and underemployment, difficult housing and credit markets, low levels of consumer confidence, increasing interest rates, and other economic factors that can adversely impact recreational and entertainment spending. The strength and duration of recovery in the United States economy remains uncertain.  Changes in governmental taxing, regulatory, spending and other policies could also significantly impact consumer spending, economic recovery and our future results.

Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under NASCAR’s television broadcasting rights agreements.  As discussed further below in “Liquidity and Capital Resources,” NASCAR is operating under an expanded multi-year, multi-platform broadcasting rights agreement for the years 2015 through 2024.  Management believes the attractive demographics surrounding motorsports continue to provide opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Admissions revenue was $6,937,000 in 2016 as compared to $7,967,000 in 2015.  The $1,030,000 decrease was related to lower attendance at our 2016 NASCAR event weekends at Dover International Speedway.  In 2016, the spring NASCAR events were moved to May 13-15.  Historically they have occurred in late May or early June and they will return to the later date in 2017.  Additionally, we believe poor weather negatively affected attendance.

Event-related revenue was $7,938,000 in 2016 as compared to $8,617,000 in 2015.  The decrease was due to lower sponsorship revenues from our fall NASCAR weekend and the cancellation of the 2016 Big Barrel Country Music Festival which was previously held on our property in 2015.  These decreases were partially offset by higher revenues from the 2016 Firefly Music Festival.

Broadcasting revenue increased to $30,984,000 in 2016 as compared to $29,949,000 in 2015 due primarily to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $28,197,000 in 2016 as compared to $27,818,000 in 2015.  The increase was related to higher purse and sanction fees for our NASCAR event weekends, partially offset by slightly lower other expenses.

General and administrative expenses decreased slightly to $7,399,000 in 2016 from $7,414,000 in 2015.

Costs to remove long-lived assets in 2016 and 2015 related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  We expect to spend approximately $300,000 in the first quarter of 2017 to complete the removal of the grandstand structures.

Depreciation expense decreased to $3,433,000 in 2016 as compared to $5,326,000 in 2015.  The decrease was due primarily to shortening the service lives of certain track related assets in the first quarter of 2015 that were retired as a result of our planned reduction of grandstand seating.  We recorded $2,216,000 of depreciation expense on these assets in 2015 and they were fully depreciated as of December 31, 2015.  Partially offsetting this decrease was depreciation of $208,000 recorded in 2016 as a result of shortening the service lives of certain track related assets that are part of a renovation project that began in 2016.

Income from assets held for sale in 2015 relates to non-refundable payments we received from a potential buyer of our Nashville Superspeedway facility to extend the closing date of settlement.

Net interest expense was $199,000 in 2016 as compared to $323,000 in 2015.  The decrease was due primarily to lower average borrowings.

Our effective income tax rates for 2016 and 2015 were 40.5% and 38.5%, respectively.

Earnings before income taxes were $6,390,000 in 2016 as compared to $8,599,000 in 2015.  Excluding the income from assets held for sale in 2015, the accelerated depreciation on retired assets in 2016 and 2015, and the costs to remove long-lived assets in 2016 and 2015, our adjusted earnings before income taxes were $6,801,000 in 2016 as compared to $7,955,000 in 2015.

	2016	2015
Earnings before income taxes	$6,390,000	$8,599,000
Income from assets held for sale	—	(2,900,000)
Accelerated depreciation	208,000	2,216,000
Costs to remove long-lived assets	203,000	40,000
Adjusted earnings before income taxes	$6,801,000	$7,955,000

Net earnings were $3,801,000 in 2016 as compared to $5,285,000 in 2015.  Excluding the income from assets held for sale in 2015, the accelerated depreciation on retired assets in 2016 and 2015, and the costs to remove long-lived assets in 2016 and 2015, net of income taxes, our adjusted net earnings were $4,045,000 in 2016 as compared to $4,739,000 in 2015.

	2016	2015
Net earnings	$3,801,000	$5,285,000
Income from assets held for sale, net of tax	—	(1,886,000)
Accelerated depreciation, net of tax	123,000	1,316,000
Costs to remove long-lived assets, net of tax	121,000	24,000
Adjusted net earnings	$4,045,000	$4,739,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings before income taxes and non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the income from assets held for sale, the accelerated depreciation, and the costs to remove long-lived assets.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings before income taxes and net earnings which is determined in accordance with GAAP.

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

Costs to remove long-lived assets in 2015 and 2014 related to costs associated with the removal and disposal of grandstand seating at our Dover facility.

Loss on disposal of long-lived assets in 2014 related to the write-off of the remaining net book value of grandstand seating at our Dover facility that was removed and disposed of.

Depreciation expense increased to $5,326,000 in 2015 as compared to $3,262,000 in 2014.  The increase was due primarily to shortening of the service lives of certain track related assets that were retired as a result of our planned reduction of grandstand seating.  We recorded $2,216,000 of depreciation expense on these assets in 2015, which are now fully depreciated.

Income from assets held for sale relates to non-refundable payments we received from a potential buyer of our Nashville Superspeedway facility to extend the closing date of settlement. The sales agreement expired on July 27, 2015 and all payments made to us were recognized as income from assets held for sale.

Net interest expense was $323,000 in 2015 as compared to $467,000 in 2014.  The decrease was due primarily to lower average borrowings and lower letter of credit fees.

Our effective income tax rates for 2015 and 2014 were 38.5% and 40.4%, respectively.

Earnings before income taxes were $8,599,000 in 2015 as compared to $5,281,000 in 2014.  Excluding the income from assets held for sale in 2015, the accelerated depreciation on retired assets in 2015, the costs to remove long-lived assets in 2015 and 2014, and the loss on disposal of long-lived assets in 2014, our adjusted earnings before income taxes were $7,955,000 in 2015 as compared to $7,684,000 in 2014.

	2015	2014
Earnings before income taxes	$8,599,000	$5,281,000
Income from assets held for sale	(2,900,000)	—
Accelerated depreciation	2,216,000	—
Costs to remove long-lived assets	40,000	358,000
Loss on disposal of long-lived assets	—	2,045,000
Adjusted earnings before income taxes	$7,955,000	$7,684,000

Net earnings were $5,285,000 in 2015 as compared to $3,145,000 in 2014.  Excluding the income from assets held for sale in 2015, the accelerated depreciation on retired assets in 2015, the costs to remove long-lived assets in 2015 and 2014, and the loss on disposal of long-lived assets in 2014, net of income taxes, our adjusted net earnings were $4,739,000 in 2015 as compared to $4,592,000 in 2014.

	2015	2014
Net earnings	$5,285,000	$3,145,000
Income from assets held for sale, net of tax	(1,886,000)	—
Accelerated depreciation, net of tax	1,316,000	—
Costs to remove long-lived assets, net of tax	24,000	216,000
Loss on disposal of long-lived assets, net of tax	—	1,231,000
Adjusted net earnings	$4,739,000	$4,592,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings before income taxes and non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the income from assets held for sale, the accelerated depreciation, the costs to remove long-lived assets, and the loss on disposal of long-lived assets.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to earnings before income taxes and net earnings which is determined in accordance with GAAP.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $6,810,000 in 2016 as compared to $7,063,000 in 2015.  The decrease was primarily due to lower operating results from our motorsports events at Dover International Speedway and the cancellation of the 2016 Big Barrel Country Music Festival, partially offset by lower income tax and interest payments in 2016.

Net cash used in investing activities was $2,670,000 in 2016 as compared to $268,000 in 2015.  Capital expenditures of $2,580,000 in 2016 related primarily to the installation of additional SAFER barriers around our Dover racetrack, installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $1,448,000 in 2015 related to improvements, primarily the installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.  In May 2014, we entered into an agreement to sell our Nashville Superspeedway facility.  During 2015, we received $1,200,000 in non-refundable deposits from the potential buyer to extend the closing date of the now expired agreement.

Net cash used in financing activities was $4,140,000 in 2016 as compared to $6,818,000 in 2015.  We had net repayments on our outstanding line of credit of $2,060,000 in 2016 as compared to $4,860,000 in 2015.  We paid $1,840,000 and $1,837,000 in cash dividends during 2016 and 2015, respectively.  During 2016, we purchased and retired 37,813 shares of our outstanding common stock for $86,000 from the open market.  No purchases of our equity securities from the open market were made during 2015.  Additionally, we purchased and retired 44,311 and 49,078 shares of our outstanding common stock for $103,000 and $121,000 during 2016 and 2015, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in September 2016, we paid $78,000 in bank fees.

At December 31, 2016, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  On September 16, 2016, we modified the credit agreement to: extend the maturity date to July 31, 2020; release the mortgage and security interest in the collateral securing the agreement; and redefine certain terms within the agreement.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2016).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2016, there was $3,840,000 outstanding under the credit facility at an interest rate of 2.27%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2016, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $14,587,000 at December 31, 2016.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  Under the agreement, as amended on January 22, 2017, the sale is scheduled to close in the second quarter of 2017.  Our gain would be the $27.5 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $5 million as a result of this transaction.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at December 31, 2016 and 2015.  Our balance sheet includes a $1,802,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Upon completion of the sale of the assets of Nashville Superspeedway, we will no longer be responsible for this obligation and will reverse it which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

We promoted six racing events in 2016 and 2015 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

NASCAR is operating under a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Cup Series races, 14 XFINITY Series races and the entire Camping World Truck Series (along with practice and qualifying) from 2015 through 2024. The agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Cup Series races which started in 2013.

NASCAR also operates under a ten-year comprehensive agreement with NBC Sports Group granting NBCUniversal (“NBC”) exclusive rights to 20 NASCAR Cup Series races, 19 NASCAR XFINITY Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Further, NBC has been granted Spanish-language rights, certain video-on-demand rights and exclusive ‘TV Everywhere’ rights for its NASCAR Cup Series and NASCAR XFINITY Series events.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for five consecutive years and it is scheduled to return on June 15-18, 2017.  The inaugural three day festival with 40 musical acts was held in July 2012 and this year’s event in Dover was held on June 16-19, 2016 with over 110 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it would not promote the Big Barrel Country Music Festival in 2016 and there is no plan for a second festival in 2017.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $2,000,000 - $2,500,000 on capital expenditures during 2017.  We expect to contribute $118,000 to our defined benefit pension plans during 2017.

Contractual Obligations

At December 31, 2016, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2017	2018 – 2019	2020 – 2021	Thereafter
Revolving line of credit	$3,840,000	$—	$—	$3,840,000	$—
Estimated interest payments on revolving line of credit(a)	312,000	87,000	174,000	51,000	—
Contingent obligation(b)	1,802,000	—	—	—	1,802,000
Costs to remove grandstands(c)	300,000	300,000	—	—	—
Defined benefit pension plan contributions	118,000	118,000	—	—	—
Total contractual cash obligations	$6,372,000	$505,000	$174,000	$3,891,000	$1,802,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2016 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at December 31, 2016.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2016 and 2015, $1,761,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $75,000, ($86,000) and ($30,000) in 2016, 2015 and 2014, respectively, and is $1,802,000 at December 31, 2016.  See NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

(c)    In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written off in 2015.  We incurred costs of $203,000 in the fourth quarter of 2016 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings.  We expect to spend approximately $300,000 in the first quarter of 2017 to complete the removal of the grandstand structures.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2016, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $8,454,000, which decreased by $1,872,000 in 2016.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

(c)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

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

Executive Officers of the Registrant.  As of December 31, 2016, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	70	11/79 to date

Michael A. Tatoian	Executive Vice President and Chief Operating Officer	56	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	50	04/08 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel and Secretary	57	07/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	58	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 17 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 37 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 28 years of experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 8 — Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2016 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,712,978

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,712,978

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)      Financial Statements — See accompanying Index to Consolidated Financial Statements on page 26.

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

3.2                   Amended and Restated By-laws of Dover Motorsports, Inc. dated March 1, 2017.

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

10.19     Third Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and Citizens Bank, N.A., as agent, dated as of September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 16, 2016).

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

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1            Audit Committee Charter of Dover Motorsports, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement dated March 30, 2010).

101               The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 1, 2017	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 1, 2017
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 1, 2017
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.
/s/ Henry B. Tippie	Chairman of the Board	March 1, 2017
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 1, 2017
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 1, 2017
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 1, 2017
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 1, 2017
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 1, 2017
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Motorsports, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Motorsports, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania

March 1, 2017

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues:
Admissions	$6,937	$7,967	$8,727
Event-related	7,938	8,617	8,450
Broadcasting	30,984	29,949	28,463
Other	14	6	34
	45,873	46,539	45,674
Expenses:
Operating and marketing	28,197	27,818	27,171
General and administrative	7,399	7,414	7,146
Costs to remove long-lived assets	203	40	358
Loss on disposal of long-lived assets	—	—	2,045
Depreciation	3,433	5,326	3,262
	39,232	40,598	39,982

Income from assets held for sale	—	2,900	—

Operating earnings	6,641	8,841	5,692

Interest expense, net	(199)	(323)	(467)
(Provision) benefit for contingent obligation	(75)	86	30
Other income (expense)	23	(5)	26

Earnings before income taxes	6,390	8,599	5,281

Income tax expense	(2,589)	(3,314)	(2,136)

Net earnings	3,801	5,285	3,145

Unrealized gain (loss) on available-for-sale securities, net of income taxes	8	(17)	7

Change in pension net actuarial loss and prior service cost, net of income taxes	(279)	223	(1,761)

Comprehensive income	$3,530	$5,491	$1,391

Net earnings per common share (Note 2):
Basic	$0.10	$0.14	$0.09
Diluted	$0.10	$0.14	$0.09

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1	$1
Accounts receivable	419	173
Inventories	17	72
Prepaid expenses and other	1,104	1,136
Receivable from Dover Downs Gaming & Entertainment, Inc.	—	44
Income taxes receivable	—	1
Deferred income taxes	—	79
Assets held for sale	26,000	26,000
Total current assets	27,541	27,506

Property and equipment, net	52,723	53,542
Other assets	1,022	851
Deferred income taxes	—	549
Total assets	$81,286	$82,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$137
Accrued liabilities	2,858	3,215
Payable to Dover Downs Gaming & Entertainment, Inc.	7	—
Income taxes payable	218	—
Deferred revenue	1,355	1,278
Total current liabilities	4,785	4,630

Revolving line of credit	3,840	5,900
Liability for pension benefits	4,143	3,790
Provision for contingent obligation	1,802	1,727
Deferred income taxes	12,911	14,408
Total liabilities	27,481	30,455

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,276,360 and 18,220,484, respectively	1,828	1,822
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,510,975, respectively	1,851	1,851
Additional paid-in capital	101,858	101,742
Accumulated deficit	(48,340)	(50,301)
Accumulated other comprehensive loss	(3,392)	(3,121)
Total stockholders’ equity	53,805	51,993
Total liabilities and stockholders’ equity	$81,286	$82,448

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net earnings	$3,801	$5,285	$3,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,433	5,326	3,262
Amortization of credit facility fees	87	96	96
Stock-based compensation	284	316	278
Excess tax benefits from stock-based compensation	(27)	—	—
Deferred income taxes	(661)	(828)	(881)
Provision (benefit) for contingent obligation	75	(86)	(30)
Income from assets held for sale	—	(2,900)	—
Loss on disposal of long-lived assets, non-cash	—	—	2,045
Changes in assets and liabilities:
Accounts receivable	(246)	(34)	(111)
Inventories	55	(2)	44
Prepaid expenses and other	(44)	(125)	(60)
Accounts payable	176	64	48
Accrued liabilities	(457)	(86)	190
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	51	(66)	26
Income taxes payable/receivable	223	182	(69)
Deferred revenue	77	(70)	(395)
Liability for pension benefits	(17)	(9)	(90)
Net cash provided by operating activities	6,810	7,063	7,498

Investing activities:
Capital expenditures	(2,580)	(1,448)	(3,136)
Purchase of available-for-sale securities	(293)	(40)	(99)
Proceeds from sale of available-for-sale securities	203	20	77
Non-refundable deposit received on expected sale of facility	—	1,200	1,700
Net cash used in investing activities	(2,670)	(268)	(1,458)

Financing activities:
Borrowings from revolving line of credit	28,820	29,740	35,520
Repayments on revolving line of credit	(30,880)	(34,600)	(39,580)
Dividends paid	(1,840)	(1,837)	(1,831)
Repurchase of common stock	(189)	(121)	(129)
Excess tax benefits from stock-based compensation	27	—	—
Credit facility fees	(78)	—	—
Net cash used in financing activities	(4,140)	(6,818)	(6,020)

Net (decrease) increase in cash	—	(23)	20
Cash, beginning of year	1	24	4
Cash, end of year	$1	$1	$24

Supplemental information:
Interest paid	$367	$453	$550
Income tax payments	$3,025	$3,960	$3,087
Change in accounts payable for capital expenditures	$34	$(816)	$816

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2016, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Sprint Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2017, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 97% of total revenues in 2016, 2015 and 2014.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for five consecutive years and it is scheduled to return on June 15-18, 2017.  The inaugural three day festival with 40 musical acts was held in July 2012 and this year’s event in Dover was held on June 16-19, 2016 with over 110 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.  Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it would not promote the Big Barrel Country Music Festival in 2016 and there is no plan for a second festival in 2017.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  Under the agreement, as amended on

January 22, 2017, the sale is scheduled to close in the second quarter of 2017.  Our gain would be the $27.5 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $5 million as a result of this transaction.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at December 31, 2016 and 2015.  Our balance sheet includes a $1,802,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Upon completion of the sale of the assets of Nashville Superspeedway, we will no longer be responsible for this obligation and will reverse it which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 11 — Commitments and Contingencies for further discussion.

NOTE 2 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 7 — Pension Plans, NOTE 8 — Stockholders’ Equity and NOTE 9 — Fair Value Measurements for further discussion.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

Inventories—Inventories of items for resale are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of December 31, 2016, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $8,454,000, which decreased by $1,872,000 in 2016.  These state net operating losses are related to our Midwest facilities that have not produced taxable income. As such, the valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival and the Big Barrel Country Music Festival (in 2015 only).  “Broadcasting” revenue includes rights fees obtained for television and radio broadcasts of events held at our speedways and any ancillary media rights fees.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $400,000, $721,000 and $550,000 of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Under the terms of our sanction agreements with NASCAR, we receive a portion of the broadcast revenue NASCAR negotiates with various television networks.  NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $1,202,000, $1,364,000 and $1,191,000 in 2016, 2015 and 2014, respectively.

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

	2016	2015	2014
Net earnings per common share — basic and diluted:
Net earnings	$3,801	$5,285	$3,145
Allocation to nonvested restricted stock awards	61	82	50
Net earnings available to common stockholders	$3,740	$5,203	$3,095

Weighted-average shares outstanding	36,232	36,156	36,047

Net earnings per common share — basic and diluted	$0.10	$0.14	$0.09

There were no options outstanding during 2016, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $284,000, $316,000 and $278,000 as general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively.  We recorded income tax benefits of $115,000, $128,000 and $113,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to vesting of our restricted stock awards.

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

Recent accounting pronouncements—In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  We adopted this ASU in the second quarter of 2016 on a prospective basis.

In July 2015, the FASB issued  ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03.  The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The update was effective January 1, 2016, required retrospective application and represented a change in accounting principle.  The adoption of this ASU did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued.  The update was effective for the annual period ending after December 15, 2016.  The adoption of this ASU did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

NOTE 3 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2016	2015
Land	$15,916,000	$15,916,000
Facilities	84,462,000	83,625,000
Furniture, fixtures and equipment	8,425,000	8,181,000
Construction in progress	1,034,000	126,000
	109,837,000	107,848,000
Less accumulated depreciation	(57,114,000)	(54,306,000)
	$52,723,000	$53,542,000

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written off in 2015.  We incurred costs of $203,000 in the fourth quarter of 2016 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings.  We expect to spend approximately $300,000 in the first quarter of 2017 to complete the removal of the grandstand structures.

In the first quarter of 2016, we began a renovation project of certain track related assets that will take approximately one year to complete.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $208,000 in 2016 related to these assets.  As of December 31, 2016, these assets were fully depreciated.

In the first quarter of 2015, we identified certain track related assets that, as a result of our planned reduction of grandstand seating, were retired at the end of our 2015 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $2,216,000 in 2015 related to these assets.  As of December 31, 2015, these assets were fully depreciated.

In 2014, we removed certain grandstand seating at our Dover International Speedway facility and have written off the remaining net book value of the assets of $2,045,000 which is reported in our consolidated statements of earnings as loss on disposal of long-lived assets.  The cost to remove the grandstand seating of $358,000 is included in costs to remove long-lived assets in our consolidated statements of earnings.

NOTE 4 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2016	2015
Payroll and related items	$369,000	$573,000
Real estate taxes	996,000	995,000
Pension	1,053,000	954,000
Other	440,000	693,000
	$2,858,000	$3,215,000

NOTE 5 — Long-Term Debt

At December 31, 2016, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  On September 16, 2016, we modified the credit agreement to: extend the maturity date to July 31, 2020; release the mortgage and security interest in the collateral securing the agreement; and redefine certain terms within the agreement.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at December 31, 2016).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2016, there was $3,840,000 outstanding under the credit facility at an interest rate of 2.27%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2016, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $14,587,000 at December 31, 2016.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 6 — Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(2,456,000)	$(3,349,000)	$(2,273,000)
State	(794,000)	(793,000)	(744,000)
	(3,250,000)	(4,142,000)	(3,017,000)
Deferred:
Federal	520,000	652,000	703,000
State	141,000	176,000	178,000
	661,000	828,000	881,000
Total income tax expense	$(2,589,000)	$(3,314,000)	$(2,136,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2016	2015	2014
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	36.0%	5.6%	6.1%
Valuation allowance	(29.2)%	(0.9)%	0.9%
Other	(1.3)%	(1.2)%	(1.6)%
Effective income tax rate	40.5%	38.5%	40.4%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2016	2015
Deferred income tax assets:
Accruals not currently deductible for income taxes	$3,122,000	$2,865,000
Net operating loss carry-forwards	8,990,000	10,863,000
Total deferred income tax assets	12,112,000	13,728,000
Valuation allowance	(8,454,000)	(10,326,000)
Net deferred income tax assets	3,658,000	3,402,000

Deferred income tax liabilities:
Depreciation	(16,569,000)	(17,182,000)
Total deferred income tax liabilities	(16,569,000)	(17,182,000)
Net deferred income tax liability	$(12,911,000)	$(13,780,000)

Amounts recognized in the consolidated balance sheets:
Current deferred income tax assets	$—	$79,000
Noncurrent deferred income tax assets	—	549,000
Noncurrent deferred income tax liabilities	(12,911,000)	(14,408,000)
	$(12,911,000)	$(13,780,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2031).  At December 31, 2016, we have available state net operating loss carryforwards of $192,198,000.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, (decreased) increased in 2016, 2015 and 2014 by ($1,872,000), ($78,000) and $44,000, respectively.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2016, 2015 or 2014.  As of December 31, 2016 and 2015, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2016, tax years after 2012 remain open to examination for federal and Delaware income tax purposes.

NOTE 7 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $932,000 and $813,000 as of December 31, 2016 and 2015, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 9 — Fair Value Measurements).

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$12,618,000	$13,273,000
Interest cost	462,000	515,000
Actuarial loss (gain)	447,000	(928,000)
Benefits paid	(262,000)	(234,000)
Other	—	(8,000)
Benefit obligation at end of year	13,265,000	12,618,000

Change in plan assets:
Fair value of plan assets at beginning of year	7,956,000	8,218,000
Actual gain (loss) on plan assets	468,000	(32,000)
Benefits paid	(262,000)	(234,000)
Other	4,000	4,000
Fair value of plan assets at end of year	8,166,000	7,956,000

Unfunded status	$(5,099,000)	$(4,662,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2016	2015
Accrued liabilities	$(1,053,000)	$(954,000)
Liability for pension benefits	(4,046,000)	(3,708,000)
	$(5,099,000)	$(4,662,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit (expense) at December 31 are as follows:

	2016	2015
Net actuarial loss, pre-tax	$5,805,000	$5,335,000

The components of net periodic pension benefit for our defined benefit pension plans for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Interest cost	$462,000	$515,000	$491,000
Expected return on plan assets	(622,000)	(643,000)	(612,000)
Recognized net actuarial loss	126,000	122,000	64,000
	$(34,000)	$(6,000)	$(57,000)

For the year ending December 31, 2017, we expect to recognize the following amounts as components of net periodic benefit (expense) which are included in accumulated other comprehensive loss as of December 31, 2016:

Actuarial loss	$139,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2016, 2015 and 2014, and the actuarial value of the benefit obligation at December 31, 2016 and 2015 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2016	2015	2014	2016	2015
Weighted-average discount rate	4.4%	4.1%	5.0%	4.2%	4.4%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

Historically, we used a single weighted-average discount rate approach to determine the pension benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  The weighted-average discount rate was determined by matching estimated benefit payment cash flows to a yield curve derived from long-term, high-quality corporate bond curves.  This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date.  As of December 31, 2015, we elected to use a refined method, known as the spot rate approach, to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in method did not impact the December 31, 2015 benefit obligation, but resulted in a slight decrease in the interest component of the net periodic pension benefit in 2016. We accounted for this as a change in estimate on a prospective basis.

For 2016, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In 2014, we adopted the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and MP-2014 mortality improvement tables to determine our December 31, 2014 pension liability.  These updated mortality tables, along with a lower discount rate, resulted in the increase in the unfunded status of our pension plans and the increase in accumulated other comprehensive loss at December 31, 2014.  During 2015, we reviewed the SOA tables and adopted the MP-2015 mortality improvement tables which resulted in a decrease in our pension benefit obligation.  In determining the 2016 pension liability, we adopted the new updated MP-2016 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our pension liability and accumulated other comprehensive loss at December 31, 2016.

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

The fair values of our pension assets as of December 31, 2016 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$665,000	$665,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,906,000	1,906,000	—	—
Equity-mid cap	791,000	791,000	—	—
Equity-small cap	161,000	161,000	—	—
Equity-international	908,000	908,000	—	—
Fixed income	3,065,000	3,065,000	—	—
Real estate	453,000	453,000	—	—
Money market	217,000	217,000	—	—
Total mutual funds/ETFs	7,501,000	7,501,000	—	—
Grand total	$8,166,000	$8,166,000	$—	$—

The fair values of our pension assets as of December 31, 2015 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$838,000	$838,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,636,000	1,636,000	—	—
Equity-mid cap	742,000	742,000	—	—
Equity-small cap	159,000	159,000	—	—
Equity-international	975,000	975,000	—	—
Fixed income	2,943,000	2,943,000	—	—
Real estate	440,000	440,000	—	—
Money market	223,000	223,000	—	—
Total mutual funds/ETFs	7,118,000	7,118,000	—	—
Grand total	$7,956,000	$7,956,000	$—	$—

We expect to contribute $118,000 to our defined benefit pension plans in 2017.

Estimated future benefit payments are as follows:

2017	$1,456,000
2018	$503,000
2019	$520,000
2020	$527,000
2021	$539,000
2022-2026	$3,083,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2016, 2015 and 2014, we recorded expenses of $96,000, $81,000 and $73,000, respectively, related to the SERP.  During 2016, 2015 and 2014, we contributed $81,000, $72,000 and $65,000 to the plan, respectively.  The liability for SERP pension benefits was $97,000 and $82,000 as of December 31, 2016 and 2015, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $128,000, $124,000 and $119,000 in 2016, 2015 and 2014, respectively.

NOTE 8 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,802	$1,851	$101,362	$(55,063)	$(1,573)
Net earnings	—	—	—	3,145	—
Dividends paid, $0.05 per share	—	—	—	(1,831)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	278	—	—
Repurchase and retirement of common stock	(5)	—	(124)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $5	—	—	—	—	7
Change in net actuarial loss and prior service cost, net of income tax benefit of $1,206	—	—	—	—	(1,761)
Excess tax benefit on restricted stock	—	—	7	—	—
Balance at December 31, 2014	1,812	1,851	101,508	(53,749)	(3,327)
Net earnings	—	—	—	5,285	—
Dividends paid, $0.05 per share	—	—	—	(1,837)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	316	—	—
Repurchase and retirement of common stock	(5)	—	(116)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $12	—	—	—	—	(17)
Change in net actuarial loss and prior service cost, net of income tax expense of $152	—	—	—	—	223
Excess tax benefit on restricted stock	—	—	49	—	—
Balance at December 31, 2015	1,822	1,851	101,742	(50,301)	(3,121)
Net earnings	—	—	—	3,801	—
Dividends paid, $0.05 per share	—	—	—	(1,840)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	284	—	—
Repurchase and retirement of common stock	(8)	—	(181)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $6	—	—	—	—	8
Change in net actuarial loss and prior service cost, net of income tax benefit of $191	—	—	—	—	(279)
Excess tax benefit on restricted stock	—	—	27	—	—
Balance at December 31, 2016	$1,828	$1,851	$101,858	$(48,340)	$(3,392)

As of December 31, 2016 and 2015, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2016	2015
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,362,000 and $2,171,000, respectively	$(3,443,000)	$(3,164,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $37,000 and $31,000, respectively	51,000	43,000
Accumulated other comprehensive loss	$(3,392,000)	$(3,121,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During 2016, we purchased and retired 37,813 shares of our outstanding common stock at an average purchase price of $2.22 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during 2015.  At December 31, 2016, we had remaining repurchase authority of 1,140,318 shares.

During the years ended December 31, 2016, 2015 and 2014, we purchased and retired 44,311, 49,078 and 40,210 shares of our outstanding common stock at an average purchase price of $2.33, $2.46 and $2.41 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2016, there were 1,712,978 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	574,600	$2.05
Granted	153,000	$2.33
Vested	(141,000)	$1.85
Forfeited	(16,000)	$2.16
Nonvested at December 31, 2016	570,600	$2.17

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 based on the weighted average grant date fair value was $261,000, $274,000 and $318,000, respectively.  The grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $2.33, $2.44 and $2.50, respectively.  We recorded compensation expense of $284,000, $316,000 and $278,000 related to restricted stock awards for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, there was $697,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
2016
Available-for-sale securities	$932,000	$932,000	$—	$—

2015
Available-for-sale securities	$813,000	$813,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2016 and 2015, there was $3,840,000 and $5,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
Long-lived assets held for sale	$26,000,000	$—	$—	$26,000,000

Fair value of the long-lived assets held for sale was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 10 — Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,952,000, $1,851,000 and $1,910,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $158,000, $252,000 and $240,000, respectively, to Gaming for the years ended December 31, 2016, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $876,000, $836,000 and $689,000, during the years ended December 31, 2016, 2015 and 2014, respectively.  Additionally, we invoiced Gaming $200,000, $230,000 and $184,000, during 2016, 2015 and 2014, respectively, for tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2016 and 2015, our consolidated balance sheets included a $7,000 payable to and a $44,000 receivable from Gaming for the aforementioned items.  We settled these items in January of 2017 and 2016.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 — Commitments and Contingencies

We lease equipment at our facilities with leases expiring at various dates through 2021.  Total rental expense charged to operations amounted to $68,000, $77,000 and $75,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at December 31, 2016.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2016 and 2015, $1,761,000 and $1,976,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes NASCAR events and has not entered into sanction agreements with NASCAR since 2011.  We currently use the facility on a limited basis for motorsports track rentals.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $75,000, ($86,000) and ($30,000) in 2016, 2015 and 2014, respectively, and is $1,802,000 at December 31, 2016.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,200,000 to $8,600,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,000,000 and $2,400,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 12 — Quarterly Results (unaudited)

	March 31(a)(c)	June 30(a)(c)	September 30(a)(c)	December 31(a)(b)
Year Ended December 31, 2016
Revenues	$139,000	$25,253,000	$369,000	$20,112,000
Operating (loss) earnings	$(3,917,000)	$8,719,000	$(3,645,000)	$5,484,000
Net (loss) earnings	$(2,343,000)	$5,066,000	$(2,167,000)	$3,245,000
Net (loss) earnings per share — basic and diluted	$(0.06)	$0.14	$(0.06)	$0.09

Year Ended December 31, 2015
Revenues	$10,000	$25,380,000	$133,000	$21,016,000
Operating (loss) earnings	$(4,197,000)	$9,124,000	$(2,298,000)	$6,212,000
Net (loss) earnings	$(2,604,000)	$5,494,000	$(1,396,000)	$3,791,000
Net (loss) earnings per share — basic and diluted	$(0.07)	$0.15	$(0.04)	$0.10

(a)               In the first quarter of 2016, we began a renovation project of certain track related assets that will take approximately one year to complete.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  This resulted in accelerated depreciation of $91,000 ($54,000 after income taxes), $68,000 ($40,000 after income taxes), $25,000 ($15,000 after income taxes) and $24,000 ($14,000 after income taxes) being recorded in the first, second, third and fourth quarters of 2016, respectively.  See NOTE 3 — Property and Equipment.

In the first quarter of 2015, we shortened the service lives of certain assets at our Dover International Speedway facility that were retired at the end of the 2015 race season.  This resulted in accelerated depreciation of $729,000 ($433,000 after income taxes), $655,000 ($389,000 after income taxes), $655,000 ($389,000 after income taxes) and $177,000 ($105,000 after income taxes) being recorded in the first, second, third and fourth quarters of 2015, respectively.  See NOTE 3 — Property and Equipment.

(b)               During the fourth quarter of 2016, we recorded costs to remove long-lived assets of $203,000 ($121,000 after income taxes) related to the removal and disposal of certain grandstand seating at our Dover International Speedway facility.  See NOTE 3 — Property and Equipment.

(c)                In 2014, we entered into an agreement to sell our Nashville Superspeedway facility.  The sales agreement was amended several times extending the closing date.  In consideration for these amendments, during 2014 we received $1,700,000 in non-refundable deposits from the potential buyer which was to be applied against the purchase price at closing.  In 2015, we received $1,200,000 in non-refundable deposits to extend closing under the agreement, a portion of which was to be applied against the purchase price depending on the closing date.  During the first and second quarters of 2015, $427,000 ($278,000 after income taxes) and $606,000 ($394,000 after income taxes), respectively, was recorded as income from assets held for sale as those deposit amounts were not to be applied against the purchase price at closing based on the terms of the amendments.  On June 1, 2015, the potential buyer defaulted under the agreement and did not subsequently cure the default.  The amended closing date under the agreement was July 27, 2015; therefore, the agreement expired by its terms.  Accordingly, we recorded as income from assets held for sale the remaining deposits of $1,867,000 ($1,214,000 after income taxes) in the third quarter of 2015.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

Our operations are seasonal in nature.  In 2016, we promoted three NASCAR racing events in the second quarter, one in the third quarter and two in the fourth quarter.  In 2015, we promoted three NASCAR racing events in the second quarter and three in the fourth quarter.