Form 10-Q
period 2017-03-31
DOVER MOTORSPORTS INC
filed 2017-05-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

As of April 24, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,381,181 shares
Class A Common Stock -	18,509,975 shares

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Event-related	$110	$139

Expenses:
Operating and marketing	1,054	1,206
General and administrative	2,008	1,954
Costs to remove long-lived assets	286	—
Depreciation	821	896
	4,169	4,056

Operating loss	(4,059)	(3,917)

Interest expense, net	(48)	(59)
(Provision) benefit for contingent obligation	(41)	14
Other income	40	—

Loss before income taxes	(4,108)	(3,962)

Income tax benefit	1,703	1,619

Net loss	(2,405)	(2,343)

Unrealized (loss) gain on available-for- sale securities, net of income taxes	(3)	5

Change in net actuarial loss and prior service cost, net of income taxes	25	17

Comprehensive loss	$(2,383)	$(2,321)

Net loss per common share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1	$1
Accounts receivable	1,438	419
Inventories	18	17
Prepaid expenses and other	1,515	1,104
Assets held for sale	26,000	26,000
Total current assets	28,972	27,541

Property and equipment, net	52,326	52,723
Other assets	1,052	1,022
Total assets	$82,350	$81,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352	$347
Accrued liabilities	2,242	2,858
Payable to Dover Downs Gaming & Entertainment, Inc.	8	7
Income taxes payable	103	218
Deferred revenue	4,703	1,355
Total current liabilities	7,408	4,785

Revolving line of credit	6,360	3,840
Liability for pension benefits	4,013	4,143
Provision for contingent obligation	1,843	1,802
Deferred income taxes	11,223	12,911
Total liabilities	30,847	27,481

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,381,181 and 18,276,360, respectively	1,838	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,929	101,858
Accumulated deficit	(50,745)	(48,340)
Accumulated other comprehensive loss	(3,370)	(3,392)
Total stockholders’ equity	51,503	53,805
Total liabilities and stockholders’ equity	$82,350	$81,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(2,405)	$(2,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	821	896
Amortization of credit facility fees	16	24
Stock-based compensation	186	109
Excess tax benefits from stock-based compensation	—	(27)
Deferred income taxes	(1,703)	(1,620)
Provision (benefit) for contingent obligation	41	(14)
Changes in assets and liabilities:
Accounts receivable	(1,019)	(1,257)
Inventories	(1)	1
Prepaid expenses and other	(460)	(692)
Accounts payable	(184)	422
Accrued liabilities	(616)	(969)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	1	54
Income taxes payable/prepaid income taxes	(115)	(1)
Deferred revenue	3,348	4,370
Liability for pension benefits	(88)	(72)
Net cash used in operating activities	(2,178)	(1,119)

Investing activities:
Capital expenditures	(235)	(332)
Purchases of available-for-sale securities	(95)	(2)
Proceeds from available-for-sale securities	93	1
Net cash used in investing activities	(237)	(333)

Financing activities:
Borrowings from revolving line of credit	3,580	3,100
Repayments on revolving line of credit	(1,060)	(1,420)
Repurchase of common stock	(105)	(103)
Excess tax benefits from stock-based compensation	—	27
Net cash provided by financing activities	2,415	1,604

Net increase in cash	—	152
Cash, beginning of period	1	1
Cash, end of period	$1	$153

Supplemental information:
Interest paid	$86	$95
Income tax payments	$115	$—
Change in accounts payable for capital expenditures	$189	$127

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2017.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2017, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for five consecutive years and it is scheduled to return on June 15-18, 2017.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2016 event in Dover was held on June 16-19, 2016 with over 110 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  Under the agreement, as amended March 22, 2017, the sale is scheduled to close in the third quarter of 2017.  Our gain would be the $27.5 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $5 million as a result of this transaction.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at March 31, 2017 and December 31, 2016.  Our balance sheet includes a $1,843,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Upon completion of the sale of the assets of Nashville Superspeedway, we will no longer be responsible for this obligation and will reverse it which will increase our pre-tax earnings by the amount of the obligation at the time it is reversed.  See NOTE 9 — Commitments and Contingencies for further discussion.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $57,409,000 and $57,114,000 as of March 31, 2017 and December 31, 2016, respectively.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written off in 2015.  We incurred costs of $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings.  As of March 31, 2017, these assets have been removed and no further costs will be incurred.

In the first quarter of 2016, we began a renovation project of certain track related assets that was completed in the first quarter of 2017.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $91,000 in the three months ended March 31, 2016 related to these assets and these assets were fully depreciated as of December 31, 2016.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for all of our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our facilities; sales of programs; track rentals; broadcasting rights other than domestic television broadcasting revenue and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival.  “Broadcasting” revenue includes rights fees obtained for domestic television broadcasts of events held at our speedway.

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2017 and 2016, respectively.

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

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  We did not incur any advertising expenses for the three months ended March 31, 2017 or 2016.

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

	Three Months Ended March 31,
	2017	2016
Net loss per common share — basic and diluted:
Net loss	$(2,405)	$(2,343)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,405)	$(2,343)

Weighted-average shares outstanding — basic and diluted	36,306	36,251

Net loss per common share — basic and diluted	$(0.07)	$(0.06)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $186,000 and $109,000 as general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.  We recorded income tax benefits of $76,000 and $44,000 for the three months ended March 31, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  We adopted this ASU in the first quarter of 2017, which did not have a material impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements.

NOTE 4 — Long-Term Debt

At March 31, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2017, there was $6,360,000 outstanding under the credit facility at an interest rate of 2.17%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,067,000 at March 31, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $969,000 and $932,000 as of March 31, 2017 and December 31, 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2017	2016
Interest cost	$109,000	$115,000
Expected return on plan assets	(163,000)	(156,000)
Recognized net actuarial loss	42,000	29,000
	$(12,000)	$(12,000)

We made no contributions to our defined benefit pension plans during the three months ended March 31, 2017 or 2016.  We expect to contribute approximately $118,000 to our defined benefit pension plans during the remainder of 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2017 and 2016, we recorded expenses of $20,000 and $20,000, respectively, related to the SERP.  During the first three months of 2017 and 2016, we contributed $96,000 and $81,000 to the plan, respectively.  The liability for SERP pension benefits was $21,000 and $97,000 as of March 31, 2017 and December 31, 2016, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $33,000 and $38,000 in the first three months of 2017 and 2016, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,828	$1,851	$101,858	$(48,340)	$(3,392)
Net loss	—	—	—	(2,405)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	186	—	—
Repurchase and retirement of common stock	(5)	—	(100)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $2	—	—	—	—	(3)
Change in net actuarial loss and prior service cost, net of income tax expense of $17	—	—	—	—	25
Balance at March 31, 2017	$1,838	$1,851	$101,929	$(50,745)	$(3,370)

As of March 31, 2017 and December 31, 2016, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2017	December 31, 2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,345,000 and $2,362,000, respectively	$(3,418,000)	$(3,443,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $35,000 and $37,000, respectively	48,000	51,000
Accumulated other comprehensive loss	$(3,370,000)	$(3,392,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2017 or 2016.  At March 31, 2017, we had remaining repurchase authority of 1,140,318 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there were 1,572,059 shares available for granting options or stock awards.

During the three months ended March 31, 2017 and 2016, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock at an average purchase price of $2.27 and $2.33 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
March 31, 2017
Available-for-sale securities	$969,000	$969,000	$—	$—

December 31, 2016
Available-for-sale securities	$932,000	$932,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2017 and December 31, 2016, there was $6,360,000 and $3,840,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2017 and 2016, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $453,000 and $475,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $31,000 and $83,000, respectively, to Gaming for the three months ended March 31, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  As of March 31, 2017 and December 31, 2016, our consolidated balance sheets included an $8,000 and $7,000 payable to Gaming for the aforementioned items.  These items were settled in April and January of 2017, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at March 31, 2017.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2017 and December 31, 2016, $2,636,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $41,000 and ($14,000) in the first three months of 2017 and 2016, respectively, and is $1,843,000 at March 31, 2017.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

We promoted no events during the first quarter of 2017 or 2016; therefore, revenues were minimal.

Operating and marketing expenses were $1,054,000 in the first quarter of 2017 as compared to $1,206,000 in the first quarter of 2016.  The decrease was primarily due to lower employee costs.

General and administrative expenses were $2,008,000 in the first quarter of 2017 as compared to $1,954,000 in the first quarter of 2016.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  As of March 31, 2017, these assets have been removed and no further costs will be incurred.

Depreciation expense decreased to $821,000 in the first quarter of 2017 as compared to $896,000 in the first quarter of 2016.  The higher expense in the first quarter of 2016 was due primarily to depreciation of $91,000 recorded as a result of shortening the service lives of certain track related assets that are part of a renovation project that began in 2016.  These assets were fully depreciated as of December 31, 2016.

Net interest expense was $48,000 in the first quarter of 2017 as compared to $59,000 in the first quarter of 2016.  The decrease was due primarily to lower average borrowings, partially offset by slightly higher rates.

Our effective income tax rates for the first quarter of 2017 and 2016 were 41.5% and 40.9%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $2,178,000 for the first quarter of 2017 as compared to $1,119,000 for the first quarter of 2016.  Due to the seasonal nature of our business, we reported a net loss in the first quarter of 2017 and 2016.  The increase in cash used in operating activities was primarily due to the timing of our ticket renewal process.  In 2017 ticket renewals were due in April as compared to March 2016.  Additionally, advance ticket sales are down slightly in 2017 as compared to 2016.

Net cash used in investing activities was $237,000 for the first quarter of 2017 as compared to $333,000 for the first quarter of 2016.  Capital expenditures of $235,000 in the first quarter of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $332,000 in the first quarter of 2016 related primarily to the installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.

Net cash provided by financing activities was $2,415,000 for the first quarter of 2017 as compared to $1,604,000 for the first quarter of 2016.  We had net borrowings on our outstanding line of credit of $2,520,000 in the first quarter of 2017 as compared to $1,680,000 in the first quarter of 2016.  During the first three months of 2017 and 2016, respectively, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock for $105,000 and $103,000 from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2017, there was $6,360,000 outstanding under the credit facility at an interest rate of 2.17%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,067,000 at March 31, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  Under the agreement, as amended March 22, 2017, the sale is scheduled to close in the third quarter of 2017.  Our gain would be the $27.5 million purchase price less the facility’s $26 million carrying value and less any costs to sell which are expected to be minimal and consist primarily of legal fees.  We also expect to pay income taxes of approximately $5 million as a result of this transaction.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at March 31, 2017 and December 31, 2016.

We promoted six racing events in 2016 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis and we have entered into a sanction agreement for that event for 2017.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for five consecutive years and it is scheduled to return on June 15-18, 2017.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2016 event in Dover was held on June 16-19, 2016 with over 110 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,750,000 - $2,250,000 on capital expenditures during the remainder of 2017.  We expect to contribute $118,000 to our defined benefit pension plans during 2017.

Contractual Obligations

At March 31, 2017, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Revolving line of credit	$6,360,000	$—	$—	$6,360,000	$—
Estimated interest payments on revolving line of credit(a)	461,000	104,000	276,000	81,000	—
Contingent obligation(b)	1,843,000	—	—	—	1,843,000
Defined benefit pension plan contributions	118,000	118,000	—	—	—
Total contractual cash obligations	$8,782,000	$222,000	$276,000	$6,441,000	$1,843,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2017 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at March 31, 2017.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2017 and December 31, 2016, $2,636,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $41,000 and ($14,000) in the first three months of 2017 and 2016, respectively, and is $1,843,000 at March 31, 2017.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Related Party Transactions

See NOTE 8 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2016 Annual Report on Form 10-K.

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

Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements have yielded us significant cash flow.  In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Cup Series races, 14 NASCAR XFINITY Series events and the entire NASCAR Camping World Truck Series season.  Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Cup Series races, 19 NASCAR XFINITY Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

General Market And Economic Conditions, Including Consumer And Corporate Spending and Sentiment, Could Negatively Affect Our Financial Results

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending and sentiment, including economic conditions affecting disposable consumer income and corporate budgets. The combination of stagnant wages, unemployed and underemployed individuals among our fan base, escalating health care costs, rising interest rates, stock market volatility, changes in (together with political uncertainty concerning) governmental policies relative to spending, taxation and regulation, among other factors, can adversely affect discretionary consumer and corporate spending and sentiment. Economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. We are unable to quantify the effect of these economic factors, but we believe that reduced consumer and corporate spending has, and we believe may continue to, negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related effects on our revenues, profitability and cash flows.  High fuel prices could also significantly impact our future results.

We cannot determine when or whether economic conditions will improve. Other factors that can affect consumer and corporate spending and sentiment include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, outbreaks of disease, and geopolitical events, as well as various industry and other business conditions - including an ever increasing number of sporting and entertainment options that compete for discretionary spending.  Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers and sponsors.  There can be no assurance that consumer and corporate spending and sentiment will not be further adversely impacted by current or unforeseen factors, thereby possibly having a material adverse impact on our future operating results and growth.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at March 31, 2017.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of March 31, 2017 and December 31, 2016, $2,636,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $41,000 and ($14,000) in the first three months of 2017 and 2016, respectively, and is $1,843,000 at March 31, 2017.  See NOTE 2 — Business Operations and NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2017.  At March 31, 2017, we had remaining repurchase authority of 1,140,318 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016; (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 4, 2017	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)