Form 10-Q
period 2017-06-30
DOVER MOTORSPORTS INC
filed 2017-08-04
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
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

As of July 27, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,381,181 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Admissions	$3,446	$3,682	$3,446	$3,682
Event-related	4,634	4,674	4,744	4,813
Broadcasting	17,505	16,890	17,505	16,890
Other	2	7	2	7
	25,587	25,253	25,697	25,392

Expenses:
Operating and marketing	14,100	13,847	15,154	15,053
General and administrative	1,783	1,820	3,791	3,774
Costs to remove long-lived assets	—	—	286	—
Depreciation	823	867	1,644	1,763
	16,706	16,534	20,875	20,590

Operating earnings	8,881	8,719	4,822	4,802

Interest expense, net	(68)	(66)	(116)	(125)
Provision for contingent obligation	(11)	(70)	(52)	(56)
Other income (expense)	6	(8)	46	(8)

Earnings before income taxes	8,808	8,575	4,700	4,613

Income tax expense	(3,605)	(3,509)	(1,902)	(1,890)

Net earnings	5,203	5,066	2,798	2,723

Unrealized gain on available-for- sale securities, net of income taxes	9	5	6	10

Change in net actuarial loss and prior service cost, net of income taxes	25	18	50	35

Comprehensive income	$5,237	$5,089	$2,854	$2,768

Net earnings per common share:
Basic	$0.14	$0.14	$0.08	$0.07
Diluted	$0.14	$0.14	$0.08	$0.07

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1	$1
Accounts receivable	14,453	419
Inventories	17	17
Prepaid expenses and other	995	1,104
Assets held for sale	26,000	26,000
Total current assets	41,466	27,541

Property and equipment, net	52,800	52,723
Other assets	1,068	1,022
Total assets	$95,334	$81,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$874	$347
Accrued liabilities	4,036	2,858
Payable to Dover Downs Gaming & Entertainment, Inc.	33	7
Income taxes payable	1,666	218
Deferred revenue	2,252	1,355
Total current liabilities	8,861	4,785

Revolving line of credit	11,200	3,840
Liability for pension benefits	3,928	4,143
Provision for contingent obligation	1,854	1,802
Deferred income taxes	12,692	12,911
Total liabilities	38,535	27,481

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,381,181 and 18,276,360, respectively	1,838	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,988	101,858
Accumulated deficit	(45,542)	(48,340)
Accumulated other comprehensive loss	(3,336)	(3,392)
Total stockholders’ equity	56,799	53,805
Total liabilities and stockholders’ equity	$95,334	$81,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net earnings	$2,798	$2,723
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	1,644	1,763
Amortization of credit facility fees	32	48
Stock-based compensation	245	171
Excess tax benefits from stock-based compensation	—	(27)
Deferred income taxes	(258)	(80)
Provision for contingent obligation	52	56
Changes in assets and liabilities:
Accounts receivable	(14,034)	(1,392)
Inventories	—	56
Prepaid expenses and other	46	143
Accounts payable	561	459
Accrued liabilities	1,098	(136)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	26	58
Income taxes payable/prepaid income taxes	1,449	1,405
Deferred revenue	897	1,125
Liability for pension benefits	(131)	(63)
Net cash (used in) provided by operating activities	(5,575)	6,309

Investing activities:
Capital expenditures	(1,675)	(1,671)
Purchases of available-for-sale securities	(126)	(103)
Proceeds from available-for-sale securities	121	24
Net cash used in investing activities	(1,680)	(1,750)

Financing activities:
Borrowings from revolving line of credit	12,140	12,720
Repayments on revolving line of credit	(4,780)	(17,120)
Repurchase of common stock	(105)	(186)
Excess tax benefits from stock-based compensation	—	27
Net cash provided by (used in) financing activities	7,255	(4,559)

Net change in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

Supplemental information:
Interest paid	$187	$199
Income tax payments	$712	$563
Change in accounts payable and accrued liabilities for capital expenditures	$46	$51

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2017.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2017, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

A NASCAR Cup Series event, a NASCAR XFINITY Series event and a NASCAR Camping World Truck series event were held at Dover International Speedway during the second quarter of 2017 and 2016.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for six consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2017 event was held on June 15-18, 2017 with over 140 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  On July 21, 2017, we extended the agreement for thirty (30) days to allow the parties to finalize new agreements relative to a restructured transaction involving the sale of a portion of the property and an option for an additional portion of the property.  The amendment contemplates that the parties will negotiate in good faith relative to new agreements for (1) the sale of 150 acres of property for a purchase price of $35,000 per acre, and (2) an option for three (3) years for the sale of an additional 150 acres for a purchase price of $55,000 per acre. Earnest Money in the amount of $750,000 that was previously deposited will be applied against the purchase price of the first 150 acres described above or refunded to the purchaser if agreements acceptable to both parties are not executed within thirty (30) days from the date of the amendment.  The Company will continue with its effort to sell the remaining Nashville Superspeedway property.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at June 30, 2017 and December 31, 2016.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $58,220,000 and $57,114,000 as of June 30, 2017 and December 31, 2016, respectively.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written off in 2015.  We incurred costs of $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings.  As of March 31, 2017, these assets had been removed and no further costs have been incurred.

In the first quarter of 2016, we began a renovation project of certain track related assets that was completed in the first quarter of 2017.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $68,000 and $159,000, respectively, in the three and six-month periods ended June 30, 2016 related to these assets and these assets were fully depreciated as of December 31, 2016.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $239,000 and $222,000 of total revenues for the three and six-month periods ended June 30, 2017 and 2016, respectively.

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

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $592,000 and $632,000 for the three and six-month periods ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings per common share — basic and diluted:
Net earnings	$5,203	$5,066	$2,798	$2,723
Allocation to nonvested restricted stock awards	82	80	44	43
Net earnings available to common stockholders	$5,121	$4,986	$2,754	$2,680

Weighted-average shares outstanding — basic and diluted	36,308	36,245	36,307	36,248

Net earnings per common share — basic and diluted	$0.14	$0.14	$0.08	$0.07

There were no options outstanding and we paid no dividends during the three and six-month periods ended June 30, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $59,000 and $245,000, and $62,000 and $171,000 as general and administrative expenses for the three and six-month periods ended June 30, 2017 and 2016, respectively.  We recorded income tax benefits of $24,000 and $119,000, and $26,000 and $70,000 for the three and six-month periods ended June 30, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations.  The standard can be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application.  We anticipate adopting the ASU using the retrospective with cumulative effect method.  The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We anticipate adopting this standard effective January 1, 2018.  We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements.

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net earnings.

NOTE 4 — Long-Term Debt

At June 30, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at June 30, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2017, there was $11,200,000 outstanding under the credit facility at an interest rate of 2.48%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,227,000 at June 30, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $994,000 and $932,000 as of June 30, 2017 and December 31, 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$109,000	$114,000	$218,000	$229,000
Expected return on plan assets	(164,000)	(155,000)	(327,000)	(311,000)
Recognized net actuarial loss	42,000	30,000	84,000	59,000
	$(13,000)	$(11,000)	$(25,000)	$(23,000)

We contributed $50,000 and $75,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2017 and 2016, respectively.  We expect to contribute approximately $125,000 to our defined benefit pension plans during the remainder of 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and six-month periods ended June 30, 2017 and 2016, we recorded expenses of $20,000 and $40,000, and $20,000 and $40,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2017 and 2016, we contributed $0 and $96,000, and $0 and $81,000 to the plan, respectively.  The liability for SERP pension benefits was $41,000 and $97,000 as of June 30, 2017 and December 31, 2016, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $29,000 and $62,000, and $29,000 and $67,000 in the three and six-month periods ended June 30, 2017 and 2016, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,828	$1,851	$101,858	$(48,340)	$(3,392)
Net earnings	—	—	—	2,798	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	245	—	—
Repurchase and retirement of common stock	(5)	—	(100)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	6
Change in net actuarial loss and prior service cost, net of income tax expense of $34	—	—	—	—	50
Balance at June 30, 2017	$1,838	$1,851	$101,988	$(45,542)	$(3,336)

As of June 30, 2017 and December 31, 2016, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2017	December 31, 2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,328,000 and $2,362,000, respectively	$(3,393,000)	$(3,443,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $41,000 and $37,000, respectively	57,000	51,000
Accumulated other comprehensive loss	$(3,336,000)	$(3,392,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2017.  During the first six months of 2016, we purchased and retired 36,038 shares of our outstanding common stock at an average purchase price of $2.22 per share, not including nominal brokerage commissions.  At June 30, 2017, we had remaining repurchase authority of 1,140,318 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, there were 1,572,059 shares available for granting options or stock awards.

During the six months ended June 30, 2017 and 2016, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock at an average purchase price of $2.27 and $2.33 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
June 30, 2017
Available-for-sale securities	$994,000	$994,000	$—	$—

December 31, 2016
Available-for-sale securities	$932,000	$932,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At June 30, 2017 and December 31, 2016, there was $11,200,000 and $3,840,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three and six-month periods ended June 30, 2017 and 2016, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $516,000 and $969,000, and $520,000 and $995,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $109,000 and $140,000, and $28,000 and $111,000, respectively, to Gaming for the three and six-month periods ended June 30, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2017 and 2016 spring NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $460,000 and $426,000 during the three and six-month periods ended June 30, 2017 and 2016, respectively.  Additionally, we invoiced Gaming $107,000 and $91,000 during the three and six-month periods ended June 30, 2017 and 2016, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  As of June 30, 2017 and December 31, 2016, respectively, our consolidated balance sheets included a $33,000 and $7,000 payable to Gaming for the aforementioned items.  These items were settled in July and January of 2017, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at June 30, 2017.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2017 and December 31, 2016, $2,549,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $11,000 and $52,000, and $70,000 and $56,000 in the three and six-month periods ended June 30, 2017 and 2016, respectively, and is $1,854,000 at June 30, 2017.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Admissions revenue was $3,446,000 in the second quarter of 2017 as compared to $3,682,000 in the second quarter of 2016.  The $236,000 decrease was related to lower attendance at our 2017 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,634,000 in the second quarter of 2017 as compared to $4,674,000 in the second quarter of 2016.  The $40,000 decrease was primarily due to lower revenues from the 2017 Firefly Music Festival.

Broadcasting revenue increased to $17,505,000 in the second quarter of 2017 as compared to $16,890,000 in the second quarter of 2016 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $14,100,000 in the second quarter of 2017 as compared to $13,847,000 in the second quarter of 2016.  The increase was due to higher purse and sanction fees for our spring NASCAR event weekend, partially offset by lower marketing and other expenses.

General and administrative expenses decreased slightly to $1,783,000 in the second quarter of 2017 from $1,820,000 in the second quarter of 2016.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  As of March 31, 2017, these assets had been removed and no further costs were incurred.

Depreciation expense decreased slightly to $823,000 in the second quarter of 2017 from $867,000 in the second quarter of 2016.  The higher expense in the second quarter of 2016 was due primarily to depreciation of $68,000 recorded as a result of shortening the service lives of certain track related assets that are part of a renovation project that began in 2016.  These assets were fully depreciated as of December 31, 2016.

Net interest expense remained consistent at $68,000 in the second quarter of 2017 as compared to $66,000 in the second quarter of 2016.

Our effective income tax rate was 40.9% for both the second quarter of 2017 and 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Admissions revenue was $3,446,000 in the first six months of 2017 as compared to $3,682,000 in the first six months of 2016.  The $236,000 decrease was related to lower attendance at our 2017 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $4,744,000 in the first six months of 2017 as compared to $4,813,000 in the first six months of 2016.  The $69,000 decrease was primarily due to lower revenues from the 2017 Firefly Music Festival.

Broadcasting revenue increased to $17,505,000 in the first six months of 2017 as compared to $16,890,000 in the first six months of 2016 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $15,154,000 in the first six months of 2017 as compared to $15,053,000 in the first six months of 2016.  The increase was primarily related to higher purse and sanction fees for our spring NASCAR event weekend, partially offset by lower employee costs.

General and administrative expenses remained consistent at $3,791,000 in the first six months of 2017 as compared to $3,774,000 in the first six months of 2016.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  As of March 31, 2017, these assets had been removed and no further costs were incurred.

Depreciation expense decreased to $1,644,000 in the first six months of 2017 as compared to $1,763,000 in the first six months of 2016.  The higher expense in the first six months of 2016 was due primarily to depreciation of $159,000 recorded as a result of shortening the service lives of certain track related assets that are part of a renovation project that began in 2016.  These assets were fully depreciated as of December 31, 2016.

Net interest expense was $116,000 in the first six months of 2017 as compared to $125,000 in the first six months of 2016.

Our effective income tax rates for the first six months of 2017 and 2016 were 40.5% and 41.0%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $5,575,000 for the first six months of 2017 as compared to net cash provided by operating activities of $6,309,000 for the first six months of 2016.  The increase in cash used in operating activities was primarily due to the timing of receipt of broadcasting revenue related to our spring NASCAR event weekend.   Broadcasting revenue related to our spring 2017 NASCAR event weekend was received in July 2017.  Broadcasting revenue related to our spring 2016 NASCAR event weekend was received in June 2016.

Net cash used in investing activities was $1,680,000 for the first six months of 2017 as compared to $1,750,000 for the first six months of 2016.  Capital expenditures of $1,675,000 in the first six months of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $1,671,000 in the first six months of 2016 related primarily to the installation of additional SAFER barriers around our Dover racetrack, installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.

Net cash provided by financing activities was $7,255,000 for the first six months of 2017 as compared to net cash used in financing activities of $4,559,000 for the first six months of 2016.  We had net borrowings from our outstanding line of credit of $7,360,000 in the first six months of 2017 as compared to net repayments of $4,400,000 in the first six months of 2016 primarily due to the timing of receipt of broadcasting revenue related to our spring NASCAR event weekend.  During the first six months of 2017 and 2016, respectively, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock for $105,000 and $103,000 from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  Additionally, we purchased and retired 36,038 shares of our outstanding common stock for $83,000 from the open market during the first six months of 2016.

At June 30, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at June 30, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2017, there was $11,200,000 outstanding under the credit facility at an interest rate of 2.48%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At June 30, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $7,227,000 at June 30, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into a definitive agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  On July 21, 2017, we extended the agreement for thirty (30) days to allow the parties to finalize new agreements relative to a restructured transaction involving the sale of a portion of the property and an option for an additional portion of the property.  The amendment contemplates that the parties will negotiate in good faith relative to new agreements for (1) the sale of 150 acres of property for a purchase price of $35,000 per acre, and (2) an option for three (3) years for the sale of an additional 150 acres for a purchase price of $55,000 per acre. Earnest Money in the amount of $750,000 that was previously deposited will be applied against the purchase price of the first 150 acres described above or refunded to the purchaser if agreements acceptable to both parties are not executed within thirty (30) days from the date of the amendment.  The Company will continue with its effort to sell the remaining Nashville Speedway property.  The assets of Nashville Superspeedway are reported as assets held for sale in our consolidated balance sheets at June 30, 2017 and December 31, 2016.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for six consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2017 event was held on June 15-18, 2017 with over 140 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $500,000 on capital expenditures during the remainder of 2017.  We expect to contribute $125,000 to our defined benefit pension plans during 2017.

Contractual Obligations

At June 30, 2017, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Revolving line of credit	$11,200,000	$—	$—	$11,200,000	$—
Estimated interest payments on revolving line of credit(a)	856,000	139,000	555,000	162,000	—
Contingent obligation(b)	1,854,000	—	—	—	1,854,000
Defined benefit pension plan contributions	125,000	125,000	—	—	—
Total contractual cash obligations	$14,035,000	$264,000	$555,000	$11,362,000	$1,854,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2017 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at June 30, 2017.  Annual principal payments range from $900,000 in September 2017 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2017 and December 31, 2016, $2,549,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $11,000 and $52,000, and $70,000 and $56,000 in the three and six-month periods ended June 30, 2017 and 2016, respectively, and is $1,854,000 at June 30, 2017.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $16,300,000 was outstanding at June 30, 2017.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of June 30, 2017 and December 31, 2016, $2,549,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2016, we paid $982,000 into the sales and incremental property tax fund and $1,197,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $16,573,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $11,000 and $52,000, and $70,000 and $56,000 in the three and six-month periods ended June 30, 2017 and 2016, respectively, and is $1,854,000 at June 30, 2017.  See NOTE 2 — Business Operations and NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware.  For 2017, three NASCAR racing events were held in the second quarter, two are scheduled to be held in the third quarter and one is scheduled to be held in the fourth quarter.  In 2016, three NASCAR racing events were held in the second quarter, one in the third quarter and two in the fourth quarter.  As a result, quarterly earnings will vary.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2017. During the first six months of 2016, we purchased and retired 36,038 shares of our outstanding common stock at an average purchase price of $2.22 per share, not including nominal brokerage commissions.  At June 30, 2017, we had remaining repurchase authority of 1,140,318 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 4, 2017	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)