Form 10-Q
period 2017-09-30
DOVER MOTORSPORTS INC
filed 2017-11-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 27, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,302,485 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

AND COMPREHENSIVE (LOSS) INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Admissions	$425	$82	$3,871	$3,764
Event-related	995	285	5,739	5,098
Broadcasting	1,319	—	18,824	16,890
Other	1	2	3	9
	2,740	369	28,437	25,761

Expenses:
Operating and marketing	3,485	1,387	18,639	16,440
General and administrative	1,770	1,799	5,561	5,573
Costs to remove long-lived assets	—	—	286	—
Depreciation	863	828	2,507	2,591
	6,118	4,014	26,993	24,604

Operating (loss) earnings	(3,378)	(3,645)	1,444	1,157

Interest expense, net	(34)	(41)	(150)	(166)
Benefit (provision) for contingent obligation	11	(17)	(41)	(73)
Other income	5	24	51	16

(Loss) earnings before income taxes	(3,396)	(3,679)	1,304	934

Income tax benefit (expense)	1,381	1,512	(521)	(378)

Net (loss) earnings	(2,015)	(2,167)	783	556

Unrealized gain on available-for- sale securities, net of income taxes	11	5	17	15

Change in net actuarial loss and prior service cost, net of income taxes	17	20	67	55

Comprehensive (loss) income	$(1,987)	$(2,142)	$867	$626

Net (loss) earnings per common share:
Basic	$(0.06)	$(0.06)	$0.02	$0.02
Diluted	$(0.06)	$(0.06)	$0.02	$0.02

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$146	$1
Accounts receivable	2,420	419
Inventories	16	17
Prepaid expenses and other	4,352	1,104
Receivable from Dover Downs Gaming & Entertainment, Inc.	27	—
Prepaid income taxes	982	—
Assets held for sale	2,555	2,555
Total current assets	10,498	4,096

Property and equipment, net	51,968	52,723
Nashville Superspeedway facility	23,445	23,445
Other assets	1,065	1,022
Total assets	$86,976	$81,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129	$347
Accrued liabilities	3,176	2,858
Payable to Dover Downs Gaming & Entertainment, Inc.	—	7
Income taxes payable	—	218
Deferred revenue	4,702	1,355
Total current liabilities	8,007	4,785

Revolving line of credit	5,880	3,840
Liability for pension benefits	3,765	4,143
Provision for contingent obligation	1,843	1,802
Deferred income taxes	12,778	12,911
Total liabilities	32,273	27,481

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,302,485 and 18,276,360, respectively	1,830	1,828
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,887	101,858
Accumulated deficit	(47,557)	(48,340)
Accumulated other comprehensive loss	(3,308)	(3,392)
Total stockholders’ equity	54,703	53,805
Total liabilities and stockholders’ equity	$86,976	$81,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net earnings	$783	$556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,507	2,591
Amortization of credit facility fees	48	71
Stock-based compensation	305	233
Excess tax benefits from stock-based compensation	—	(27)
Deferred income taxes	(272)	(328)
Provision for contingent obligation	41	73
Changes in assets and liabilities:
Accounts receivable	(2,001)	(348)
Inventories	1	56
Prepaid expenses and other	(3,302)	(4,567)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(34)	88
Prepaid income taxes/income taxes payable	(1,119)	(1,594)
Accounts payable	(191)	(82)
Accrued liabilities	318	(411)
Deferred revenue	3,347	4,036
Liability for pension benefits	(265)	(48)
Net cash provided by operating activities	166	299

Investing activities:
Capital expenditures	(1,779)	(1,923)
Purchases of available-for-sale securities	(142)	(267)
Proceeds from available-for-sale securities	134	185
Net cash used in investing activities	(1,787)	(2,005)

Financing activities:
Borrowings from revolving line of credit	20,660	22,500
Repayments on revolving line of credit	(18,620)	(20,340)
Repurchase of common stock	(274)	(189)
Excess tax benefits from stock-based compensation	—	27
Credit facility fees	—	(78)
Net cash provided by financing activities	1,766	1,920

Net increase in cash	145	214
Cash, beginning of period	1	1
Cash, end of period	$146	$215

Supplemental information:
Interest paid	$278	$279
Income tax payments	$1,912	$2,299
Change in accounts payable and accrued liabilities for capital expenditures	$(27)	$519

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2017.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  As of the date of this filing, our Dover facility promoted the following six events during 2017, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events (June and October);

•                  2 NASCAR XFINITY Series events (June and September);

•                  1 NASCAR Camping World Truck Series event (June); and

•                  1 NASCAR K&N Pro Series East event (September).

A NASCAR Camping World Truck series event, a NASCAR XFINITY Series event, and a NASCAR Cup Series event were held at Dover International Speedway during the second quarter of 2017 and 2016.  Our fall NASCAR event weekends, which consist of a K&N Pro Series East event, an XFINITY Series event, and a Monster Energy Cup Series event were held on September 29 — October 1 in 2017 and September 30 — October 2 in 2016.

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into an agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  On July 21, 2017, we extended the agreement for thirty (30) days to allow the parties to finalize new agreements relative to a restructured transaction involving the sale of a portion of the property and an option for an additional portion of the property.  On August 17, 2017, we entered into a new agreement relative to the sale of approximately 153 acres at a purchase price of $35,000 per acre.  Closing under this agreement is scheduled to occur towards the end of our fourth quarter, subject to extension if certain milestones have been met (which could delay closing until 2018).  Earnest money in the amount of $750,000 that was previously deposited will be applied against the purchase price under the agreement or refunded to the purchaser if certain conditions to closing are not met. We also awarded to the purchaser a three year option for approximately 87 additional acres at a purchase price of $55,000 per acre.  We will continue with our effort to sell the remaining Nashville Superspeedway property.  As of December 31, 2016, all of the assets of Nashville Superspeedway were previously reported as assets held for sale in our consolidated balance sheets.  While management remains committed to selling the Nashville property, with the exception of the 153 acres discussed above, we no longer believe it is probable that the remaining property will be sold within the next twelve months.  As such, we reclassified $23,445,000 to long term assets and 153 acres of the total Nashville Superspeedway property were reported as assets held for sale in our consolidated balance sheets at September 30, 2017.  In addition, the December 31, 2016 consolidated balance sheet was retrospectively adjusted to conform to the current-period presentation.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $59,063,000 and $57,114,000 as of September 30, 2017 and December 31, 2016, respectively.

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

In the first quarter of 2016, we began a renovation project of certain track related assets that was completed in the first quarter of 2017.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded depreciation expense of $25,000 and $184,000, respectively, in the three and nine-month periods ended September 30, 2016 related to these assets and these assets were fully depreciated as of December 31, 2016.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $0 and $239,000, and $0 and $222,000 of total revenues for the three and nine-month periods ended September 30, 2017 and 2016, respectively.

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

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $132,000 and $724,000, and $11,000 and $643,000 for the three and nine-month periods ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) earnings per common share — basic and diluted:
Net (loss) earnings	$(2,015)	$(2,167)	$783	$556
Allocation to nonvested restricted stock awards	—	—	12	9
Net (loss) earnings available to common stockholders	$(2,015)	$(2,167)	$771	$547

Weighted-average shares outstanding — basic and diluted	36,282	36,216	36,299	36,238

Net (loss) earnings per common share — basic and diluted	$(0.06)	$(0.06)	$0.02	$0.02

There were no options outstanding and we paid no dividends during the three and nine-month periods ended September 30, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $60,000 and $305,000, and $62,000 and $233,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2017 and 2016, respectively.  We recorded income tax benefits of $24,000 and $143,000, and $25,000 and $95,000 for the three and nine-month periods ended September 30, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations.  The standard can be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application.  We anticipate adopting the ASU using the retrospective with cumulative effect method.  The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We will adopt this standard effective January 1, 2018.  We are currently in the process of reviewing all of our sponsorship agreements, sanctioning agreements and other contracts, and analyzing the impact of this ASU on our results of operations.  At this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of (loss) earnings.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  The ASU is not expected to have a material impact on our consolidated financial statements.

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net (loss) earnings.

NOTE 4 — Long-Term Debt

At September 30, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at September 30, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2017, there was $5,880,000 outstanding under the credit facility at an interest rate of 2.73%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At September 30, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,462,000 at September 30, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,020,000 and $932,000 as of September 30, 2017 and December 31, 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$126,000	$117,000	$344,000	$346,000
Expected return on plan assets	(159,000)	(155,000)	(486,000)	(466,000)
Recognized net actuarial loss	29,000	33,000	113,000	92,000
	$(4,000)	$(5,000)	$(29,000)	$(28,000)

We contributed $150,000 and $200,000, and $0 and $75,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2017 and 2016, respectively.  We contributed an additional $16,000 to our defined benefit pension plans in October 2017.  We do not expect to make any further contributions to our defined benefit pension plans during the remainder of 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the

 three and nine-month periods ended September 30, 2017 and 2016, we recorded expenses of $20,000 and $60,000, and $20,000 and $60,000, respectively, related to the SERP.  During the three and nine-month periods ended September 30, 2017 and 2016, we contributed $0 and $96,000, and $0 and $81,000 to the plan, respectively.  The liability for SERP pension benefits was $61,000 and $97,000 as of September 30, 2017 and December 31, 2016, respectively.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $34,000 and $96,000, and $33,000 and $100,000 in the three and nine-month periods ended September 30, 2017 and 2016, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,828	$1,851	$101,858	$(48,340)	$(3,392)
Net earnings	—	—	—	783	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	305	—	—
Repurchase and retirement of common stock	(13)	—	(261)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $12	—	—	—	—	17
Change in net actuarial loss and prior service cost, net of income tax expense of $46	—	—	—	—	67
Balance at September 30, 2017	$1,830	$1,851	$101,887	$(47,557)	$(3,308)

As of September 30, 2017 and December 31, 2016, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2017	December 31, 2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,316,000 and $2,362,000, respectively	$(3,376,000)	$(3,443,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $49,000 and $37,000, respectively	68,000	51,000
Accumulated other comprehensive loss	$(3,308,000)	$(3,392,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first nine months of 2017 and 2016, we purchased and retired 78,696 and 37,813 shares of our outstanding common stock at an average purchase price of $2.10 and $2.22 per share, respectively, not including nominal brokerage commissions.  At September 30, 2017, we had remaining repurchase authority of 1,061,622 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 and 153,000 stock awards under this plan during the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, there were 1,572,059 shares available for granting options or stock awards.

During the nine months ended September 30, 2017 and 2016, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock at an average purchase price of $2.27 and $2.33 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
September 30, 2017
Available-for-sale securities	$1,020,000	$1,020,000	$—	$—

December 31, 2016
Available-for-sale securities	$932,000	$932,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2017 and December 31, 2016, there was $5,880,000 and $3,840,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three and nine-month periods ended September 30, 2017 and 2016, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $457,000 and $1,426,000, and $487,000 and $1,482,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $24,000 and $164,000, and $24,000 and $135,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2017 and 2016 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $14,000 and $474,000, and $71,000 and $497,000 during the three and nine-month periods ended September 30, 2017 and 2016, respectively.  Additionally, we invoiced Gaming $56,000 and $163,000, and $25,000 and $116,000 during the three and nine-month periods ended September 30, 2017 and 2016, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  As of September 30, 2017 and December 31, 2016, respectively, our consolidated balance sheets included a $27,000 receivable from and $7,000 payable to Gaming for the aforementioned items.  These items were settled in October and January of 2017, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at September 30, 2017.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2017 and December 31, 2016, $1,566,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2017, we paid $967,000 into the sales and incremental property tax fund and $1,162,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($11,000) and $41,000, and $17,000 and $73,000 in the three and nine-month periods ended September 30, 2017 and 2016, respectively, and is $1,843,000 at September 30, 2017.  An increase in interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Our fall NASCAR event weekend, which consists of a K&N Pro Series East event, an XFINITY Series event, and a Monster Energy Cup Series event was held on September 29 — October 1 in 2017 and September 30 — October 2 in 2016.  Revenues and operating and marketing expenses were higher for the three months ended September 30, 2017 as the NASCAR XFINITY Series event was held in the third quarter of 2017 and the fourth quarter of 2016.

General and administrative expenses remained consistent at $1,770,000 in the third quarter of 2017 as compared to $1,799,000 in the third quarter of 2016.

Depreciation expense increased slightly to $863,000 in the third quarter of 2017 from $828,000 in the third quarter of 2016.

Net interest expense decreased slightly to $34,000 in the third quarter of 2017 as compared to $41,000 in the third quarter of 2016 from lower average outstanding borrowings partially offset by slightly higher interest rates.

Our effective income tax rates for the third quarter of 2017 and 2016 were 40.7% and 41.1%, respectively.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

We promoted five NASCAR racing events at our Dover International Speedway facility during the first nine months of 2017 as compared to four NASCAR racing events during the first nine months of 2016.  The NASCAR XFINITY Series event which was held in the third quarter of 2017 was held in the fourth quarter of 2016.

Admissions revenue was $3,871,000 in the first nine months of 2017 as compared to $3,764,000 in the first nine months of 2016.  The increase was primarily due to the timing of the NASCAR XFINITY Series event, partially offset by lower attendance at our 2017 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue was $5,739,000 in the first nine months of 2017 as compared to $5,098,000 in the first nine months of 2016.  The increase was primarily due to the timing of the NASCAR XFINITY Series event, partially offset by lower revenues from the 2017 Firefly Music Festival.

Broadcasting revenue increased to $18,824,000 in the first nine months of 2017 as compared to $16,890,000 in the first nine months of 2016 due to contractual increases in NASCAR’s broadcasting rights agreement and the timing of the NASCAR XFINITY Series event.

Operating and marketing expenses were $18,639,000 in the first nine months of 2017 as compared to $16,440,000 in the first nine months of 2016.  The increase was primarily related to the timing of the NASCAR XFINITY Series event and higher purse and sanction fees for our spring NASCAR event weekend, partially offset by lower employee costs.

General and administrative expenses remained consistent at $5,561,000 in the first nine months of 2017 as compared to $5,573,000 in the first nine months of 2016.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  As of March 31, 2017, these assets had been removed and no further costs were incurred.

Depreciation expense decreased to $2,507,000 in the first nine months of 2017 as compared to $2,591,000 in the first nine months of 2016.  The higher expense in the first nine months of 2016 was due primarily to depreciation of $184,000 recorded as a result of shortening the service lives of certain track related assets that were part of a renovation project that began in 2016.  These assets were fully depreciated as of December 31, 2016.

Net interest expense was $150,000 in the first nine months of 2017 as compared to $166,000 in the first nine months of 2016 from lower average outstanding borrowings partially offset by slightly higher interest rates.

Our effective income tax rates for the first nine months of 2017 and 2016 were 40.0% and 40.5%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $166,000 for the first nine months of 2017 as compared to $299,000 for the first nine months of 2016.

Net cash used in investing activities was $1,787,000 for the first nine months of 2017 as compared to $2,005,000 for the first nine months of 2016.  Capital expenditures of $1,779,000 in the first nine months of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $1,923,000 in the first nine months of 2016 related primarily to the installation of additional SAFER barriers, installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.

Net cash provided by financing activities was $1,766,000 for the first nine months of 2017 as compared to $1,920,000 for the first nine months of 2016.  We had net borrowings from our outstanding line of credit of $2,040,000 in the first nine months of 2017 as compared to $2,160,000 in the first nine months of 2016.  During the first nine months of 2017 and 2016, respectively, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock for $105,000 and $103,000 from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  Additionally, we purchased and retired 78,696 and 37,813 shares of our outstanding common stock for $169,000 and $86,000 from the open market during the first nine months of 2017 and 2016, respectively.

At September 30, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (150 basis points at September 30, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2017, there was $5,880,000 outstanding under the credit facility at an interest rate of 2.73%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At September 30, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,462,000 at September 30, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 25, 2016, we entered into an agreement to sell our Nashville facility to an entity owned by Panattoni Development Company for $27.5 million in cash and the assumption by the buyer of obligations of ours under certain Variable Rate Tax Exempt Infrastructure Revenue Bonds.  On July 21, 2017, we extended the agreement for thirty (30) days to allow the parties to finalize new agreements relative to a restructured transaction involving the sale of a portion of the property and an option for an additional portion of the property.  On August 17, 2017, we entered into an agreement relative to the sale of approximately 153 acres at a purchase price of $35,000 per acre.  Closing under this agreement is scheduled to occur towards the end of our fourth quarter, subject to extension if certain milestones have been met (which could delay closing until 2018).  Earnest money in the amount of $750,000 that was previously deposited will be applied against the purchase price under the agreement or refunded to the purchaser if certain conditions to closing are not met. We also awarded to the purchaser a three year option for approximately 87 additional acres at a purchase price of $55,000 per acre.  We will continue with our efforts to sell the remaining Nashville Superspeedway property.  As of December 31, 2016, all of the assets of Nashville Superspeedway were previously reported as assets held for sale in our consolidated balance sheets.  While management remains committed to selling the Nashville property, with the exception of the 153 acres discussed above, we no longer believe it is probable that the remaining property will be sold within the next twelve months.  As such, we reclassified $23,445,000 to long term assets and 153 acres of the total Nashville Superspeedway property were reported as assets held for sale in our consolidated balance sheets at September 30, 2017.  In addition, the December 31, 2016 consolidated balance sheet was retrospectively adjusted to conform to the current-period presentation.

As of the date of this filing, we promoted six racing events in 2017 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  On October 25, 2017, our Board of Directors declared an annual cash dividend on both classes of common stock of $.08 per share to be paid on December 10, 2017.  Based on current business conditions, we expect to spend approximately $150,000 on capital expenditures during the remainder of 2017.  Additionally, we contributed $16,000 to our defined benefit pension plans in October 2017.  We do not expect to make any further contributions to our defined benefit pension plans during the remainder of 2017.

Contractual Obligations

At September 30, 2017, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2017	2018 – 2019	2020 – 2021	Thereafter
Revolving line of credit	$5,880,000	$—	$—	$5,880,000	$—
Estimated interest payments on revolving line of credit(a)	456,000	40,000	322,000	94,000	—
Contingent obligation(b)	1,843,000	—	—	—	1,843,000
Defined benefit pension plan contributions	16,000	16,000	—	—	—
Total contractual cash obligations	$8,195,000	$56,000	$322,000	$5,974,000	$1,843,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2017 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at September 30, 2017.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2017 and December 31, 2016, $1,566,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2017, we paid $967,000 into the sales and incremental property tax fund and $1,162,000 was deducted from the fund for principal and interest payments.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($11,000) and $41,000, and $17,000 and $73,000 in the three and nine-month periods ended September 30, 2017 and 2016, respectively, and is $1,843,000 at September 30, 2017.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at September 30, 2017.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of September 30, 2017 and December 31, 2016, $1,566,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2017, we paid $967,000 into the sales and incremental property tax fund and $1,162,000 was deducted from the fund for principal and interest payments.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($11,000) and $41,000, and $17,000 and $73,000 in the three and nine-month periods ended September 30, 2017 and 2016, respectively, and is $1,843,000 at September 30, 2017.  See NOTE 2 — Business Operations and NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware.  For 2017, three NASCAR racing events were held in the second quarter, two were held in the third quarter and one was held in the fourth quarter.  In 2016, three NASCAR racing events were held in the second quarter, one in the third quarter and two in the fourth quarter.  As a result, quarterly earnings will vary.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the third quarter of 2017 and 2016, we purchased and retired 78,696 and 1,775 shares of our outstanding common stock at an average purchase price of $2.10 and $2.17 per share, respectively, not including nominal brokerage commissions.  At September 30, 2017, we had remaining repurchase authority of 1,061,622 shares.

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

101

The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 6, 2017	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)