Form 10-K
period 2017-12-31
DOVER MOTORSPORTS INC
filed 2018-02-27
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $32,850,875 as of June 30, 2017 (the last day of our most recently completed second quarter).

As of February 23, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock - 18,312,559 shares    Class A Common Stock - 18,509,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 25, 2018 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2017, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2018, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 96%, 97% and 97% of total revenues in 2017, 2016 and 2015, respectively.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for six consecutive years and it is scheduled to return on June 14-17, 2018.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2017 event was held on June 15-18, 2017 with over 140 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it would not promote the Big Barrel Country Music Festival in 2016 and a second festival was not held in 2017.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres at a purchase price of $35,000 per acre.  On January 22, 2018, we entered into an amendment to that agreement whereby the purchaser was required to deposit into escrow the remainder of the purchase price.  The total purchase price of $5,151,300 has now been placed into escrow.  In accordance with the terms of the amendment, closing will occur within three business days after the plat for the property has been fully executed by all required regulatory authorities, which is expected to occur in the first quarter of 2018.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning on the earliest to occur of March 1, 2018 or the date of closing of the initial 147 acres, but is only operative once closing occurs under the purchase agreement for the initial 147 acres.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,418.  We will continue with our effort to sell the remaining Nashville Superspeedway property.  As of December 31, 2016, all of the assets of Nashville Superspeedway were previously reported as assets held for sale in our consolidated balance sheets.  While management remains committed to selling the Nashville property, with the exception of the 147 acres discussed above, we no longer believe it is probable that the remaining property will be sold within the next twelve months.  As such, we reclassified $23,545,000 to long term assets and $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale in our consolidated balance sheets at December 31, 2017.  In addition, the December 31, 2016 consolidated balance sheet was retrospectively adjusted to conform to the current-period presentation.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 49 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the NASCAR Cup Series professional stock car racing circuit, two races are in the NASCAR XFINITY Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Prior to 2017, the NASCAR Cup Series was sponsored by Sprint.  The series has been rebranded as the Monster Energy NASCAR Cup Series for events in 2017 and 2018 (and for an additional two years if Monster Energy exercises its renewal option).

Each of the NASCAR XFINITY Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a NASCAR Cup Series event.  Dover International Speedway is one of only eight speedways in North America that presents two NASCAR Cup Series events and two NASCAR XFINITY Series events each year.  Additionally, it is one of only nine tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Cup Series events in the Maryland to Maine region each year.  Our fall event was the third of ten races in the “Monster Energy NASCAR Cup Series Playoff,” an elimination format which determines the NASCAR Cup Series champion for the racing season.  The XFINITY Series and the Camping World Truck Series have also moved to a playoff format.  Our fall XFINITY Series event was the second of seven races in the “NASCAR XFINITY Series Playoff.”

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

Employees

As of December 31, 2017, we had approximately 53 full-time employees and 7 part-time employees.  We engage temporary personnel to assist during our motorsports racing season.  We believe that we enjoy a good relationship with our employees.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at December 31, 2017.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2017 and 2016, $1,479,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $158,000, $75,000 and ($86,000) in 2017, 2016 and 2015, respectively, and is $1,960,000 at December 31, 2017.  See NOTE 1 — Business Operations and NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware.  For 2018, three NASCAR racing events are scheduled to be held in the second quarter and three in the fourth quarter.  For 2017, three NASCAR racing events were held in the second quarter, two in the third quarter and one in the fourth quarter.  In 2016, three NASCAR racing events were held in the second quarter, one in the third quarter and two in the fourth quarter.  In 2015, three NASCAR racing events were held in the second quarter and three in the fourth quarter.  As a result, quarterly earnings will vary.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2017, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 23, 2018, there were 18,312,559 shares of common stock and 18,509,975 shares of Class A common stock outstanding.  There were 740 holders of record for common stock and 11 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2017 and 2016 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2017	$2.23	$1.81	$0.08
September 30, 2017	$2.35	$1.95	None
June 30, 2017	$2.45	$1.80	None
March 31, 2017	$2.45	$2.00	None

December 31, 2016	$2.50	$2.05	$0.05
September 30, 2016	$2.54	$2.04	None
June 30, 2016	$2.50	$2.05	None
March 31, 2016	$2.43	$1.93	None

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the fourth quarter of 2017, we purchased and retired 52,045 shares of our outstanding common stock at an average purchase price of $2.01 per share, not including nominal brokerage commissions.  At December 31, 2017, we had remaining repurchase authority of 1,009,577 shares.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $612,000, $400,000 and $721,000 of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Expenses that are not directly related to a specific event are expensed as incurred.  Expenses that specifically relate to an event are deferred until the event is held, at which time they are expensed.  These expenses include prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events.

Our operating results reflect a decrease in admissions revenue.  In 2016 and 2015, much of this was weather related.  However, management believes that our admissions revenue may continue to be negatively impacted if consumer and corporate spending continues to be impacted by high food and health-care costs, underemployment, difficult housing and credit markets, increasing interest rates, and other economic factors that can adversely impact recreational and entertainment spending. The strength and duration of recovery in the United States economy remains uncertain.  Changes in governmental taxing, regulatory, spending and other policies could also significantly impact consumer spending, economic recovery and our future results.

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

Results of Operations

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Admissions revenue was $6,657,000 in 2017 as compared to $6,937,000 in 2016.  The $280,000 decrease was related to lower attendance at our 2017 spring NASCAR event weekend at Dover International Speedway.

Event-related revenue increased slightly to $8,303,000 in 2017 as compared to $8,264,000 in 2016.

Broadcasting revenue increased to $31,775,000 in 2017 as compared to $30,658,000 in 2016 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $28,764,000 in 2017 as compared to $28,197,000 in 2016.  The increase was primarily related to higher purse and sanction fees, and other event expenses for our 2017 NASCAR event weekends, partially offset by lower employee costs.

General and administrative expenses decreased slightly to $7,314,000 in 2017 from $7,399,000 in 2016.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  These assets had been removed as of the end of the first quarter of 2017 and no further costs were incurred.

Depreciation expense increased to $3,566,000 in 2017 as compared to $3,433,000 in 2016 as a result of capital spending in 2017 and 2016.  The 2017 expense also includes $186,000 of accelerated depreciation as a result of the decision to not complete certain improvements at our Dover facility.  The 2016 expense includes accelerated depreciation of $208,000 recorded as a result of shortening the service lives of certain track related assets that were part of a renovation project that began in 2016.  These assets were fully depreciated as of December 31, 2016.

Net interest expense was $169,000 in 2017 as compared to $199,000 in 2016 from lower average outstanding borrowings, partially offset by slightly higher interest rates.

Our effective income tax rate was (28.9%) in 2017 as compared to 40.5% in 2016.  The 2017 rate was impacted by the passage of the Tax Cuts and Jobs Act in December which lowered our federal income tax rate to 21% beginning in 2018.  This required us to revalue our net deferred federal tax liabilities at December 31, 2017.

Net earnings were $8,426,000 in 2017 as compared to $3,801,000 in 2016.  Excluding the impact of the Tax Cuts and Jobs Act in 2017, our adjusted net earnings were $3,895,000 in 2017 as compared to $3,801,000 in 2016.

	2017	2016
Net earnings	$8,426,000	$3,801,000
Impact of the Tax Cuts and Jobs Act	(4,531,000)	—
Adjusted net earnings	$3,895,000	$3,801,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the impact of the Tax Cuts and Jobs Act.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings which is determined in accordance with GAAP.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Admissions revenue was $6,937,000 in 2016 as compared to $7,967,000 in 2015.  The $1,030,000 decrease was related to lower attendance at our 2016 NASCAR event weekends at Dover International Speedway.  In 2016, the spring NASCAR events were moved to May 13-15.  Historically they have occurred in late May or early June and they returned to a later date in 2017.  Additionally, we believe poor weather negatively affected attendance.

Event-related revenue was $8,264,000 in 2016 as compared to $8,832,000 in 2015.  The decrease was due to lower sponsorship revenues from our fall NASCAR weekend and the cancellation of the 2016 Big Barrel Country Music Festival which was previously held on our property in 2015.  These decreases were partially offset by higher revenues from the 2016 Firefly Music Festival.

Broadcasting revenue increased to $30,658,000 in 2016 as compared to $29,734,000 in 2015 due primarily to contractual increases in NASCAR’s broadcasting rights agreement.

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

Net cash provided by operating activities was $5,833,000 in 2017 as compared to $6,810,000 in 2016.  The decrease was primarily due to $1,216,000 of contributions to our defined benefit pension plan in 2017.  We made no pension contributions in 2016.

Net cash used in investing activities was $1,908,000 in 2017 as compared to $2,670,000 in 2016 and was primarily related to capital improvements in both periods.  Capital expenditures of $1,877,000 in 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  Capital expenditures of $2,580,000 in 2016 related primarily to the installation of SAFER barriers, installation of fiber optic cable, equipment purchases, and improvements at our Dover facility.

Net cash used in financing activities was $3,925,000 in 2017 as compared to $4,140,000 in 2016.  We had net repayments on our outstanding line of credit of $600,000 in 2017 as compared to $2,060,000 in 2016.  We paid $2,944,000 and $1,840,000 in cash dividends during 2017 and 2016, respectively.  During 2017 and 2016, respectively, we purchased and retired 130,741 and 37,813 shares of our outstanding common stock for $276,000 and $86,000 from the open market.  Additionally, we purchased and retired 46,179 and 44,311 shares of our outstanding common stock for $105,000 and $103,000 during 2017 and 2016, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in September 2016, we paid $78,000 in bank fees.

At December 31, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at December 31, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2017, there was $3,240,000 outstanding under the credit facility at an interest rate of 2.82%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,102,000 at December 31, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres at a purchase price of $35,000 per acre.  On January 22, 2018, we entered into an amendment to that agreement whereby the purchaser was required to deposit into escrow the remainder of the purchase price.  The total purchase price of $5,151,300 has now been placed into escrow.  In accordance with the terms of the amendment, closing will occur within three business days after the plat for the property has been fully executed by all required regulatory authorities, which is expected to occur in the first quarter of 2018.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning on the earliest to occur of March 1, 2018 or the date of closing of the initial 147 acres, but is only operative once closing occurs under the purchase agreement for the initial 147 acres.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,418.  We will continue with our effort to sell the remaining Nashville Superspeedway property.  As of December 31, 2016, all of the assets of Nashville Superspeedway were previously reported as assets held for sale in our consolidated balance sheets.  While management remains committed to selling the Nashville property, with the exception of the 147 acres discussed above, we no longer believe it is probable that the remaining property will be sold within the next twelve months.  As such, we reclassified $23,545,000 to long term assets and $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale in our consolidated balance sheets at December 31, 2017.  In addition, the December 31, 2016 consolidated balance sheet was retrospectively adjusted to conform to the current-period presentation.

We promoted six racing events in 2017 and 2016 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for six consecutive years and it is scheduled to return on June 14-17, 2018.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2017 event was held on June 15-18, 2017 with over 140 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,500,000 on capital expenditures during 2018.  We have no minimum required pension contributions for 2018, but will consider making additional contributions.

Contractual Obligations

At December 31, 2017, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit	$3,240,000	$—	$3,240,000	$—	$—
Estimated interest payments on revolving line of credit(a)	236,000	91,000	145,000	—	—
Contingent obligation(b)	1,960,000	—	—	—	1,960,000
Total contractual cash obligations	$5,436,000	$91,000	$3,385,000	$—	$1,960,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2017 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at December 31, 2017.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2017 and 2016, $1,479,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $158,000, $75,000 and ($86,000) in 2017, 2016 and 2015, respectively, and is $1,960,000 at December 31, 2017.  See NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2017, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $8,291,000, which decreased by $163,000 in 2017.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

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

Executive Officers of the Registrant.  As of December 31, 2017, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	71	11/79 to date

Michael A. Tatoian	Executive Vice President and Chief Operating Officer	57	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	51	04/08 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	58	07/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	59	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 18 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 38 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 29 years of experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 8 — Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2017 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,572,059

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,572,059

Item 13.                          Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Item 14.                          Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

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

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated March 1, 2017 (incorporated herein by reference to Exhibit 3.2 to the Form 10-K filed on March 1, 2017).

4.1	Rights Agreement, dated as of June 14, 2016 between Dover Motorsports, Inc. and Computershare Inc. (incorporated herein by reference to Exhibit 4.1 to the Form 8-A filed on June 10, 2016).

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

101

The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	February 27, 2018	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	February 27, 2018
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	February 27, 2018
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	February 27, 2018
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	February 27, 2018
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	February 27, 2018
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	February 27, 2018
R. Randall Rollins

/s/ Richard K. Struthers	Director	February 27, 2018
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	February 27, 2018
Denis McGlynn	and Director

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Dover Motorsports, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 1996.

Philadelphia, Pennsylvania
February 27, 2018

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues:
Admissions	$6,657	$6,937	$7,967
Event-related	8,303	8,264	8,832
Broadcasting	31,775	30,658	29,734
Other	7	14	6
	46,742	45,873	46,539
Expenses:
Operating and marketing	28,764	28,197	27,818
General and administrative	7,314	7,399	7,414
Costs to remove long-lived assets	286	203	40
Depreciation	3,566	3,433	5,326
	39,930	39,232	40,598

Income from assets held for sale	—	—	2,900

Operating earnings	6,812	6,641	8,841

Interest expense, net	(169)	(199)	(323)
(Provision) benefit for contingent obligation	(158)	(75)	86
Other income (expense)	52	23	(5)

Earnings before income taxes	6,537	6,390	8,599

Income tax benefit (expense)	1,889	(2,589)	(3,314)

Net earnings	8,426	3,801	5,285

Unrealized gain (loss) on available-for-sale securities, net of income taxes	22	8	(17)

Change in pension net actuarial loss and prior service cost, net of income taxes	(70)	(279)	223

Comprehensive income	$8,378	$3,530	$5,491

Net earnings per common share (Note 2):
Basic	$0.23	$0.10	$0.14
Diluted	$0.23	$0.10	$0.14

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1	$1
Accounts receivable	476	419
Inventories	15	17
Prepaid expenses and other	1,119	1,104
Income taxes receivable	562	—
Assets held for sale	2,455	2,455
Total current assets	4,628	3,996

Property and equipment, net	51,000	52,723
Nashville Superspeedway facility	23,545	23,545
Other assets	1,107	1,022
Total assets	$80,280	$81,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61	$347
Accrued liabilities	3,049	2,955
Payable to Dover Downs Gaming & Entertainment, Inc.	7	7
Income taxes payable	—	218
Deferred revenue	1,249	1,355
Total current liabilities	4,366	4,882

Revolving line of credit	3,240	3,840
Liability for pension benefits	2,819	4,046
Provision for contingent obligation	1,960	1,802
Deferred income taxes	8,673	12,911
Total liabilities	21,058	27,481

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,250,440 and 18,276,360, respectively	1,825	1,828
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,844	101,858
Accumulated deficit	(42,858)	(48,340)
Accumulated other comprehensive loss	(3,440)	(3,392)
Total stockholders’ equity	59,222	53,805
Total liabilities and stockholders’ equity	$80,280	$81,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net earnings	$8,426	$3,801	$5,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,566	3,433	5,326
Amortization of credit facility fees	65	87	96
Stock-based compensation	364	284	316
Excess tax benefits from stock-based compensation	—	(27)	—
Deferred income taxes	(4,286)	(661)	(828)
Provision (benefit) for contingent obligation	158	75	(86)
Income from assets held for sale	—	—	(2,900)
Changes in assets and liabilities:
Accounts receivable	(57)	(246)	(34)
Inventories	2	55	(2)
Prepaid expenses and other	(97)	(44)	(125)
Income taxes receivable/payable	(699)	223	182
Accounts payable	(252)	176	64
Accrued liabilities	(3)	(442)	(77)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	—	51	(66)
Deferred revenue	(106)	77	(70)
Liability for pension benefits	(1,248)	(32)	(18)
Net cash provided by operating activities	5,833	6,810	7,063

Investing activities:
Capital expenditures	(1,877)	(2,580)	(1,448)
Purchases of available-for-sale securities	(176)	(293)	(40)
Proceeds from sale of available-for-sale securities	145	203	20
Non-refundable deposit received on expected sale of facility	—	—	1,200
Net cash used in investing activities	(1,908)	(2,670)	(268)

Financing activities:
Borrowings from revolving line of credit	25,680	28,820	29,740
Repayments on revolving line of credit	(26,280)	(30,880)	(34,600)
Dividends paid	(2,944)	(1,840)	(1,837)
Repurchase of common stock	(381)	(189)	(121)
Excess tax benefits from stock-based compensation	—	27	—
Credit facility fees	—	(78)	—
Net cash used in financing activities	(3,925)	(4,140)	(6,818)

Net change in cash	—	—	(23)
Cash, beginning of year	1	1	24
Cash, end of year	$1	$1	$1

Supplemental information:
Interest paid	$368	$367	$453
Income tax payments	$3,097	$3,025	$3,960
Change in accounts payable for capital expenditures	$(34)	$34	$(816)

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

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2017, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events;

•                  2 NASCAR XFINITY Series events;

•                  1 NASCAR Camping World Truck Series event; and

•                  1 NASCAR K&N Pro Series East event.

In 2018, we are scheduled to promote these same six events at Dover International Speedway.  Total revenues from these events were approximately 96%, 97% and 97% of total revenues in 2017, 2016 and 2015, respectively.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for six consecutive years and it is scheduled to return on June 14-17, 2018.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2017 event was held on June 15-18, 2017 with over 140 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is owned by AEG Live, one of the world’s largest presenters of live music and entertainment events.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.   Rent is at differing rates depending on how many events are actually held.  On June 26-28, 2015, the Big Barrel Country Music Festival was held at our facility.  The three day festival was promoted by RFGV Festivals and featured 40 musical acts.  On January 28, 2016, RFGV Festivals announced it would not promote the Big Barrel Country Music Festival in 2016 and a second festival was not held in 2017.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres at a purchase price of $35,000 per acre.  On January 22, 2018, we entered into an amendment to that agreement whereby the purchaser was required to deposit into escrow the remainder of the purchase price.  The total purchase price of $5,151,300 has now been placed into escrow.  In accordance with the terms of the amendment, closing will occur within three business days after the plat for the property has been fully executed by all required regulatory authorities, which is expected to occur in the first quarter of 2018.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning on the earliest to occur of March 1, 2018 or the date of closing of the initial 147 acres, but is only operative once closing occurs under the purchase agreement for the initial 147 acres.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,418.  We will continue with our effort to sell the remaining Nashville Superspeedway property.  As of December 31, 2016, all of the assets of Nashville Superspeedway were previously reported as assets held for sale in our consolidated balance sheets.  While management remains committed to selling the Nashville property, with the exception of the 147 acres discussed above, we no longer believe it is probable that the remaining property will be sold within the next twelve months.  As such, we reclassified $23,545,000 to long term assets and $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale in our consolidated balance sheets at December 31, 2017.  In addition, the December 31, 2016 consolidated balance sheet was retrospectively adjusted to conform to the current-period presentation.

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

Inventories—Inventories of items for resale are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of December 31, 2017, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $8,291,000, which decreased by $163,000 in 2017.  These state net operating losses are related to our Midwest facilities that have not produced taxable income. As such, the valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $612,000, $400,000 and $721,000 of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Expense recognition—The cost of non-event related advertising, promotion and marketing programs is expensed as incurred.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, a majority of our marketing expenses and other expenses associated with the promotion of our racing events are deferred until the event is held, at which point they are expensed.  Advertising expenses were $1,195,000, $1,202,000 and $1,364,000 in 2017, 2016 and 2015, respectively.

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

	2017	2016	2015
Net earnings per common share — basic and diluted:
Net earnings	$8,426	$3,801	$5,285
Allocation to nonvested restricted stock awards	133	61	82
Net earnings available to common stockholders	$8,293	$3,740	$5,203

Weighted-average shares outstanding	36,275	36,232	36,156

Net earnings per common share — basic and diluted	$0.23	$0.10	$0.14

There were no options outstanding during 2017, 2016 or 2015.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $364,000, $284,000 and $316,000 as general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, respectively.  We recorded income tax benefits of $167,000, $115,000 and $128,000 for the years ended December 31, 2017, 2016 and 2015, respectively, related to vesting of our restricted stock awards.

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

Recent accounting pronouncements—In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU in the first quarter of 2018, which did not have a material impact to our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have an impact on our consolidated financial statements.

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

In July 2015, the FASB issued  ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2017, which did not have an impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. The standard can be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application.  The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We will adopt this standard effective January 1, 2018 using the retrospective with cumulative effect method.  We are in the process of finalizing our review of our sponsorship agreements, sanctioning agreements and other contracts, as well as our review of the accounting for certain costs associated with our events. While we continue to assess all potential impacts of the new standard, including quarterly impacts, we do not currently expect that the adoption of the new revenue standard will have a material impact on our annual revenues, results of operations or financial position. However, we will expand certain disclosures as required.

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net earnings.

NOTE 3 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2017	2016
Land	$15,916,000	$15,916,000
Facilities	86,282,000	84,462,000
Furniture, fixtures and equipment	8,490,000	8,425,000
Construction in progress	99,000	1,034,000
	110,787,000	109,837,000
Less accumulated depreciation	(59,787,000)	(57,114,000)
	$51,000,000	$52,723,000

In the fourth quarter of 2017, we made the decision to not complete certain facility improvements.  Costs previously capitalized of $186,000 were charged to depreciation expense in 2017.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written-off in 2015.  We incurred costs of $203,000 in the fourth quarter of 2016 and $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings.  As of March 31, 2017, these assets had been removed and no further costs have been incurred.

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

NOTE 4 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2017	2016
Payroll and related items	$370,000	$369,000
Real estate taxes	972,000	996,000
Pension	1,150,000	1,053,000
Other	557,000	537,000
	$3,049,000	$2,955,000

NOTE 5 — Long-Term Debt

At December 31, 2017, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at December 31, 2017).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2017, there was $3,240,000 outstanding under the credit facility at an interest rate of 2.82%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At December 31, 2017, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,102,000 at December 31, 2017.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 6 — Income Taxes

The current and deferred income tax benefit (expense) is as follows:

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$(1,835,000)	$(2,456,000)	$(3,349,000)
State	(562,000)	(794,000)	(793,000)
	(2,397,000)	(3,250,000)	(4,142,000)
Deferred:
Federal	4,353,000	520,000	652,000
State	(67,000)	141,000	176,000
	4,286,000	661,000	828,000
Total income tax benefit (expense)	$1,889,000	$(2,589,000)	$(3,314,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2017	2016	2015
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	8.8%	36.0%	5.6%
Valuation allowance	(2.5)%	(29.2)%	(0.9)%
Tax Cuts and Jobs Act	(69.3)%	—	—
Other	(0.9)%	(1.3)%	(1.2)%
Effective income tax rate	(28.9)%	40.5%	38.5%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2017	2016
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,906,000	$3,122,000
Net operating loss carry-forwards	8,928,000	8,990,000
Total deferred income tax assets	10,834,000	12,112,000
Valuation allowance	(8,291,000)	(8,454,000)
Net deferred income tax assets	2,543,000	3,658,000

Deferred income tax liabilities:
Depreciation	(11,216,000)	(16,569,000)
Total deferred income tax liabilities	(11,216,000)	(16,569,000)
Net deferred income tax liability	$(8,673,000)	$(12,911,000)

Amounts recognized in the consolidated balance sheets:
Noncurrent deferred income tax liabilities	$(8,673,000)	$(12,911,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2032).  At December 31, 2017, we have available state net operating loss carryforwards of $163,998,000.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, decreased in 2017, 2016 and 2015 by $163,000, $1,872,000 and $78,000, respectively.

The passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018 requiring us to revalue our net deferred federal tax liabilities at December 31, 2017.  This resulted in a $4,531,000 decrease in our net deferred income tax liabilities, with a corresponding deferred income tax benefit.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2017, 2016 or 2015.  As of December 31, 2017 and 2016, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2017, tax years after 2013 remain open to examination for federal and Delaware income tax purposes.

NOTE 7 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,052,000 and $932,000 as of December 31, 2017 and 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 9 — Fair Value Measurements).

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$13,265,000	$12,618,000
Interest cost	468,000	462,000
Actuarial loss	914,000	447,000
Benefits paid	(379,000)	(262,000)
Benefit obligation at end of year	14,268,000	13,265,000

Change in plan assets:
Fair value of plan assets at beginning of year	8,166,000	7,956,000
Actual gain on plan assets	1,293,000	468,000
Employer contribution	1,216,000	—
Benefits paid	(379,000)	(262,000)
Other	3,000	4,000
Fair value of plan assets at end of year	10,299,000	8,166,000

Unfunded status	$(3,969,000)	$(5,099,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2017	2016
Accrued liabilities	$(1,150,000)	$(1,053,000)
Liability for pension benefits	(2,819,000)	(4,046,000)
	$(3,969,000)	$(5,099,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit (expense) at December 31 are as follows:

	2017	2016
Net actuarial loss, pre-tax	$5,923,000	$5,805,000

The components of net periodic pension benefit for our defined benefit pension plans for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Interest cost	$468,000	$462,000	$515,000
Expected return on plan assets	(644,000)	(622,000)	(643,000)
Recognized net actuarial loss	143,000	126,000	122,000
	$(33,000)	$(34,000)	$(6,000)

For the year ending December 31, 2018, we expect to recognize the following amount as a component of net periodic benefit (expense) which is included in accumulated other comprehensive loss as of December 31, 2017:

Actuarial loss	$146,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2017, 2016 and 2015, and the actuarial value of the benefit obligation at December 31, 2017 and 2016 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2017	2016	2015	2017	2016
Weighted-average discount rate	4.2%	4.4%	4.1%	3.8%	4.2%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

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

For 2017, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2016 pension liability, we used the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and the MP-2016 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2016.  For 2017, we adopted the updated MP-2017 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2017.

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

The fair values of our pension assets as of December 31, 2017 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$2,347,000	$2,347,000	—	—
Equity-mid cap	1,298,000	1,298,000	—	—
Equity-small cap	1,200,000	1,200,000	—	—
Equity-international	1,651,000	1,651,000	—	—
Fixed income	2,520,000	2,520,000	—	—
Money market	1,283,000	1,283,000	—	—
Total mutual funds/ETFs	$10,299,000	$10,299,000	—	—

The fair values of our pension assets as of December 31, 2016 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stocks	$665,000	$665,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	1,906,000	1,906,000	—	—
Equity-mid cap	791,000	791,000	—	—
Equity-small cap	161,000	161,000	—	—
Equity-international	908,000	908,000	—	—
Fixed income	3,065,000	3,065,000	—	—
Real estate	453,000	453,000	—	—
Money market	217,000	217,000	—	—
Total mutual funds/ETFs	7,501,000	7,501,000	—	—
Grand total	$8,166,000	$8,166,000	$—	$—

We have no minimum required pension contributions for 2018, but will consider making additional contributions.

Estimated future benefit payments are as follows:

2018	$1,621,000
2019	$519,000
2020	$540,000
2021	$547,000
2022	$552,000
2023-2027	$3,209,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2017, 2016 and 2015, we recorded expenses of $80,000, $96,000 and $81,000, respectively, related to the SERP.  During 2017, 2016 and 2015, we contributed $96,000, $81,000 and $72,000 to the plan, respectively.  The liability for SERP pension benefits was $81,000 and $97,000 as of December 31, 2017 and 2016, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $123,000, $128,000 and $124,000 in 2017, 2016 and 2015, respectively.

NOTE 8 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,812	$1,851	$101,508	$(53,749)	$(3,327)
Net earnings	—	—	—	5,285	—
Dividends paid, $0.05 per share	—	—	—	(1,837)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	316	—	—
Repurchase and retirement of common stock	(5)	—	(116)	—	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $12	—	—	—	—	(17)
Change in net actuarial loss and prior service cost, net of income tax expense of $152	—	—	—	—	223
Excess tax benefit on restricted stock	—	—	49	—	—
Balance at December 31, 2015	1,822	1,851	101,742	(50,301)	(3,121)
Net earnings	—	—	—	3,801	—
Dividends paid, $0.05 per share	—	—	—	(1,840)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	284	—	—
Repurchase and retirement of common stock	(8)	—	(181)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $6	—	—	—	—	8
Change in net actuarial loss and prior service cost, net of income tax benefit of $191	—	—	—	—	(279)
Excess tax benefit on restricted stock	—	—	27	—	—
Balance at December 31, 2016	1,828	1,851	101,858	(48,340)	(3,392)
Net earnings	—	—	—	8,426	—
Dividends paid, $0.08 per share	—	—	—	(2,944)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	364	—	—
Repurchase and retirement of common stock	(18)	—	(363)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $15	—	—	—	—	22
Change in net actuarial loss and prior service cost, net of income tax benefit of $48	—	—	—	—	(70)
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)

As of December 31, 2017 and 2016, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2017	2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,410,000 and $2,362,000, respectively	$(3,513,000)	$(3,443,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000 and $37,000, respectively	73,000	51,000
Accumulated other comprehensive loss	$(3,440,000)	$(3,392,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During 2017 and 2016, we purchased and retired 130,741 and 37,813 shares of our outstanding common stock at an average purchase price of $2.07 and $2.22 per share, respectively, not including nominal brokerage commissions.  At December 31, 2017, we had remaining repurchase authority of 1,009,577 shares.

During the years ended December 31, 2017, 2016 and 2015, we purchased and retired 46,179, 44,311 and 49,078 shares of our outstanding common stock at an average purchase price of $2.27, $2.33 and $2.46 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2017, there were 1,572,059 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	570,600	$2.17
Granted	151,000	$2.27
Vested	(138,600)	$1.93
Nonvested at December 31, 2017	583,000	$2.25

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 based on the weighted average grant date fair value was $267,000, $261,000 and $274,000, respectively.  The grant-date fair value per share of nonvested restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $2.27, $2.33 and $2.44, respectively.  We recorded compensation expense of $364,000, $284,000 and $316,000 related to restricted stock awards for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, there was $691,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.8 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
2017
Available-for-sale securities	$1,052,000	$1,052,000	$—	$—

2016
Available-for-sale securities	$932,000	$932,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At December 31, 2017 and 2016, there was $3,240,000 and $3,840,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
Long-lived assets held for sale	$2,455,000	$—	$—	$2,455,000

Fair value of the long-lived assets held for sale was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 10 — Related Party Transactions

During the years ended December 31, 2017, 2016 and 2015, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,862,000, $1,952,000 and $1,851,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $187,000, $158,000 and $252,000, respectively, to Gaming for the years ended December 31, 2017, 2016 and 2015.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $903,000, $876,000 and $836,000, during the years ended December 31, 2017, 2016 and 2015, respectively.  Additionally, we invoiced Gaming $224,000, $200,000 and $230,000, during 2017, 2016 and 2015, respectively, for tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2017 and 2016, our consolidated balance sheets included $7,000 of payables to Gaming for the aforementioned items.  We settled these items in January of 2018 and 2017.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 — Commitments and Contingencies

We lease equipment with leases expiring at various dates through 2021. Total rental expense charged to operations amounted to $67,000, $68,000 and $77,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at December 31, 2017.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2017 and 2016, $1,479,000 and $1,761,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased (decreased) by $158,000, $75,000 and ($86,000) in 2017, 2016 and 2015, respectively, and is $1,960,000 at December 31, 2017.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,300,000 to $9,000,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,000,000 and $2,700,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 12 — Quarterly Results (unaudited)

	March 31(a)(b)	June 30(b)	September 30(b)	December 31(a)(b)
Year Ended December 31, 2017
Revenues	$110,000	$25,587,000	$2,740,000	$18,305,000
Operating (loss) earnings	$(4,059,000)	$8,881,000	$(3,378,000)	$5,368,000
Net (loss) earnings	$(2,405,000)	$5,203,000	$(2,015,000)	$7,643,000
Net (loss) earnings per share — basic and diluted	$(0.07)	$0.14	$(0.06)	$0.21
Year Ended December 31, 2016
Revenues	$139,000	$25,253,000	$369,000	$20,112,000
Operating (loss) earnings	$(3,917,000)	$8,719,000	$(3,645,000)	$5,484,000
Net (loss) earnings	$(2,343,000)	$5,066,000	$(2,167,000)	$3,245,000
Net (loss) earnings per share — basic and diluted	$(0.06)	$0.14	$(0.06)	$0.09

(a)               During the first quarter of 2017 and fourth quarter of 2016, we recorded costs to remove long-lived assets of $286,000 ($167,000 after income taxes) and $203,000 ($121,000 after income taxes), respectively, related to the removal and disposal of certain grandstand seating.  See NOTE 3 — Property and Equipment.

In the fourth quarter of 2017, we made the decision to not complete certain facility improvements.  Costs previously capitalized of $186,000 ($110,000 after income taxes) were charged to depreciation expense.  See NOTE 3 — Property and Equipment.

In the fourth quarter of 2017, the passage of the Tax Cuts and Jobs Act lowered our future federal income tax rate to 21% requiring us to revalue net deferred federal tax liabilities. As a result, net earnings and net earnings per share — basic and diluted increased by $4,531,000 and $0.13, respectively.  See NOTE 6 — Income Taxes.

(b)               In the first quarter of 2016, we began a renovation project of certain track related assets that was completed in the first quarter of 2017.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  This resulted in accelerated depreciation of $91,000 ($54,000 after income taxes), $68,000 ($40,000 after income taxes), $25,000 ($15,000 after income taxes) and $24,000 ($14,000 after income taxes) being recorded in the first, second, third and fourth quarters of 2016, respectively.  See NOTE 3 — Property and Equipment.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

Our operations are seasonal in nature.  In 2017, three NASCAR racing events were held in the second quarter, two were held in the third quarter and one was held in the fourth quarter.  In 2016, we promoted three NASCAR racing events in the second quarter, one in the third quarter and two in the fourth quarter.