Form 10-Q
period 2018-03-31
DOVER MOTORSPORTS INC
filed 2018-05-11
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,261,725 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Event-related	$226	$110

Expenses:
Operating and marketing	1,151	1,054
General and administrative	1,955	2,020
Depreciation	878	821
Costs to remove long-lived assets	—	286
	3,984	4,181

Gain on sale of land	2,512	—

Operating loss	(1,246)	(4,071)

Interest expense, net	(40)	(48)
Provision for contingent obligation	(67)	(41)
Other income	4	52

Loss before income taxes	(1,349)	(4,108)

Income tax benefit	357	1,703

Net loss	(992)	(2,405)

Change in net actuarial loss and prior service cost, net of income taxes	27	25

Unrealized loss on equity investments, net of income taxes	—	(3)

Comprehensive loss	$(965)	$(2,383)

Net loss per common share:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$352	$1
Accounts receivable	1,935	476
Inventories	15	15
Prepaid expenses and other	1,290	1,119
Income taxes receivable	562	562
Assets held for sale	—	2,455
Total current assets	4,154	4,628

Property and equipment, net	50,261	51,000
Nashville Superspeedway facility	23,567	23,545
Other assets	1,086	1,107
Total assets	$79,068	$80,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$61
Accrued liabilities	2,403	3,049
Payable to Dover Downs Gaming & Entertainment, Inc.	12	7
Contract liabilities	5,298	1,249
Total current liabilities	7,879	4,366

Revolving line of credit	500	3,240
Liability for pension benefits	2,263	2,819
Provision for contingent obligation	2,027	1,960
Deferred income taxes	8,326	8,673
Total liabilities	20,995	21,058

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,261,725 and 18,250,440, respectively	1,826	1,825
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,659	101,844
Accumulated deficit	(43,777)	(42,858)
Accumulated other comprehensive loss	(3,486)	(3,440)
Total stockholders’ equity	58,073	59,222
Total liabilities and stockholders’ equity	$79,068	$80,280

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(992)	$(2,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	878	821
Amortization of credit facility fees	16	16
Stock-based compensation	105	186
Deferred income taxes	(357)	(1,703)
Provision for contingent obligation	67	41
Losses on equity investments	16	—
Gain on sale of land	(2,512)	—
Changes in assets and liabilities:
Accounts receivable	(1,459)	(1,019)
Inventories	—	(1)
Prepaid expenses and other	(180)	(460)
Income taxes receivable/payable	—	(115)
Accounts payable	105	(184)
Accrued liabilities	(646)	(595)
Payable to Dover Downs Gaming & Entertainment, Inc.	5	1
Contract liabilities	4,049	3,348
Liability for pension benefits	(519)	(109)
Net cash used in operating activities	(1,424)	(2,178)

Investing activities:
Capital expenditures	(139)	(235)
Proceeds from sale of land, net	4,945	—
Purchases of equity investments	(35)	(95)
Proceeds from sale of equity investments	33	93
Net cash provided by (used in) investing activities	4,804	(237)

Financing activities:
Borrowings from revolving line of credit	2,460	3,580
Repayments on revolving line of credit	(5,200)	(1,060)
Repurchase of common stock	(289)	(105)
Net cash (used in) provided by financing activities	(3,029)	2,415

Net change in cash	351	—
Cash, beginning of period	1	1
Cash, end of period	$352	$1

Supplemental information:
Interest paid	$20	$26
Income tax payments	$—	$115
Change in accounts payable for capital expenditures	$—	$189

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on February 27, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility is scheduled to promote the following six events during 2018, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events (May and October);

•                  2 NASCAR XFINITY Series events (May and October);

•                  1 NASCAR Camping World Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At March 31, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $60,662,000 and $59,787,000 as of March 31, 2018 and December 31, 2017, respectively.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written-off in 2015.  We incurred costs of $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of operations.  As of March 31, 2017, these assets had been removed and no further costs have been incurred.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other.  “Admissions” revenue includes ticket sales for our events.  “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our events; sales of programs; track rentals; broadcasting rights other than domestic television broadcasting revenue, and other event-related revenues.  Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival.  “Broadcasting” revenue includes rights fees obtained for domestic television broadcasts of events held at our speedway.

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of March 31, 2018 and December 31, 2017, contract liabilities in our consolidated balances sheets relate to 2018 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2018 or 2017.

The following table summarizes the liability activity related to contracts with customers for the three months ended March 31, 2018 and 2017:

	Deferred Revenue
	2018	2017
Balance, beginning of period	$1,249	$1,355
Reductions from beginning balance	—	—
Additional liabilities recorded during the period	4,049	3,348
Reduction of additional liabilities recorded during the period, not from beginning balance	—	—
Balance, end of period	$5,298	$4,703

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $3,684,000 at March 31, 2018.

Under the terms of our sanction agreements with NASCAR, we receive a portion of the broadcast revenue NASCAR negotiates with various television networks.  NASCAR typically remits payment to us for the broadcast revenue within 30 days of the event being held.  NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $136,000 and $0 for the three months ended March 31, 2018 or 2017, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.  As a result of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, certain expenses previously deferred until an event are now expensed as incurred.

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

	Three Months Ended March 31,
	2018	2017
Net loss per common share — basic and diluted:
Net loss	$(992)	$(2,405)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(992)	$(2,405)

Weighted-average shares outstanding — basic and diluted	36,234	36,306

Net loss per common share — basic and diluted	$(0.03)	$(0.07)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $105,000 and $186,000 as general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.  We recorded income tax benefits of $28,000 and $76,000 for the three months ended March 31, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of operations.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU in the first quarter of 2018, which resulted in a reclassification of $12,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of operations for the three months ended March 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $73,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018.  See NOTE 6 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of operations.  See NOTE 7 — Fair Value Measurements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB issued several amendments to the standard, including clarification on accounting for and identifying performance obligations. The standard can be applied using the full retrospective method or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.  The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018 using the retrospective with cumulative effect method.  We have reviewed our sponsorship agreements, sanctioning agreements and other contracts, as well as our accounting for certain costs associated with our events.  The adoption of the new revenue standard did not have a material impact on our revenues, results of operations or financial position.  However, we have expanded certain disclosures as required.  See Revenue recognition above.

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

NOTE 4 — Long-Term Debt

At March 31, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2018).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2018, there was $500,000 outstanding under the credit facility at an interest rate of 3.13%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2018, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $18,842,000 at March 31, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,039,000 and $1,052,000 as of March 31, 2018 and December 31, 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2018	2017
Interest cost	$115,000	$109,000
Expected return on plan assets	(170,000)	(163,000)
Recognized net actuarial loss	36,000	42,000
	$(19,000)	$(12,000)

The net periodic pension benefit is included in other income in our consolidated statements of operations.

We contributed $500,000 to our defined benefit pension plans during the three months ended March 31, 2018.  While we have no minimum required pension contributions for 2018, we will consider making additional contributions during the remainder of 2018.  No contributions were made to our defined benefit pension plans during the three months ended March 31, 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2018 and 2017, we recorded expenses of $25,000 and $20,000, respectively, related to the SERP.  During the first three months of 2018 and 2017, we contributed $85,000 and $96,000 to the plan, respectively.  Our estimate for future contributions to the SERP was $21,000 and $81,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan $36,000 and $33,000 in the first three months of 2018 and 2017, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	73	(73)
Net loss	—	—	—	(992)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	105	—	—
Repurchase and retirement of common stock	(14)	—	(275)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	27
Balance at March 31, 2018	$1,826	$1,851	$101,659	$(43,777)	$(3,486)

As of March 31, 2018 and December 31, 2017, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,400,000 and $2,410,000, respectively	$(3,486,000)	$(3,513,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000	—	73,000
Accumulated other comprehensive loss	$(3,486,000)	$(3,440,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first three months of 2018, we purchased and retired 92,479 shares of our outstanding common stock at an average purchase price of $2.06 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2017.  At March 31, 2018, we had remaining repurchase authority of 917,098 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 stock awards under this plan during each of the three months ended March 31, 2018 and 2017.  As of March 31, 2018, there were 1,440,730 shares available for granting options or stock awards.

During the three months ended March 31, 2018 and 2017, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock at an average purchase price of $2.00 and $2.27 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
March 31, 2018
Equity investments	$1,039,000	$1,039,000	$—	$—

December 31, 2017
Equity investments	$1,052,000	$1,052,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the three months ended March 31, 2018 are as follows:

Net losses recognized during the period on equity investments	$(16,000)
Less: net gains recognized during the period on equity investments sold during the period	(8,000)
Unrealized losses recognized during the period on equity investments still held at period end	$(24,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At March 31, 2018 and December 31, 2017, there was $500,000 and $3,240,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2018 and 2017, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $422,000 and $453,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $106,000 and $31,000, respectively, to Gaming for the three months ended March 31, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  As of March 31, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $12,000 and $7,000 of payables to Gaming for the aforementioned items.  We settled these items in April and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock and from his status as a trustee of the RMT Trust, our largest stockholder.  This means that Mr. Tippie has the ability to determine the outcome of the election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at March 31, 2018.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2018 and December 31, 2017, $1,383,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $67,000 and $41,000 in the first three months of 2018 and 2017, respectively, and is $2,027,000 at March 31, 2018.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

We promoted no events during the first quarter of 2018 or 2017; therefore, revenues were minimal.

Operating and marketing expenses were $1,151,000 in the first quarter of 2018 as compared to $1,054,000 in the first quarter of 2017.  The increase was primarily due to the timing of advertising expenses.

General and administrative expenses decreased slightly to $1,955,000 in the first quarter of 2018 from $2,020,000 in the first quarter of 2017.  The decrease was primarily due to lower stock-based compensation in 2018.

Depreciation expense increased to $878,000 in the first quarter of 2018 from $821,000 in the first quarter of 2017.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  These assets had been removed as of the end of the first quarter of 2017 and no further costs were incurred.

Gain on sale of land in the first quarter of 2018 relates to the sale of approximately 147 acres of land at our Nashville facility.  Proceeds from the sale, net of closing costs, were $4,945,000.

Net interest expense decreased slightly to $40,000 in the first quarter of 2018 from $48,000 in the first quarter of 2017 due to lower average outstanding borrowings, partially offset by slightly higher interest rates.

Our effective income tax rates for the first quarter of 2018 and 2017 were 26.5% and 41.5%, respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $1,424,000 for the first quarter of 2018 as compared to $2,178,000 for the first quarter of 2017.  The decrease was primarily due to higher receipts for our spring NASCAR event weekend as a result of the events being held in early May 2018 as compared to early June 2017.  This increase was partially offset by a $500,000 contribution to our defined benefit pension plan in the first quarter of 2018.  We made no pension contributions for the first quarter of 2017.

Net cash provided by investing activities was $4,804,000 for the first quarter of 2018 as compared to net cash used in investing activities $237,000 for the first quarter of 2017.  Capital expenditures of $139,000 in the first quarter of 2018 related primarily to equipment purchases.  Capital expenditures of $235,000 in the first quarter of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  On March 2, 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.

Net cash used in financing activities was $3,029,000 for the first quarter of 2018 as compared to net cash provided by financing activities of $2,415,000 for the first quarter of 2017.  We had net repayments on our outstanding line of credit of $2,740,000 in the first quarter of 2018 as compared to net borrowings of $2,520,000 in the first quarter of 2017.  During the first three months of 2018, we purchased and retired 92,479 shares of our outstanding common stock for $195,000 from the open market.  Additionally, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock for $94,000 and $105,000 during the first three months of 2018 and 2017, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at March 31, 2018).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2018, there was $500,000 outstanding under the credit facility at an interest rate of 3.13%.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At March 31, 2018, we were in compliance with the terms of the credit facility.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $18,842,000 at March 31, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At March 31, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,400,000 on capital expenditures during the remainder of 2018.                     We contributed $500,000 to our defined benefit pension plans during the three months ended March 31, 2018.  While we have no minimum required pension contributions for 2018, we will consider making additional contributions during the remainder of 2018.

Contractual Obligations

At March 31, 2018, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit	$500,000	$—	$500,000	$—	$—
Estimated interest payments on revolving line of credit(a)	36,000	11,000	25,000	—	—
Contingent obligation(b)	2,027,000	—	—	—	2,027,000
Total contractual cash obligations	$2,563,000	$11,000	$525,000	$—	$2,027,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2018 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at March 31, 2018.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2018 and December 31, 2017, $1,383,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $67,000 and $41,000 in the first three months of 2018 and 2017, respectively, and is $2,027,000 at March 31, 2018.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Related Party Transactions

See NOTE 8 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2017 Annual Report on Form 10-K.

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

Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.                                 Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.                        Risk Factors

Not applicable.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first three months of 2018, we purchased and retired 92,479 shares of our outstanding common stock at an average purchase price of $2.06 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2017.  At March 31, 2018, we had remaining repurchase authority of 917,098 shares.

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

101

The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017; (ii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 11, 2018	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)