Form 10-Q
period 2018-06-30
DOVER MOTORSPORTS INC
filed 2018-08-02
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,207,160 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Admissions	$2,853	$3,446	$2,853	$3,446
Event-related	4,830	4,634	5,056	4,744
Broadcasting	18,128	17,505	18,128	17,505
Other	1	2	1	2
	25,812	25,587	26,038	25,697

Expenses:
Operating and marketing	14,234	14,100	15,385	15,154
General and administrative	1,799	1,796	3,754	3,816
Depreciation	825	823	1,703	1,644
Costs to remove long-lived assets	—	—	—	286
	16,858	16,719	20,842	20,900

Gain on sale of land	—	—	2,512	—

Operating earnings	8,954	8,868	7,708	4,797

Interest expense, net	(33)	(68)	(73)	(116)
Provision for contingent obligation	(69)	(11)	(136)	(52)
Other income	27	19	31	71

Earnings before income taxes	8,879	8,808	7,530	4,700

Income tax expense	(2,371)	(3,605)	(2,014)	(1,902)

Net earnings	6,508	5,203	5,516	2,798

Change in net actuarial loss and prior service cost, net of income taxes	26	25	53	50

Unrealized gain on equity investments, net of income taxes	—	9	—	6

Comprehensive income	$6,534	$5,237	$5,569	$2,854

Net earnings per common share:
Basic	$0.18	$0.14	$0.15	$0.08
Diluted	$0.18	$0.14	$0.15	$0.08

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$5,257	$1
Accounts receivable	2,177	476
Inventories	19	15
Prepaid expenses and other	921	1,119
Income taxes receivable	—	562
Assets held for sale	—	2,455
Total current assets	8,374	4,628

Property and equipment, net	49,827	51,000
Nashville Superspeedway facility	23,567	23,545
Other assets	1,091	1,107
Total assets	$82,859	$80,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$61
Accrued liabilities	2,822	3,049
Payable to Dover Downs Gaming & Entertainment, Inc.	19	7
Income taxes payable	1,185	—
Contract liabilities	1,700	1,249
Total current liabilities	5,965	4,366

Revolving line of credit	—	3,240
Liability for pension benefits	1,708	2,819
Provision for contingent obligation	2,096	1,960
Deferred income taxes	8,534	8,673
Total liabilities	18,303	21,058

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,207,160 and 18,250,440, respectively	1,821	1,825
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,613	101,844
Accumulated deficit	(37,269)	(42,858)
Accumulated other comprehensive loss	(3,460)	(3,440)
Total stockholders’ equity	64,556	59,222
Total liabilities and stockholders’ equity	$82,859	$80,280

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net earnings	$5,516	$2,798
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,703	1,644
Amortization of credit facility fees	32	32
Stock-based compensation	171	245
Deferred income taxes	(160)	(258)
Provision for contingent obligation	136	52
Losses on equity investments	6	—
Gain on sale of land	(2,512)	—
Changes in assets and liabilities:
Accounts receivable	(1,701)	(14,034)
Inventories	(4)	—
Prepaid expenses and other	182	46
Accounts payable	178	561
Accrued liabilities	(227)	1,139
Payable to Dover Downs Gaming & Entertainment, Inc.	12	26
Income taxes payable/ receivable	1,748	1,449
Contract liabilities	451	897
Liability for pension benefits	(1,038)	(172)
Net cash provided by (used in) operating activities	4,493	(5,575)

Investing activities:
Capital expenditures	(530)	(1,675)
Proceeds from sale of land, net	4,945	—
Purchases of equity investments	(62)	(126)
Proceeds from sale of equity investments	56	121
Net cash provided by (used in) investing activities	4,409	(1,680)

Financing activities:
Borrowings from revolving line of credit	9,400	12,140
Repayments on revolving line of credit	(12,640)	(4,780)
Repurchase of common stock	(406)	(105)
Net cash (used in) provided by financing activities	(3,646)	7,255

Net increase in cash	5,256	—
Cash, beginning of period	1	1
Cash, end of period	$5,257	$1

Supplemental information:
Interest paid	$55	$74
Income tax payments	$427	$712
Change in accounts payable for capital expenditures	$—	$46

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on February 27, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to the seasonal nature of our business.

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

•                  2 NASCAR Cup Series events (May and October);

•                  2 NASCAR XFINITY Series events (May and October);

•                  1 NASCAR Camping World Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

A NASCAR Cup Series event, a NASCAR XFINITY Series event and a NASCAR Camping World Truck Series event were held at Dover International Speedway during the second quarter of 2018 and 2017.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for seven consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2018 event was held on June 14-17, 2018 with approximately 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.  Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At June 30, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $61,483,000 and $59,787,000 as of June 30, 2018 and December 31, 2017, respectively.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written-off in 2015.  We incurred costs of $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statements of earnings for the six months ended June 30, 2017.  As of March 31, 2017, these assets had been removed and no further costs have been incurred.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of June 30, 2018, contract liabilities in our consolidated balance sheets of $1,691,000 and $9,000 relate to 2018 and 2019 events, respectively.  As of December 31, 2017, contract liabilities in our consolidated balances sheets relate to 2018 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $239,000 of total revenues for each of the three and six-month periods ended June 30, 2018 and 2017.

The following table summarizes the liability activity related to contracts with customers for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$5,298	$4,703	$1,249	$1,355
Reductions from beginning balance	(4,000)	(3,464)	(778)	(833)
Additional liabilities recorded during the period	1,648	3,379	5,697	6,727
Reduction of additional liabilities recorded during the period, not from beginning balance	(1,246)	(2,366)	(4,468)	(4,997)
Balance, end of period	$1,700	$2,252	$1,700	$2,252

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $3,684,000 at June 30, 2018.

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

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $469,000 and $605,000, and $592,000 and $592,000 for the three and six-month periods ended June 30, 2018 and 2017, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.  As a result of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, certain expenses previously deferred until an event occurred are now expensed as incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings per common share — basic and diluted:
Net earnings	$6,508	$5,203	$5,516	$2,798
Allocation to nonvested restricted stock awards	104	82	89	44
Net earnings available to common stockholders	$6,404	$5,121	$5,427	$2,754

Weighted-average shares outstanding — basic and diluted	36,160	36,308	36,196	36,307

Net earnings per common share — basic and diluted	$0.18	$0.14	$0.15	$0.08

There were no options outstanding and we paid no dividends during the six months ended June 30, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $66,000 and $171,000, and $59,000 and $245,000 as general and administrative expenses for the three and six-month periods ended June 30, 2018 and 2017, respectively.  We recorded income tax benefits of $18,000 and $46,000, and $24,000 and $119,000 for the three and six-month periods ended June 30, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $13,000 and $25,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of earnings for the three and six-month periods ended June 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact of the new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $73,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018.  See NOTE 6 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of earnings.  See NOTE 7 — Fair Value Measurements.

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

NOTE 4 — Long-Term Debt

At June 30, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At June 30, 2018, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $19,342,000 at June 30, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,053,000 and $1,052,000 as of June 30, 2018 and December 31, 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$115,000	$109,000	$230,000	$218,000
Expected return on plan assets	(170,000)	(164,000)	(340,000)	(327,000)
Recognized net actuarial loss	36,000	42,000	72,000	84,000
	$(19,000)	$(13,000)	$(38,000)	$(25,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings.

We contributed $500,000 and $1,000,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2018, respectively.  While we have no minimum required pension contributions for 2018, we will consider making additional contributions during the remainder of 2018.  We contributed $50,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and six-month periods ended June 30, 2018 and 2017, we recorded expenses of $22,000 and $47,000, and $20,000 and $40,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2018 and 2017, we contributed $0 and $85,000, and $0 and $96,000 to the plan, respectively.  The liability for SERP pension benefits was $43,000 and $81,000 as of June 30, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $30,000 and $66,000, and $29,000 and $62,000 in the three and six-month periods ended June 30, 2018 and 2017, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	73	(73)
Net earnings	—	—	—	5,516	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	171	—	—
Repurchase and retirement of common stock	(19)	—	(387)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $20	—	—	—	—	53
Balance at June 30, 2018	$1,821	$1,851	$101,613	$(37,269)	$(3,460)

As of June 30, 2018 and December 31, 2017, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,390,000 and $2,410,000, respectively	$(3,460,000)	$(3,513,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000	—	73,000
Accumulated other comprehensive loss	$(3,460,000)	$(3,440,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first six months of 2018, we purchased and retired 147,044 shares of our outstanding common stock at an average purchase price of $2.08 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2017.  At June 30, 2018, we had remaining repurchase authority of 862,533 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 stock awards under this plan during each of the six months ended June 30, 2018 and 2017.  As of June 30, 2018, there were 1,440,730 shares available for granting options or stock awards.

During the six months ended June 30, 2018 and 2017, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock at an average purchase price of $2.00 and $2.27 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Equity investments	$1,053,000	$1,053,000	$—	$—

December 31, 2017
Equity investments	$1,052,000	$1,052,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains (losses) recognized during the period on equity investments	$10,000	$(6,000)
Less: net gains recognized during the period on equity investments sold during the period	(5,000)	(13,000)
Unrealized gains (losses) recognized during the period on equity investments still held at period end	$5,000	$(19,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

There were no borrowings outstanding under our credit facility at June 30, 2018.  At December 31, 2017, there was $3,240,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three and six-month periods ended June 30, 2018 and 2017, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $471,000 and $885,000, and $516,000 and $969,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $34,000 and $140,000, and $109,000 and $140,000, respectively, to Gaming for the three and six-month periods ended June 30, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2018 and 2017 spring NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $391,000 and $460,000 during the three and six-month periods ended June 30, 2018 and 2017, respectively.  Additionally, we invoiced Gaming $115,000 and $107,000 during the three and six-month periods ended June 30, 2018 and 2017, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  As of June 30, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $19,000 and $7,000 of payables to Gaming for the aforementioned items.  We settled these items in July and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at June 30, 2018.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2018 and December 31, 2017, $2,246,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $69,000 and $136,000, and $11,000 and $52,000 in the three and six-month periods ended June 30, 2018 and 2017, respectively, and is $2,096,000 at June 30, 2018.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Admissions revenue was $2,853,000 in the second quarter of 2018 as compared to $3,446,000 in the second quarter of 2017.  The $593,000 decrease was related to lower attendance at our 2018 spring NASCAR event weekend at Dover International Speedway.  We believe holding the NASCAR weekend in early May as compared to early June last year at least partially contributed to the decline in attendance.

Event-related revenue was $4,830,000 in the second quarter of 2018 as compared to $4,634,000 in the second quarter of 2017.  The $196,000 increase was primarily due to higher sponsorship revenues from our 2018 spring NASCAR event weekend and higher revenues from the 2018 Firefly Music Festival.

Broadcasting revenue increased to $18,128,000 in the second quarter of 2018 as compared to $17,505,000 in the second quarter of 2017 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $14,234,000 in the second quarter of 2018 as compared to $14,100,000 in the second quarter of 2017.  The increase was related to higher purse and sanction fees for our NASCAR event weekend, partially offset by lower other expenses.

General and administrative expenses remained consistent at $1,799,000 in the second quarter of 2018 as compared to $1,796,000 in the second quarter of 2017.

Depreciation expense remained consistent at $825,000 in the second quarter of 2018 as compared to $823,000 in the second quarter of 2017.

Net interest expense decreased to $33,000 in the second quarter of 2018 from $68,000 in the second quarter of 2017 due to lower average outstanding borrowings, partially offset by slightly higher interest rates.

Our effective income tax rates for the second quarter of 2018 and 2017 were 26.7% and 40.9%, respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Admissions revenue was $2,853,000 in the first six months of 2018 as compared to $3,446,000 in the first six months of 2017.  The $593,000 decrease was related to lower attendance at our 2018 spring NASCAR event weekend at Dover International Speedway.  We believe holding the NASCAR weekend in early May as compared to early June last year at least partially contributed to the decline in attendance.

Event-related revenue was $5,056,000 in the first six months of 2018 as compared to $4,744,000 in the first six months of 2017.  The $312,000 increase was primarily due to higher sponsorship revenues from our 2018 spring NASCAR event weekend, increased facility rentals at our Nashville location, and higher revenues from the 2018 Firefly Music Festival.

Broadcasting revenue increased to $18,128,000 in the first six months of 2018 as compared to $17,505,000 in the first six months of 2017 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $15,385,000 in the first six months of 2018 as compared to $15,154,000 in the first six months of 2017.  The increase was related to higher purse and sanction fees for our NASCAR event weekend, partially offset by lower other expenses.

General and administrative expenses decreased slightly to $3,754,000 in the first six months of 2018 from $3,816,000 in the first six months of 2017.  The decrease was primarily due to lower stock-based compensation in 2018.

Depreciation expense increased to $1,703,000 in the first six months of 2018 from $1,644,000 in the first six months of 2017.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  These assets had been removed as of the end of the first quarter of 2017 and no further costs were incurred.

Gain on sale of land in the first six months of 2018 relates to the sale of approximately 147 acres of land at our Nashville facility.  Proceeds from the sale, net of closing costs, were $4,945,000.

Net interest expense decreased to $73,000 in the first six months of 2018 from $116,000 in the first six months of 2017 due to lower average outstanding borrowings, partially offset by slightly higher interest rates.

Our effective income tax rates for the first six months of 2018 and 2017 were 26.7% and 40.5%, respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $4,493,000 for the first six months of 2018 as compared to net cash used in operating activities $5,575,000 for the first six months of 2017.  The increase was primarily due to the timing of receipt of broadcasting revenue related to our spring NASCAR event weekend.   Broadcasting revenue related to our spring 2018 NASCAR event weekend was received in June 2018.  Broadcasting revenue related to our spring 2017 NASCAR event weekend was received in July 2017.  This increase was partially offset by the timing of payments to vendors as a result of our spring NASCAR event weekend being held a month earlier in 2018 and the amount and timing of invoicing to customers.  Additionally, we contributed $1,000,000 to our defined benefit pension plan in the first six months of 2018 compared to $50,000 in the first six months of 2017.

Net cash provided by investing activities was $4,409,000 for the first six months of 2018 as compared to net cash used in investing activities $1,680,000 for the first six months of 2017.  Capital expenditures of $530,000 in the first six months of 2018 related primarily to improvements at our Dover facility and equipment purchases.  Capital expenditures of $1,675,000 in the first six months of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  On March 2, 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.

Net cash used in financing activities was $3,646,000 for the first six months of 2018 as compared to net cash provided by financing activities of $7,255,000 for the first six months of 2017.  We had net repayments on our outstanding line of credit of $3,240,000 in the first six months of 2018 as compared to net borrowings of $7,360,000 in the first six months of 2017.  During the first six months of 2018, we purchased and retired 147,044 shares of our outstanding common stock for $312,000 from the open market.  Additionally, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock for $94,000 and $105,000 during the first six months of 2018 and 2017, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At June 30, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At June 30, 2018, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $19,342,000 at June 30, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At June 30, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

We promoted three racing events in the first six months of 2018 and we are scheduled to promote three more during the remainder of the year.  We promoted six racing events in 2017 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for seven consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2018 event was held on June 14-17, 2018 with approximately 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.  Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $1,000,000 on capital expenditures during the remainder of 2018.                     We contributed $1,000,000 to our defined benefit pension plans during the first six months of 2018.  While we have no minimum required pension contributions for 2018, we will consider making additional contributions during the remainder of the year.

Contractual Obligations

At June 30, 2018, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Contingent obligation(a)	$2,096,000	$—	$—	$—	$2,096,000
Total contractual cash obligations	$2,096,000	$—	$—	$—	$2,096,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $15,400,000 was outstanding at June 30, 2018.  Annual principal payments range from $1,000,000 in September 2018 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $15,658,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2018 and December 31, 2017, $2,246,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2017, we paid $970,000 into the sales and incremental property tax fund and $1,252,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $69,000 and $136,000, and $11,000 and $52,000 in the three and six-month periods ended June 30, 2018 and 2017, respectively, and is $2,096,000 at June 30, 2018.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the second quarter of 2018, we purchased and retired 54,565 shares of our outstanding common stock at an average purchase price of $2.10 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the second quarter of 2017.  At June 30, 2018, we had remaining repurchase authority of 862,533 shares.

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

101

The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 2, 2018	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)