Form 10-Q
period 2018-09-30
DOVER MOTORSPORTS INC
filed 2018-11-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,142,122 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

AND COMPREHENSIVE (LOSS) INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Admissions	$—	$425	$2,853	$3,871
Event-related	227	995	5,283	5,739
Broadcasting	—	1,319	18,128	18,824
Other	—	1	1	3
	227	2,740	26,265	28,437

Expenses:
Operating and marketing	1,599	3,485	16,984	18,639
General and administrative	1,798	1,774	5,552	5,590
Depreciation	793	863	2,496	2,507
Costs to remove long-lived assets	—	—	—	286
	4,190	6,122	25,032	27,022

(Loss) gain on sale of land	(99)	—	2,413	—

Operating (loss) earnings	(4,062)	(3,382)	3,646	1,415

Interest expense, net	(2)	(34)	(75)	(150)
Benefit (provision) for contingent obligation	4	11	(132)	(41)
Other income	46	9	77	80

(Loss) earnings before income taxes	(4,014)	(3,396)	3,516	1,304

Income tax benefit (expense)	1,315	1,381	(699)	(521)

Net (loss) earnings	(2,699)	(2,015)	2,817	783

Change in net actuarial loss and prior service cost, net of income taxes	28	17	81	67

Unrealized gain on equity investments, net of income taxes	—	11	—	17

Comprehensive (loss) income	$(2,671)	$(1,987)	$2,898	$867

Net (loss) earnings per common share:
Basic	$(0.07)	$(0.06)	$0.08	$0.02
Diluted	$(0.07)	$(0.06)	$0.08	$0.02

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$187	$1
Accounts receivable	733	476
Inventories	19	15
Prepaid expenses and other	5,827	1,119
Income taxes receivable	1,456	562
Assets held for sale	531	2,455
Total current assets	8,753	4,628
Property and equipment, net	48,764	51,000
Nashville Superspeedway facility	23,567	23,545
Other assets	1,108	1,107
Total assets	$82,192	$80,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$61
Accrued liabilities	2,904	3,049
Payable to Dover Downs Gaming & Entertainment, Inc.	6	7
Contract liabilities	4,528	1,249
Total current liabilities	8,176	4,366

Revolving line of credit	600	3,240
Liability for pension benefits	896	2,819
Provision for contingent obligation	2,092	1,960
Deferred income taxes	8,618	8,673
Total liabilities	20,382	21,058

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,142,122 and 18,250,440, respectively	1,814	1,825
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,545	101,844
Accumulated deficit	(39,968)	(42,858)
Accumulated other comprehensive loss	(3,432)	(3,440)
Total stockholders’ equity	61,810	59,222
Total liabilities and stockholders’ equity	$82,192	$80,280

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net earnings	$2,817	$783
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	2,496	2,507
Amortization of credit facility fees	47	48
Stock-based compensation	237	305
Deferred income taxes	(690)	(272)
Provision for contingent obligation	132	41
Gains on equity investments	(15)	—
Gain on sale of land	(2,413)	—
Changes in assets and liabilities:
Accounts receivable	(257)	(2,001)
Inventories	(4)	1
Prepaid expenses and other	(4,731)	(3,302)
Receivable from/payable to Dover Downs Gaming & Entertainment, Inc.	(1)	(34)
Income taxes receivable/payable	(290)	(1,119)
Accounts payable	549	(191)
Accrued liabilities	(145)	379
Contract liabilities	3,279	3,347
Liability for pension benefits	(1,811)	(326)
Net cash (used in) provided by operating activities	(800)	166

Investing activities:
Capital expenditures	(762)	(1,779)
Proceeds from sale of land, net	4,945	—
Purchases of equity investments	(100)	(142)
Proceeds from sale of equity investments	90	134
Net cash provided by (used in) investing activities	4,173	(1,787)

Financing activities:
Borrowings from revolving line of credit	10,200	20,660
Repayments on revolving line of credit	(12,840)	(18,620)
Repurchase of common stock	(547)	(274)
Net cash (used in) provided by financing activities	(3,187)	1,766

Net increase in cash	186	145
Cash, beginning of period	1	1
Cash, end of period	$187	$146

Supplemental information:
Interest paid	$62	$110
Income tax payments	$1,679	$1,912
Change in accounts payable for capital expenditures	$128	$(27)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on February 27, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  As of the date of this filing, our Dover facility promoted the following six events during 2018, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Cup Series events (May and October);

•                  2 NASCAR XFINITY Series events (May and October);

•                  1 NASCAR Camping World Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

A NASCAR Cup Series event, a NASCAR XFINITY Series event and a NASCAR Camping World Truck Series event were held at Dover International Speedway during the second quarter of 2018 and 2017.  Our fall NASCAR event weekend, which consisted of a K&N Pro Series East event, an XFINITY Series event, and a Monster Energy Cup Series event, was held in October 2018 and on September 29 — October 1 in 2017.

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At September 30, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

During September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  The proposed sale would result in a loss of approximately $99,000, which we have reported as loss on sale of land in our consolidated statements of (loss) earnings.  At September 30, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheets.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $62,265,000 and $59,787,000 as of September 30, 2018 and December 31, 2017, respectively.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of September 30, 2018, contract liabilities in our consolidated balance sheets of $4,413,000 and $115,000 relate to 2018 and 2019 events, respectively.  As of December 31, 2017, contract liabilities in our consolidated balances sheets relate to 2018 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $239,000 of total revenues for each of the nine-month periods ended September 30, 2018 and 2017.

The following table summarizes the liability activity related to contracts with customers for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,700	$2,252	$1,249	$1,355
Reductions from beginning balance	—	(225)	(778)	(902)
Additional liabilities recorded during the period	2,828	3,379	8,525	10,106
Reduction of additional liabilities recorded during the period, not from beginning balance	—	(704)	(4,468)	(5,857)
Balance, end of period	$4,528	$4,702	$4,528	$4,702

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $4,600,000 at September 30, 2018.

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

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $539,000 and $1,144,000, and $132,000 and $724,000 for the three and nine-month periods ended September 30, 2018 and 2017, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.  As a result of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, certain expenses previously deferred until an event occurred are now expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) earnings per common share — basic and diluted:
Net (loss) earnings	$(2,699)	$(2,015)	$2,817	$783
Allocation to nonvested restricted stock awards	—	—	45	12
Net (loss) earnings available to common stockholders	$(2,699)	$(2,015)	$2,772	$771

Weighted-average shares outstanding — basic and diluted	36,102	36,282	36,165	36,299

Net (loss) earnings per common share — basic and diluted	$(0.07)	$(0.06)	$0.08	$0.02

There were no options outstanding and we paid no dividends during the nine months ended September 30, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $66,000 and $237,000, and $60,000 and $305,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2018 and 2017, respectively.  We recorded income tax benefits of $18,000 and $64,000, and $24,000 and $143,000 for the three and nine-month periods ended September 30, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General. This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and requires retrospective adoption.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and we do not expect it to have a significant impact on our financial statement disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $4,000 and $29,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of earnings for the three and nine-month periods ended September 30, 2017.

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

NOTE 4 — Long-Term Debt

At September 30, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at September 30, 2018).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At September 30, 2018, there was $600,000 outstanding under the credit facility at an interest rate of 3.51%.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $19,758,000 at September 30, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,079,000 and $1,052,000 as of September 30, 2018 and December 31, 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$116,000	$126,000	$346,000	$344,000
Expected return on plan assets	(179,000)	(159,000)	(519,000)	(486,000)
Recognized net actuarial loss	40,000	29,000	112,000	113,000
	$(23,000)	$(4,000)	$(61,000)	$(29,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings.

We contributed $750,000 and $1,750,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2018, respectively.  While we have no minimum required pension contributions for 2018, we will consider making additional contributions during the remainder of 2018.  We contributed $150,000 and $200,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2017, respectively.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and nine-month periods ended September 30, 2018 and 2017, we recorded expenses of $21,000 and $68,000, and $20,000 and $60,000, respectively, related to the SERP.  During the three and nine-month periods ended September 30, 2018 and 2017, we contributed $0 and $85,000, and $0 and $96,000 to the plan, respectively.  The liability for SERP pension benefits was $64,000 and $81,000 as of September 30, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $35,000 and $101,000, and $34,000 and $96,000 in the three and nine-month periods ended September 30, 2018 and 2017, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	73	(73)
Net earnings	—	—	—	2,817	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	237	—	—
Repurchase and retirement of common stock	(26)	—	(521)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $31	—	—	—	—	81
Balance at September 30, 2018	$1,814	$1,851	$101,545	$(39,968)	$(3,432)

As of September 30, 2018 and December 31, 2017, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,379,000 and $2,410,000, respectively	$(3,432,000)	$(3,513,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000	—	73,000
Accumulated other comprehensive loss	$(3,432,000)	$(3,440,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first nine months of 2018 and 2017, we purchased and retired 212,082 and 78,696 shares of our outstanding common stock at an average purchase price of $2.09 and $2.10 per share, respectively, not including nominal brokerage commissions.  At September 30, 2018, we had remaining repurchase authority of 797,495 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 151,000 stock awards under this plan during each of the nine months ended September 30, 2018 and 2017.  As of September 30, 2018, there were 1,440,730 shares available for granting options or stock awards.

During the nine months ended September 30, 2018 and 2017, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock at an average purchase price of $2.00 and $2.27 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018
Equity investments	$1,079,000	$1,079,000	$—	$—

December 31, 2017
Equity investments	$1,052,000	$1,052,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains recognized during the period on equity investments	$21,000	$15,000
Less: net gains recognized during the period on equity investments sold during the period	(2,000)	(15,000)
Unrealized gains recognized during the period on equity investments still held at period end	$19,000	$—

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At September 30, 2018 and December 31, 2017, there was $600,000 and $3,240,000 outstanding under our revolving credit agreement, respectively.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Long-Term Debt and therefore we believe approximate fair value.

NOTE 8 — Related Party Transactions

During the three and nine-month periods ended September 30, 2018 and 2017, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $440,000 and $1,325,000, and $457,000 and $1,426,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $22,000 and $162,000, and $24,000 and $164,000, respectively, to Gaming for the three and nine-month periods ended September 30, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2018 and 2017 NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $10,000 and $401,000, and $14,000 and $474,000 during the three and nine-month periods ended September 30, 2018 and 2017, respectively.  Additionally, we invoiced Gaming $26,000 and $141,000, and $56,000 and $163,000 during the three and nine-month periods ended September 30, 2018 and 2017, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  As of September 30, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $6,000 and $7,000 of payables to Gaming for the aforementioned items.  We settled these items in October and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at September 30, 2018.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2018 and December 31, 2017, $1,153,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2018, we paid $979,000 into the sales and incremental property tax fund and $1,305,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($4,000) and $132,000, and ($11,000) and $41,000 in the three and nine-month periods ended September 30, 2018 and 2017, respectively, and is $2,092,000 at September 30, 2018.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Our fall NASCAR event weekend, which consists of a K&N Pro Series East event, an XFINITY Series event, and a Monster Energy Cup Series event was held on October 5 — 7 in 2018 and September 29 — October 1 in 2017.  Revenues were higher for the three months ended September 30, 2017 as the NASCAR K&N Pro Series East and XFINITY Series events were held in the third quarter of 2017 and the fourth quarter of 2018.

Operating and marketing expenses were lower in the third quarter of 2018 due to the timing of the fall NASCAR events. This decrease was partially offset by the timing of advertising expenses.

General and administrative expenses remained consistent at $1,798,000 in the third quarter of 2018 as compared to $1,774,000 in the third quarter of 2017.

Depreciation expense decreased to $793,000 in the third quarter of 2018 from $863,000 in the third quarter of 2017.

Loss on sale of land in the third quarter of 2018 relates to the pending sale of a parcel of land we own near St. Louis.

Net interest expense decreased to $2,000 in the third quarter of 2018 from $34,000 in the third quarter of 2017 due to lower average outstanding borrowings, partially offset by higher interest rates.

Our effective income tax rates for the third quarter of 2018 and 2017 were 32.8% and 40.7%, respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 and deductions for additional contributions made to our pension plan in 2018.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

We promoted three NASCAR racing events during the first nine months of 2018 as compared to five NASCAR racing events at our Dover International Speedway facility during the first nine months of 2017.  The fall NASCAR K&N Pro Series East and XFINITY Series events were held in the third quarter of 2017 and the fourth quarter of 2018.

Admissions revenue was $2,853,000 in the first nine months of 2018 as compared to $3,871,000 in the first nine months of 2017.  The $1,018,000 decrease was related to the timing of the fall NASCAR events and lower attendance at our 2018 spring NASCAR event weekend at Dover International Speedway.  We believe holding the spring NASCAR weekend in early May as compared to early June last year at least partially contributed to the decline in attendance.

Event-related revenue was $5,283,000 in the first nine months of 2018 as compared to $5,739,000 in the first nine months of 2017.  The $456,000 decrease was due to the timing of the fall NASCAR events, partially offset by higher sponsorship revenues from our 2018 spring NASCAR event weekend, increased facility rentals at our Nashville location, and higher revenues from the 2018 Firefly Music Festival.

Broadcasting revenue decreased to $18,128,000 in the first nine months of 2018 as compared to $18,824,000 in the first nine months of 2017 due to the timing of the fall NASCAR events, partially offset by contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $16,984,000 in the first nine months of 2018 as compared to $18,639,000 in the first nine months of 2017.  The decrease was related to the timing of the fall NASCAR events, partially offset by higher purse and sanction fees for our spring NASCAR event weekend and the timing of advertising expenses.

General and administrative expenses decreased slightly to $5,552,000 in the first nine months of 2018 from $5,590,000 in the first nine months of 2017.  The decrease was primarily due to lower stock-based compensation in 2018.

Depreciation expense remained consistent at $2,496,000 in the first nine months of 2018 as compared to $2,507,000 in the first nine months of 2017.

Costs to remove long-lived assets related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  These assets had been removed as of the end of the first quarter of 2017 and no further costs were incurred.

Gain on sale of land in the first nine months of 2018 relates to the sale of approximately 147 acres of land at our Nashville facility.  Proceeds from the sale, net of closing costs, were $4,945,000.  This gain was partially offset by a loss on the pending sale of a parcel of land we own near St. Louis in the third quarter of 2018.

Net interest expense decreased to $75,000 in the first nine months of 2018 from $150,000 in the first nine months of 2017 due to lower average outstanding borrowings, partially offset by higher interest rates.

Our effective income tax rates for the first nine months of 2018 and 2017 were 19.9% and 40.0%, respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 and deductions for additional contributions made to our pension plan in 2018.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $800,000 for the first nine months of 2018 as compared to net cash provided by operating activities of $166,000 for the first nine months of 2017.  The change was primarily due to contributions of $1,750,000 to our defined benefit pension plan in the first nine months of 2018 compared to $200,000 in the first nine months of 2017, and the timing of the fall NASCAR K&N Pro Series East and XFINITY Series events.  Partially offsetting this was a decrease in income tax payments in the first nine months of 2018 compared to the first nine months of 2017.

Net cash provided by investing activities was $4,173,000 for the first nine months of 2018 as compared to net cash used in investing activities $1,787,000 for the first nine months of 2017.  Capital expenditures of $762,000 in the first nine months of 2018 related primarily to improvements at our Dover facility and equipment purchases.  Capital expenditures of $1,779,000 in the first nine months of 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  On March 2, 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.

Net cash used in financing activities was $3,187,000 for the first nine months of 2018 as compared to net cash provided by financing activities of $1,766,000 for the first nine months of 2017.  We had net repayments on our outstanding line of credit of $2,640,000 in the first nine months of 2018 as compared to net borrowings of $2,040,000 in the first nine months of 2017.  During the first nine months of 2018 and 2017, respectively, we purchased and retired 212,082 and 78,696 shares of our outstanding common stock for $453,000 and $169,000 from the open market.  Additionally, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock for $94,000 and $105,000 during the first nine months of 2018 and 2017, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At September 30, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio (125 basis points at September 30, 2018).  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At September 30, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  At September 30, 2018, there was $600,000 outstanding under the credit facility at an interest rate of 3.51%.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $19,758,000 at September 30, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes are estimated to be approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At September 30, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

During September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  The proposed sale would result in a loss of approximately $99,000, which we have reported as loss on sale of land in our consolidated statements of (loss) earnings.  At September 30, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheets.

As of the date of this filing, we promoted six racing events in 2018 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We also promoted the same six racing events in 2017.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  On October 24, 2018, our Board of Directors declared an annual cash dividend on both classes of common stock of $.08 per share to be paid on December 10, 2018.  Based on current business conditions, we expect to spend approximately $400,000 on capital expenditures during the remainder of 2018.  We contributed $1,750,000 to our defined benefit pension plans during the first nine months of 2018.

Contractual Obligations

At September 30, 2018, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit	$600,000	$—	$600,000	$—	$—
Estimated interest payments on revolving line of credit(a)	35,000	5,000	30,000	—	—
Contingent obligation(b)	2,092,000	—	—	—	2,092,000
Total contractual cash obligations	$2,727,000	$5,000	$630,000	$—	$2,092,000

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2018 and current interest rates.

(b) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at September 30, 2018.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2018 and December 31, 2017, $1,153,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During the first nine months of 2018, we paid $979,000 into the sales and incremental property tax fund and $1,305,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation (decreased) increased by ($4,000) and $132,000, and ($11,000) and $41,000 in the three and nine-month periods ended September 30, 2018 and 2017, respectively, and is $2,092,000 at September 30, 2018.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Based on their evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the third quarter of 2018 and 2017, we purchased and retired 65,038 and 78,696 shares of our outstanding common stock at an average purchase price of $2.12 and $2.10 per share, respectively, not including nominal brokerage commissions.  At September 30, 2018, we had remaining repurchase authority of 797,495 shares.

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

101

The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 6, 2018	Dover Motorsports, Inc.
Registrant

	/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

	/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)