Form 10-K
period 2018-12-31
DOVER MOTORSPORTS INC
filed 2019-03-01
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $34,692,404 as of June 30, 2018 (the last day of our most recently completed second quarter).

As of February 20, 2019, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock - 18,139,819 shares    Class A Common Stock - 18,509,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 24, 2019 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                 Business

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2018, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 Monster Energy NASCAR Cup Series events (May and October);

•                  2 NASCAR XFINITY Series events (May and October);

•                  1 NASCAR Camping World Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

In 2019, we celebrate our 50th anniversary of NASCAR racing and we are scheduled to once again promote these six events at Dover International Speedway, together with many special fan amenities to mark this historic milestone.  Total revenues from these events were approximately 96%, 96% and 97% of total revenues in 2018, 2017 and 2016, respectively.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for seven consecutive years and it is scheduled to return on June 21-23, 2019.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2018 event was held on June 14-17, 2018 with approximately 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes were approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At December 31, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

In September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  The sale closed in January 2019 with proceeds, less closing costs, of $531,000.  As a result, we recorded a loss of $99,000 on sale of land in our consolidated statements of earnings for 2018.  At December 31, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheets.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 50 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually.  Two races are in the Monster Energy NASCAR Cup Series professional stock car racing circuit, two races are in the NASCAR XFINITY Series racing circuit, one race is in the NASCAR Camping World Truck Series racing circuit and one race is in the NASCAR K&N Pro Series East racing circuit.  Prior to 2017, the NASCAR Cup Series was sponsored by Sprint.

Each of the NASCAR XFINITY Series events, the Camping World Truck Series event and the K&N Pro Series East event at Dover International Speedway are conducted on the days before a Monster Energy NASCAR Cup Series event.  Dover International Speedway is one of only eight speedways in North America that presents two Monster Energy NASCAR Cup Series events and two NASCAR XFINITY Series events each year.  Additionally, it is one of only nine tracks to host three major NASCAR events at one facility on the same weekend.  The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last Monster Energy NASCAR Cup Series events in the Maryland to Maine region each year.  Our fall event was the fourth of ten races in the “Monster Energy NASCAR Cup Series Playoff,” an elimination format which determines the NASCAR Cup Series champion for the racing season.  Starting in 2018, the XFINITY Series and the Camping World Truck Series also moved to a playoff format.  Our fall XFINITY Series event was the third of seven races in the “NASCAR XFINITY Series Playoff.”

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent grandstand seating capacity of approximately 85,000.  Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track.  The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts Monster Energy NASCAR Cup Series events.  The superspeedway facility also features the Monster Bridge®.  The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities.  The Monster Bridge is the only one of its kind in the motorsports industry.

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

Dover International Speedway, Inc. has entered into two sanction agreements with NASCAR pursuant to which it will organize and promote two Monster Energy NASCAR Cup Series events in 2016 through 2020.  Our business is substantially dependent on these two agreements.

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

Employees

As of December 31, 2018, we had approximately 47 full-time employees and 7 part-time employees.  We engage temporary personnel to assist during our motorsports racing season.  We believe that we enjoy a good relationship with our employees.

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

Our Relationships With And The Success Of NASCAR Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of NASCAR and our ability to secure favorable contracts with and maintain a good working relationship with them.  NASCAR issues and awards sanctioned events and their issuance depends, in large part, on maintaining good working relationships with NASCAR.  By awarding a sanctioned event or a series of sanctioned events, NASCAR does not warrant, nor are they responsible for, the financial success of any sanctioned event.  Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues.

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

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements have yielded us significant cash flow.  In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 Monster Energy NASCAR Cup Series races, 14 NASCAR XFINITY Series events and the entire NASCAR Camping World Truck Series season.  Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 Monster Energy NASCAR Cup Series races, 19 NASCAR XFINITY Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at December 31, 2018.  Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2018 and 2017, $1,052,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference.  We are exposed to fluctuations in interest rates for these bonds.  In the event we were unable to make the payments, they would be made under a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We would be responsible to reimburse the banks for any drawings made under the letter of credit.  Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $424,000, $158,000 and $75,000 in 2018, 2017 and 2016, respectively, and is $2,384,000 at December 31, 2018.  See NOTE 1 — Business Operations and NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends.  We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware.  For 2019, three NASCAR racing events are scheduled to be held in the second quarter and three in the fourth quarter.  For 2018, three NASCAR racing events were held in the second quarter and three in the fourth quarter.  For 2017, three NASCAR racing events were held in the second quarter, two in the third quarter and one in the fourth quarter.  In 2016, three NASCAR racing events were held in the second quarter, one in the third quarter and two in the fourth quarter.  As a result, quarterly earnings will vary.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2018, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,250 acres of land we own in Wilson County and Rutherford County, Tennessee.  The facility is approximately 35 miles from downtown Nashville.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 20, 2019, there were 18,139,819 shares of common stock and 18,509,975 shares of Class A common stock outstanding.  There were 725 holders of record for common stock and 11 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2018 and 2017 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2018	$2.22	$1.85	$0.08
September 30, 2018	$2.25	$1.95	None
June 30, 2018	$2.30	$1.90	None
March 31, 2018	$2.20	$1.80	None

December 31, 2017	$2.23	$1.81	$0.08
September 30, 2017	$2.35	$1.95	None
June 30, 2017	$2.45	$1.80	None
March 31, 2017	$2.45	$2.00	None

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the fourth quarter of 2018, we purchased and retired 96,846 shares of our outstanding common stock at an average purchase price of $2.06 per share, not including nominal brokerage commissions.  At December 31, 2018, we had remaining repurchase authority of 700,649 shares.

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

Revenues pertaining to specific events are deferred until the event is held.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $685,000, $612,000 and $400,000 of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.  The cost of advertising is expensed as incurred.  As a result of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, certain expenses previously deferred until an event occurred are now expensed as incurred.

Our operating results reflect a decrease in admissions revenue.  Management believes that our admissions revenue may continue to be negatively impacted if consumer and corporate spending continues to be impacted by high food and health-care costs, difficult housing and credit markets, increasing interest rates, and other economic factors that can adversely impact recreational and entertainment spending. The strength and duration of recovery in the United States economy remains uncertain.  Changes in governmental taxing, regulatory, spending and other policies could also significantly impact consumer spending, economic recovery and our future results.

Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under NASCAR’s television broadcasting rights agreements.  As discussed further below in “Liquidity and Capital Resources,” NASCAR is operating under an expanded multi-year, multi-platform broadcasting rights agreement through the year 2024.  Management believes the attractive demographics surrounding motorsports continue to provide opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Admissions revenue was $5,694,000 in 2018 as compared to $6,657,000 in 2017.  The $963,000 decrease was related to lower attendance at our 2018 NASCAR event weekends at Dover International Speedway.  We believe holding the spring NASCAR weekend in early May as compared to early June last year at least partially contributed to the decline in attendance.

Event-related revenue was $8,410,000 in 2018 as compared to $8,303,000 in 2017.  The $107,000 increase was due to higher sponsorship revenues from our NASCAR event weekends and higher revenues from the 2018 Firefly Music Festival.  Partially offsetting these increases were decreases in hospitality and concessions revenue at our NASCAR event weekends.

Broadcasting revenue increased to $32,905,000 in 2018 as compared to $31,775,000 in 2017 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $29,277,000 in 2018 as compared to $28,764,000 in 2017.  The increase was due to higher purse and sanction fees for our NASCAR event weekends.

General and administrative expenses decreased slightly to $7,310,000 in 2018 from $7,347,000 in 2017.

Depreciation expense decreased to $3,285,000 in 2018 from $3,566,000 in 2017.  The 2017 expense included $186,000 of accelerated depreciation as a result of the decision to not complete certain improvements at our Dover facility.

Costs to remove long-lived assets in 2017 related to costs associated with the removal and disposal of grandstand seating at our Dover facility.  These assets had been removed as of the end of the first quarter of 2017 and no further costs were incurred.

Gain on sale of land in 2018 relates to the sale of approximately 147 acres of land at our Nashville facility.  Proceeds from the sale, net of closing costs, were $4,945,000.  This gain was partially offset by a $99,000 loss on the sale of a parcel of land we own near St. Louis.

Net interest expense decreased to $62,000 in 2018 from $169,000 in 2017 due to lower average outstanding borrowings, partially offset by higher interest rates.

Provision for contingent obligation increased to $424,000 in 2018 from $158,000 in 2017 as a result of lower estimated property taxes.

Other expense of $4,000 in 2018 primarily represents losses on equity investments of $90,000 partially offset by pension benefits of $85,000.  Other income of $85,000 in 2017 represents gains on available-for-sale securities of $52,000 and pension benefits of $33,000.

Earnings before income taxes were $9,067,000 in 2018 as compared to $6,537,000 in 2017.  Excluding the gain on sale of land in 2018, our adjusted earnings before income taxes were $6,654,000 in 2018 as compared to $6,537,000 in 2017.

	2018	2017
Earnings before income taxes	$9,067,000	$6,537,000
Gain on sale of land	(2,413,000)	—
Adjusted earnings before income taxes	$6,654,000	$6,537,000

Our effective income tax rates for 2018 and 2017 were 24.0% and (28.9%), respectively.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 and deductions for additional contributions made to our pension plan in 2018.  The 2017 rate was impacted by the passage of the Tax Cuts and Jobs Act in December which required us to revalue our net deferred federal tax liabilities at December 31, 2017.

Net earnings were $6,889,000 in 2018 as compared to $8,426,000 in 2017.  Excluding the gain on sale of land in 2018, and the impact of the Tax Cuts and Jobs Act in 2017, our adjusted net earnings were $4,981,000 in 2018 as compared to $3,895,000 in 2017.

	2018	2017
Net earnings	$6,889,000	$8,426,000
Gain on sale of land	(1,908,000)	—
Impact of the Tax Cuts and Jobs Act	—	(4,531,000)
Adjusted net earnings	$4,981,000	$3,895,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings before income taxes is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land.  Non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land and the impact of the Tax Cuts and Jobs Act.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings which is determined in accordance with GAAP.

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

General and administrative expenses decreased slightly to $7,347,000 in 2017 from $7,433,000 in 2016.

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

Provision for contingent obligation increased to $158,000 in 2017 from $75,000 in 2016 as a result of a lower discount rate.

Other income of $85,000 in 2017 represents gains on available-for-sale securities of $52,000 and pension benefits of $33,000.  Other income of $57,000 in 2016 primarily represents pension benefits of $34,000 and gains on available-for-sale securities of $16,000.

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

Net cash provided by operating activities was $6,951,000 in 2018 as compared to $5,833,000 in 2017.  The increase was primarily due to lower income tax payments in 2018 compared to 2017.  Partially offsetting this was an increase in contributions to our defined benefit pension plan which were $1,750,000 and $1,216,000 in 2018 and 2017, respectively.

Net cash provided by investing activities was $3,919,000 in 2018 as compared to net cash used in investing activities of $1,908,000 in 2017.  Capital expenditures of $992,000 in 2018 related primarily to improvements at our Dover facility and equipment purchases.  Capital expenditures of $1,877,000 in 2017 related primarily to the installation of SAFER barriers, equipment purchases, and improvements at our Dover facility.  On March 2, 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.

Net cash used in financing activities was $6,920,000 in 2018 as compared to $3,925,000 in 2017.  We had net repayments on our outstanding line of credit of $3,240,000 in 2018 as compared to $600,000 in 2017.  We paid $2,930,000 and $2,944,000 in cash dividends during 2018 and 2017, respectively.  During 2018 and 2017, respectively, we purchased and retired 308,928 and 130,741 shares of our outstanding common stock for $656,000 and $276,000 from the open market.  Additionally, we purchased and retired 47,236 and 46,179 shares of our outstanding common stock for $94,000 and $105,000 during 2018 and 2017, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At December 31, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At December 31, 2018, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,358,000 at December 31, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.             On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes were approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At December 31, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

In September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  The sale closed in January 2019 with proceeds, less closing costs, of $531,000.  As a result, we recorded a loss of $99,000 on sale of land in our consolidated statements of earnings for 2018.  At December 31, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheets.

We promoted six racing events in 2018 and 2017 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

NASCAR is operating under a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 Monster Energy NASCAR Cup Series races, 14 XFINITY Series races and the entire Camping World Truck Series (along with practice and qualifying) from 2015 through 2024. The agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 Monster Energy NASCAR Cup Series races which started in 2013.

NASCAR also operates under a ten-year comprehensive agreement with NBC Sports Group granting NBCUniversal (“NBC”) exclusive rights to 20 Monster Energy NASCAR Cup Series races, 19 NASCAR XFINITY Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Further, NBC has been granted Spanish-language rights, certain video-on-demand rights and exclusive ‘TV Everywhere’ rights for its Monster Energy NASCAR Cup Series and NASCAR XFINITY Series events.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for seven consecutive years and it is scheduled to return on June 21-23, 2019.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2018 event was held on June 14-17, 2018 with approximately 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.  Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $5,000,000 - $6,000,000 on capital expenditures during 2019.  We have no minimum required pension contributions for 2019, but will consider making additional contributions.

Contractual Obligations

At December 31, 2018, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2019	2020 – 2021	2022 – 2023	Thereafter
Contingent obligation(a)	$2,384,000	$—	$—	$—	$2,384,000
Total contractual cash obligations	$2,384,000	$—	$—	$—	$2,384,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at December 31, 2018.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2018 and 2017, $1,052,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $424,000, $158,000 and $75,000 in 2018, 2017 and 2016, respectively, and is $2,384,000 at December 31, 2018.  See NOTE 11 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2018, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $7,005,000, which decreased by $1,286,000 in 2018.  These state net operating losses are related to our Midwest facilities that have not produced taxable income.  Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.  We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Based on their evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2019.

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

Executive Officers of the Registrant.  As of December 31, 2018, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	72	11/79 to date

Michael A. Tatoian	Executive Vice President and Chief Operating Officer	58	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	52	04/08 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel and Secretary	59	07/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	60	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board for 19 years and prior to that served as Vice Chairman of the Board.  Mr. Tippie also serves as Chairman of the Board to Gaming as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 39 years.  Mr. McGlynn also serves as President and Chief Executive Officer to Gaming.

Michael A. Tatoian joined us as Executive Vice President in January 2007.  Mr. Tatoian has more than 30 years of experience in professional sports ownership, management and operations.  He served as Chief Executive Officer and Managing Partner of Victory Sports Group, LLC, where he oversaw the development and management of professional sports organizations, including minor league baseball, minor league hockey and a NASCAR Nationwide Series team.  Mr. Tatoian also served as Chief Operating Officer of United Sports Ventures, Inc., an umbrella sports company that owned and operated eight minor league teams.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2019.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2019.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 8 — Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2018 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,440,730

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,440,730

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2019.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2019.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 25.

	(2)	Financial Statement Schedules — None.

	(3)	Exhibits:

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

101

The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 1, 2019	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Denis McGlynn

/s/ Timothy R. Horne	Sr. Vice President — Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2019
Timothy R. Horne

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 1, 2019
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman of the Audit Committee	March 1, 2019
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 1, 2019
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 1, 2019
R. Randall Rollins

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 1, 2019
Denis McGlynn

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Dover Motorsports, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Philadelphia, Pennsylvania

March 1, 2019

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2018	2017	2016
Revenues:
Admissions	$5,694	$6,657	$6,937
Event-related	8,410	8,303	8,264
Broadcasting	32,905	31,775	30,658
Other	7	7	14
	47,016	46,742	45,873
Expenses:
Operating and marketing	29,277	28,764	28,197
General and administrative	7,310	7,347	7,433
Depreciation	3,285	3,566	3,433
Costs to remove long-lived assets	—	286	203
	39,872	39,963	39,266

Gain on sale of land	2,413	—	—

Operating earnings	9,557	6,779	6,607

Interest expense, net	(62)	(169)	(199)
Provision for contingent obligation	(424)	(158)	(75)
Other (expense) income	(4)	85	57

Earnings before income taxes	9,067	6,537	6,390

Income tax (expense) benefit	(2,178)	1,889	(2,589)

Net earnings	6,889	8,426	3,801

Change in pension net actuarial loss and prior service cost, net of income taxes	155	(70)	(279)

Unrealized gains on equity investments, net of income taxes	—	22	8

Comprehensive income	$7,044	$8,378	$3,530

Net earnings per common share (Note 2):
Basic	$0.19	$0.23	$0.10
Diluted	$0.19	$0.23	$0.10

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$3,951	$1
Accounts receivable	676	476
Inventories	21	15
Prepaid expenses and other	1,055	1,119
Income taxes receivable	—	562
Assets held for sale	531	2,455
Total current assets	6,234	4,628

Property and equipment, net	48,137	51,000
Nashville Superspeedway facility	23,567	23,545
Other assets	1,015	1,107
Total assets	$78,953	$80,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$61
Accrued liabilities	3,083	3,049
Payable to Dover Downs Gaming & Entertainment, Inc.	9	7
Income taxes payable	118	—
Contract liabilities	1,140	1,249
Total current liabilities	4,537	4,366

Revolving line of credit	—	3,240
Liability for pension benefits	773	2,819
Provision for contingent obligation	2,384	1,960
Deferred income taxes	8,371	8,673
Total liabilities	16,065	21,058

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,045,276 and 18,250,440, respectively	1,805	1,825
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,416	101,844
Accumulated deficit	(38,826)	(42,858)
Accumulated other comprehensive loss	(3,358)	(3,440)
Total stockholders’ equity	62,888	59,222
Total liabilities and stockholders’ equity	$78,953	$80,280

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net earnings	$6,889	$8,426	$3,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,285	3,566	3,433
Amortization of credit facility fees	63	65	87
Stock-based compensation	302	364	284
Deferred income taxes	(966)	(4,286)	(661)
Provision for contingent obligation	424	158	75
Losses on equity investments	90	—	—
Gain on sale of land	(2,413)	—	—
Excess tax benefits from stock-based compensation	—	—	(27)
Changes in assets and liabilities:
Accounts receivable	(200)	(57)	(246)
Inventories	(6)	2	55
Prepaid expenses and other	37	(97)	(44)
Accounts payable	66	(252)	176
Accrued liabilities	38	(3)	(442)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc.	2	—	51
Income taxes payable/receivable	1,284	(699)	223
Contract liabilities	(109)	(106)	77
Liability for pension benefits	(1,835)	(1,248)	(32)
Net cash provided by operating activities	6,951	5,833	6,810

Investing activities:
Capital expenditures	(992)	(1,877)	(2,580)
Proceeds from sale of land, net	4,945	—	—
Purchases of equity investments	(124)	(176)	(293)
Proceeds from sale of equity investments	90	145	203
Net cash provided by (used in) investing activities	3,919	(1,908)	(2,670)

Financing activities:
Borrowings from revolving line of credit	12,260	25,680	28,820
Repayments on revolving line of credit	(15,500)	(26,280)	(30,880)
Dividends paid	(2,930)	(2,944)	(1,840)
Repurchase of common stock	(750)	(381)	(189)
Excess tax benefits from stock-based compensation	—	—	27
Credit facility fees	—	—	(78)
Net cash used in financing activities	(6,920)	(3,925)	(4,140)

Net increase in cash	3,950	—	—
Cash, beginning of year	1	1	1
Cash, end of year	$3,951	$1	$1

Supplemental information:
Interest paid	$72	$368	$367
Income tax payments	$1,861	$3,097	$3,025
Change in accounts payable for capital expenditures	$60	$(34)	$34

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  Our Dover facility promoted the following six events during 2018, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 Monster Energy NASCAR Cup Series events (May and October);

•                  2 NASCAR XFINITY Series events (May and October);

•                  1 NASCAR Camping World Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

In 2019, we celebrate our 50th anniversary of NASCAR racing and we are scheduled to once again promote these six events at Dover International Speedway, together with many special fan amenities to mark this historic milestone.  Total revenues from these events were approximately 96%, 96% and 97% of total revenues in 2018, 2017 and 2016, respectively.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for seven consecutive years and it is scheduled to return on June 21-23, 2019.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2018 event was held on June 14-17, 2018 with approximately 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.    On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes were approximately $4,150,000.  On September 1, 2017, we also awarded to the purchaser a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  On February 9, 2018, we amended the option agreement to extend its term and to add additional acreage to the option.  The option is for three years beginning March 1, 2018.  An additional 86.45 acres were added to the option at a purchase price of $66,685 per acre and an additional 50.51 acres were added at a purchase price of $35,000 per acre.  The option may only be exercised for all of the 224.99 acres at one time for a total purchase price of $12,374,000.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of over 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At December 31, 2018, $23,567,000 was reported as long term assets in our consolidated balance sheets.  At December 31, 2017, $2,455,000 representing 147 acres of the total Nashville Superspeedway property was reported as assets held for sale and $23,545,000 was reported as long term assets in our consolidated balance sheets.

NOTE 2 — Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are reported at fair-value in other assets in our consolidated balance sheets.  Prior to 2018, changes in fair value were reported in other comprehensive (loss) income.  Upon adopting Accounting Standards Update (“ASU”) No. 2016-01 on January 1, 2018, changes in fair value are reported in other income.  See NOTE 7 — Pension Plans, NOTE 8 — Stockholders’ Equity and NOTE 9 — Fair Value Measurements for further discussion.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  As of December 31, 2018, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $7,005,000, which decreased by $1,286,000 in 2018.  These state net operating losses are related to our Midwest facilities that have not produced taxable income and no longer host events. As such, the valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of December 31, 2018, contract liabilities in our consolidated balance sheets relate to 2019 events.  As of December 31, 2017, contract liabilities in our consolidated balances sheets related to 2018 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $685,000, $612,000 and $400,000 of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the liability activity related to contracts with customers for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of period	$1,249	$1,355
Reductions from beginning balance	(1,249)	(1,355)
Additional liabilities recorded during the period	9,941	11,650
Reduction of additional liabilities recorded during the period, not from beginning balance	(8,801)	(10,401)
Balance, end of period	$1,140	$1,249

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2019 and beyond of approximately $4,600,000 at December 31, 2018.

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

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $1,205,000, $1,195,000 and $1,202,000 in 2018, 2017 and 2016, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.  As a result of adopting Financial Accounting Standards Board (“FASB”) ASU No. 2014-09, Revenue from Contracts with Customers, certain expenses previously deferred until an event occurred are now expensed as incurred.

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

	2018	2017	2016
Net earnings per common share — basic and diluted:
Net earnings	$6,889	$8,426	$3,801
Allocation to nonvested restricted stock awards	(111)	(133)	(61)
Net earnings available to common stockholders	$6,778	$8,293	$3,740

Weighted-average shares outstanding	36,130	36,275	36,232

Net earnings per common share — basic and diluted	$0.19	$0.23	$0.10

There were no options outstanding during 2018, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $302,000, $364,000 and $284,000 as general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively.  We recorded income tax benefits of $83,000, $167,000 and $115,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $33,000 and $34,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of earnings for the years ended December 31, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We anticipate adopting this standard in the first quarter of 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact of the new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $73,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018.  See NOTE 8 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of earnings.  See NOTE 9 — Fair Value Measurements.

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

NOTE 3 — Property and Equipment

Property and equipment consists of the following as of December 31:

	2018	2017
Land	$15,286,000	$15,916,000
Facilities	86,725,000	86,282,000
Furniture, fixtures and equipment	8,893,000	8,490,000
Construction in progress	275,000	99,000
	111,179,000	110,787,000
Less accumulated depreciation	(63,042,000)	(59,787,000)
	$48,137,000	$51,000,000

In September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  The sale closed in January 2019 with proceeds, less closing costs, of $531,000.  As a result, we recorded a loss of $99,000 on sale of land in our consolidated statements of earnings for 2018.  At December 31, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheets.

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

NOTE 4 — Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2018	2017
Payroll and related items	$383,000	$370,000
Real estate taxes	962,000	972,000
Pension	1,146,000	1,150,000
Other	592,000	557,000
	$3,083,000	$3,049,000

NOTE 5 — Long-Term Debt

At December 31, 2018, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between

125 and 175 basis points depending on the leverage ratio.  At December 31, 2018, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At December 31, 2018, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,358,000 at December 31, 2018.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 6 — Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$(2,461,000)	$(1,835,000)	$(2,456,000)
State	(683,000)	(562,000)	(794,000)
	(3,144,000)	(2,397,000)	(3,250,000)
Deferred:
Federal	929,000	4,353,000	520,000
State	37,000	(67,000)	141,000
	966,000	4,286,000	661,000
Total income tax (expense) benefit	$(2,178,000)	$1,889,000	$(2,589,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2018	2017	2016
Federal tax at statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	19.8%	8.8%	36.0%
Valuation allowance	(14.2)%	(2.5)%	(29.2)%
Tax Cuts and Jobs Act	—	(69.3)%	—
Other	(2.6)%	(0.9)%	(1.3)%
Effective income tax rate	24.0%	(28.9)%	40.5%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2018	2017
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,524,000	$1,906,000
Net operating loss carry-forwards	7,602,000	8,928,000
Total deferred income tax assets	9,126,000	10,834,000
Valuation allowance	(7,005,000)	(8,291,000)
Net deferred income tax assets	2,121,000	2,543,000

Deferred income tax liabilities:
Depreciation	(10,492,000)	(11,216,000)
Total deferred income tax liabilities	(10,492,000)	(11,216,000)
Net deferred income tax liability	$(8,371,000)	$(8,673,000)

Amounts recognized in the consolidated balance sheets:
Noncurrent deferred income tax liabilities	$(8,371,000)	$(8,673,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2032).  At December 31, 2018, we have available state net operating loss carryforwards of $137,913,000.  Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, decreased in 2018, 2017 and 2016 by $1,286,000, $163,000 and $1,872,000, respectively.

The passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018 requiring us to revalue our net deferred federal tax liabilities at December 31, 2017.  This resulted in a $4,531,000 decrease in our net deferred income tax liabilities, with a corresponding deferred income tax benefit.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2018, 2017 or 2016.  As of December 31, 2018 and 2017, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business.  We have identified the U.S. federal and state of Delaware as our major tax jurisdictions.  As of December 31, 2018, tax years after 2014 remain open to examination for federal and Delaware income tax purposes.

NOTE 7 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $995,000 and $1,052,000 as of December 31, 2018 and 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 9 — Fair Value Measurements).

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$14,268,000	$13,265,000
Interest cost	463,000	468,000
Actuarial (gain) loss	(976,000)	914,000
Benefits paid	(396,000)	(379,000)
Benefit obligation at end of year	13,359,000	14,268,000

Change in plan assets:
Fair value of plan assets at beginning of year	10,299,000	8,166,000
Actual (loss) gain on plan assets	(216,000)	1,293,000
Employer contribution	1,750,000	1,216,000
Benefits paid	(396,000)	(379,000)
Other	3,000	3,000
Fair value of plan assets at end of year	11,440,000	10,299,000

Unfunded status	$(1,919,000)	$(3,969,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2018	2017
Accrued liabilities	$(1,146,000)	$(1,150,000)
Liability for pension benefits	(773,000)	(2,819,000)
	$(1,919,000)	$(3,969,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit at December 31 are as follows:

	2018	2017
Net actuarial loss, pre-tax	$5,708,000	$5,923,000

The components of net periodic pension benefit for our defined benefit pension plans for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Interest cost	$463,000	$468,000	$462,000
Expected return on plan assets	(699,000)	(644,000)	(622,000)
Recognized net actuarial loss	151,000	143,000	126,000
	$(85,000)	$(33,000)	$(34,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings.

For the year ending December 31, 2019, we expect to recognize the following amount as a component of net periodic benefit which is included in accumulated other comprehensive loss as of December 31, 2018:

Actuarial loss	$145,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2018, 2017 and 2016, and the actuarial value of the benefit obligation at December 31, 2018 and 2017 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2018	2017	2016	2018	2017
Weighted-average discount rate	3.8%	4.2%	4.4%	4.4%	3.8%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	6.5%	8.0%	8.0%	n/a	n/a

We use the spot rate approach to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.

For 2018, we assumed a long-term rate of return on plan assets of 6.5%.  In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2017 pension liability, we used the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and the MP-2017 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2017.  For 2018, we adopted the updated MP-2018 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2018.

Historically, our investment goals were to achieve a combination of moderate growth of capital and income with moderate risk.  Acceptable investment vehicles included mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities.  Our target allocations for plan assets were 60% equities and 40% fixed income.  Of the equity portion, 50% were invested in passively managed securities using ETFs and the other 50% were invested in actively managed investment vehicles.  We addressed diversification by investing in mutual funds and ETFs which held large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources).  A sufficient percentage of investments were readily marketable in order to be sold to fund benefit payment obligations as they became payable.  Beginning in 2018, our investment strategy changed to a liability driven investment policy.  Our asset management decisions are largely determined by the sum of current and future liabilities of our pension plan.  Our liability driven investment strategies involve hedging, in whole or in part, the plan’s exposure to changes in interest rates and inflation.  Our liability driven investments consist of exchange traded mutual funds that may have underlying investments in hedge funds that are comprised of bonds, swaps and other derivatives that over time seeks to achieve a return that matches or exceeds the growth in projected pension plan liabilities and duration.  Our target allocations for plan assets are 25% equities and 75% liability hedges.

The fair values of our pension assets as of December 31, 2018 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$770,000	$770,000	$—	$—
Equity-mid cap	374,000	374,000	—	—
Equity-small cap	453,000	453,000	—	—
Equity-international	560,000	560,000	—	—
Fixed income	8,798,000	8,798,000	—	—
Money market	485,000	485,000	—	—
Total mutual funds/ETFs	$11,440,000	$11,440,000	$—	$—

The fair values of our pension assets as of December 31, 2017 by asset category are as follows (refer to NOTE 9 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$2,623,000	$2,623,000	$—	$—
Equity-mid cap	1,022,000	1,022,000	—	—
Equity-small cap	1,200,000	1,200,000	—	—
Equity-international	1,651,000	1,651,000	—	—
Fixed income	2,520,000	2,520,000	—	—
Money market	1,283,000	1,283,000	—	—
Total mutual funds/ETFs	$10,299,000	$10,299,000	$—	$—

We have no minimum required pension contributions for 2019, but will consider making additional contributions.

Estimated future benefit payments are as follows:

2019	$1,637,000
2020	$557,000
2021	$563,000
2022	$568,000
2023	$627,000
2024-2028	$3,339,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2018, 2017 and 2016, we recorded expenses of $112,000, $80,000 and $96,000, respectively, related to the SERP.  During 2018, 2017 and 2016, we contributed $85,000, $96,000 and $81,000 to the plan, respectively.  The liability for SERP pension benefits was $108,000 and $81,000 as of December 31, 2018 and 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $129,000, $123,000 and $128,000 in 2018, 2017 and 2016, respectively.

NOTE 8 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$1,822	$1,851	$101,742	$(50,301)	$(3,121)
Net earnings	—	—	—	3,801	—
Dividends paid, $0.05 per share	—	—	—	(1,840)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	284	—	—
Repurchase and retirement of common stock	(8)	—	(181)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $6	—	—	—	—	8
Change in net actuarial loss and prior service cost, net of income tax benefit of $191	—	—	—	—	(279)
Excess tax benefit on restricted stock	—	—	27	—	—
Balance at December 31, 2016	1,828	1,851	101,858	(48,340)	(3,392)
Net earnings	—	—	—	8,426	—
Dividends paid, $0.08 per share	—	—	—	(2,944)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	364	—	—
Repurchase and retirement of common stock	(18)	—	(363)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $15	—	—	—	—	22
Change in net actuarial loss and prior service cost, net of income tax benefit of $48	—	—	—	—	(70)
Balance at December 31, 2017	1,825	1,851	101,844	(42,858)	(3,440)
Adoption of ASU 2016-01 (see NOTE 2)	—	—	—	73	(73)
Net earnings	—	—	—	6,889	—
Dividends paid, $0.08 per share	—	—	—	(2,930)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	302	—	—
Repurchase and retirement of common stock	(35)	—	(715)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $60	—	—	—	—	155
Balance at December 31, 2018	$1,805	$1,851	$101,416	$(38,826)	$(3,358)

As of December 31, 2018 and 2017, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2018	2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,350,000 and $2,410,000, respectively	$(3,358,000)	$(3,513,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000	—	73,000
Accumulated other comprehensive loss	$(3,358,000)	$(3,440,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the years ended December 31, 2018, 2017 and 2016, we purchased and retired 308,928, 130,741 and 37,813 shares of our outstanding common stock at an average purchase price of $2.08, $2.07 and $2.22 per share, respectively, not including nominal brokerage commissions.  At December 31, 2018, we had remaining repurchase authority of 700,649 shares.

During the years ended December 31, 2018, 2017 and 2016, we purchased and retired 47,236, 46,179 and 44,311 shares of our outstanding common stock at an average purchase price of $2.00, $2.27 and $2.33 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2018, there were 1,440,730 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	583,000	$2.25
Granted	151,000	$2.00
Vested	(141,200)	$2.04
Nonvested at December 31, 2018	592,800	$2.24

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 based on the weighted average grant date fair value was $288,000, $267,000 and $261,000, respectively.  The grant-date fair value per share of nonvested restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $2.00, $2.27 and $2.33, respectively.  We recorded compensation expense of $302,000, $364,000 and $284,000 related to restricted stock awards for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $691,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
2018
Equity investments	$995,000	$995,000	$—	$—

2017
Equity investments	$1,052,000	$1,052,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the year ended December 31, 2018 are as follows:

Net losses recognized during the period on equity investments	$(90,000)
Less: net gains recognized during the period on equity investments sold during the period	(15,000)
Unrealized losses recognized during the period on equity investments still held at period end	$(105,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

There were no borrowings outstanding under our credit facility at December 31, 2018.  At December 31, 2017, there was $3,240,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Long-Term Debt and therefore we believe approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
2018
Long-lived assets held for sale	$531,000	$—	$—	$531,000

2017
Long-lived assets held for sale	$2,455,000	$—	$—	$2,455,000

Fair value of the long-lived assets held for sale was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 10 — Related Party Transactions

During the years ended December 31, 2018, 2017 and 2016, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company related through common ownership, allocated costs of $1,775,000, $1,862,000 and $1,952,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $189,000, $187,000 and $158,000, respectively, to Gaming for the years ended December 31, 2018, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $847,000, $903,000 and $876,000, during the years ended December 31, 2018, 2017 and 2016, respectively.  Additionally, we invoiced Gaming $211,000, $224,000 and $200,000, during 2018, 2017 and 2016, respectively, for tickets, display space, our commission for suite catering and other services to the events.  As of December 31, 2018 and 2017, our consolidated balance sheets included $9,000 and $7,000 of payables to Gaming for the aforementioned items.  We settled these items in January of 2019 and 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 — Commitments and Contingencies

We lease equipment with leases expiring at various dates through 2022. Total rental expense charged to operations amounted to $67,000, $67,000 and $68,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at December 31, 2018.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2018 and 2017, $1,052,000 and $1,479,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $424,000, $158,000 and $75,000 in 2018, 2017 and 2016, respectively, and is $2,384,000 at December 31, 2018.  An increase in the bonds’

interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $7,300,000 to $9,100,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,000,000 and $2,800,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 12 — Quarterly Results (unaudited)

	March 31(a)	June 30	September 30(b)	December 31(c)
Year Ended December 31, 2018
Revenues	$226,000	$25,812,000	$227,000	$20,751,000
Operating (loss) earnings	$(1,246,000)	$8,954,000	$(4,062,000)	$5,911,000
Net (loss) earnings	$(992,000)	$6,508,000	$(2,699,000)	$4,072,000
Net (loss) earnings per share — basic and diluted	$(0.03)	$0.18	$(0.07)	$0.11
Year Ended December 31, 2017
Revenues	$110,000	$25,587,000	$2,740,000	$18,305,000
Operating (loss) earnings	$(4,071,000)	$8,868,000	$(3,382,000)	$5,364,000
Net (loss) earnings	$(2,405,000)	$5,203,000	$(2,015,000)	$7,643,000
Net (loss) earnings per share — basic and diluted	$(0.07)	$0.14	$(0.06)	$0.21

(a)               In the first quarter of 2018, we closed on the sale of land at our Nashville Superspeedway facility resulting in a gain of $2,512,000 ($1,984,000 after income taxes).  See NOTE 1 — Business Operations.

In the first quarter of 2017, we recorded costs to remove long-lived assets of $286,000 ($167,000 after income taxes) related to the removal and disposal of certain grandstand seating.  See NOTE 3 — Property and Equipment.

(b)               In the third quarter of 2018, we entered into negotiations to sell a parcel of land we own near St. Louis.  As a result, we recorded a loss of $99,000 ($76,000 after income taxes) on sale of land.  See NOTE 3 — Property and Equipment.

(c)                In the fourth quarter of 2017, we made the decision to not complete certain facility improvements.  Costs previously capitalized of $186,000 ($110,000 after income taxes) were charged to depreciation expense.  See NOTE 3 — Property and Equipment.

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

Our operations are seasonal in nature.  In 2018, three NASCAR racing events were held in the second quarter and three in the fourth quarter.  In 2017, three NASCAR racing events were held in the second quarter, two in the third quarter and one in the fourth quarter.