Form 10-Q
period 2019-03-31
DOVER MOTORSPORTS INC
filed 2019-05-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission file number      1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware  19901

(Address of principal executive offices)

(302) 883-6500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $.10 Par Value	DVD	New York Stock Exchange

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

As of April 30, 2019, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                                                                                     18,090,899 shares

Class A Common Stock -                                         18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Event-related	$129	$226

Expenses:
Operating and marketing	1,055	1,151
General and administrative	1,916	1,955
Depreciation	793	878
	3,764	3,984

Gain on sale of land	139	2,512

Operating loss	(3,496)	(1,246)

Interest expense, net	(6)	(40)
Provision for contingent obligation	(111)	(67)
Other income	132	4

Loss before income taxes	(3,481)	(1,349)

Income tax benefit	991	357

Net loss	(2,490)	(992)

Change in net actuarial loss and prior service cost, net of income taxes	25	27

Comprehensive loss	$(2,465)	$(965)

Net loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$2,552	$3,951
Accounts receivable	1,844	676
Inventories	21	21
Prepaid expenses and other	1,268	1,055
Assets held for sale	—	531
Total current assets	5,685	6,234

Property and equipment, net	47,599	48,137
Nashville Superspeedway facility	23,505	23,567
Other assets	1,098	1,015
Total assets	$77,887	$78,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99	$187
Accrued liabilities	2,238	3,083
Payable to Dover Downs Gaming & Entertainment, Inc.	—	9
Income taxes payable	118	118
Contract liabilities	4,496	1,140
Total current liabilities	6,951	4,537

Liability for pension benefits	720	773
Provision for contingent obligation	2,495	2,384
Deferred income taxes	7,390	8,371
Total liabilities	17,556	16,065

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,090,899 and 18,045,276, respectively	1,809	1,805
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,320	101,416
Accumulated deficit	(41,316)	(38,826)
Accumulated other comprehensive loss	(3,333)	(3,358)
Total stockholders’ equity	60,331	62,888
Total liabilities and stockholders’ equity	$77,887	$78,953

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,490)	$(992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	793	878
Amortization of credit facility fees	15	16
Stock-based compensation	108	105
Deferred income taxes	(991)	(357)
Provision for contingent obligation	111	67
(Gains) losses on equity investments	(87)	16
Gain on sale of land	(139)	(2,512)
Changes in assets and liabilities:
Accounts receivable	(1,168)	(1,459)
Prepaid expenses and other	(222)	(180)
Accounts payable	(39)	105
Accrued liabilities	(845)	(646)
Payable to Dover Downs Gaming & Entertainment, Inc.	(9)	5
Contract liabilities	3,356	4,049
Liability for pension benefits	(18)	(519)
Net cash used in operating activities	(1,625)	(1,424)

Investing activities:
Capital expenditures	(398)	(139)
Proceeds from sale of land and equipment, net	827	4,945
Purchases of equity investments	(4)	(35)
Proceeds from sale of equity investments	1	33
Net cash provided by investing activities	426	4,804

Financing activities:
Borrowings from revolving line of credit	—	2,460
Repayments on revolving line of credit	—	(5,200)
Repurchase of common stock	(200)	(289)
Net cash used in financing activities	(200)	(3,029)

Net (decrease) increase in cash	(1,399)	351
Cash, beginning of period	3,951	1
Cash, end of period	$2,552	$352

Supplemental information:
Interest (received) paid	$(37)	$20
Change in accounts payable for capital expenditures	$(49)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2019.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 due to the seasonal nature of our business.

NOTE 2 — Business Operations

Dover Motorsports, Inc. is a public holding company that is a leading marketer and promoter of motorsports entertainment in the United States.  Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee.  In 2019, we celebrate our 50th anniversary of racing and our Dover facility is scheduled to promote the following six events during 2019, all of which will be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•                  2 NASCAR Monster Energy Cup Series events (May and October);

•                  2 NASCAR Xfinity Series events (May and October);

•                  1 NASCAR Gander Outdoors Truck Series event (May); and

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

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000.  The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statements of operations.  At March 31, 2019, $23,505,000 was reported as long term assets in our consolidated balance sheets.

During September 2018, we entered into negotiations to sell a parcel of land we owned near St. Louis.  The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.  At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheets.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $63,806,000 and $63,042,000 as of March 31, 2019 and December 31, 2018, respectively.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of March 31, 2019 and December 31, 2018, contract liabilities in our consolidated balance sheets relate to 2019 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  There was no revenue recorded from barter transactions for the three months ended March 31, 2019 or 2018.

The following table summarizes the liability activity related to contracts with customers for the three months ended March 31, 2019 and 2018:

	2019	2018
Balance, beginning of period	$1,140	$1,249
Reductions from beginning balance	—	—
Additional liabilities recorded during the period	3,356	4,049
Reduction of additional liabilities recorded during the period, not from beginning balance	—	—
Balance, end of period	$4,496	$5,298

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2020 and beyond of approximately $3,024,000 at March 31, 2019.

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

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $64,000 and $136,000 for the three months ended March 31, 2019 and 2018, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended March 31,
	2019	2018
Net loss per common share — basic and diluted:
Net loss	$(2,490)	$(992)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(2,490)	$(992)

Weighted-average shares outstanding — basic and diluted	36,032	36,234

Net loss per common share — basic and diluted	$(0.07)	$(0.03)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2019 or 2018.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $108,000 and $105,000 as general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively.  We recorded income tax benefits of $19,000 and $28,000 for the three months ended March 31, 2019 and 2018, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements— In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General. This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and requires retrospective adoption.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and we do not expect it to have a significant impact on our financial statement disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  We adopted this ASU effective January 1, 2019 and elected not to make this optional reclassification.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted this standard in the first quarter of 2019 using the prospective adoption approach.  Adoption of this ASU had no impact on our consolidated financial statements.

NOTE 4 — Long-Term Debt

At March 31, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At March 31, 2019, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2019, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,358,000 at March 31, 2019.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using similar actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,086,000 and $995,000 as of March 31, 2019 and December 31, 2018, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2019	2018
Interest cost	$129,000	$115,000
Expected return on plan assets	(181,000)	(170,000)
Recognized net actuarial loss	35,000	36,000
	$(17,000)	$(19,000)

The net periodic pension benefit is included in other income in our consolidated statements of operations.

While we have no minimum required pension contributions for 2019, we will consider making contributions during the remainder of the year.  We contributed $500,000 to our defined benefit pension plans during the three months ended March 31, 2018.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three months ended March 31, 2019 and 2018, we recorded expenses of $27,000 and $25,000, respectively, related to the SERP.  During the three months ended March 31, 2019 and 2018, we contributed $108,000 and $85,000 to the plan, respectively.  The liability for SERP pension benefits was $27,000 and $108,000 as of March 31, 2019 and December 31, 2018, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $32,000 and $36,000 in the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity for the first quarter of 2019 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$1,805	$1,851	$101,416	$(38,826)	$(3,358)
Net loss	—	—	—	(2,490)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	108	—	—
Repurchase and retirement of common stock	(10)	—	(190)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	25
Balance at March 31, 2019	$1,809	$1,851	$101,320	$(41,316)	$(3,333)

Changes in the components of stockholders’ equity for the first quarter of 2018 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01	—	—	—	73	(73)
Net loss	—	—	—	(992)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	105	—	—
Repurchase and retirement of common stock	(14)	—	(275)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	27
Balance at March 31, 2018	$1,826	$1,851	$101,659	$(43,777)	$(3,486)

As of March 31, 2019 and December 31, 2018, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2019	December 31, 2018
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,340,000 and $2,350,000, respectively	$(3,333,000)	$(3,358,000)

As of March 31, 2018 and December 31, 2017, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,400,000 and $2,410,000, respectively	$(3,486,000)	$(3,513,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $52,000	—	73,000
Accumulated other comprehensive loss	$(3,486,000)	$(3,440,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first three months of 2019, we purchased 50,220 and retired 48,920 shares of our outstanding common stock at an average purchase price of $2.02 per share, not including nominal brokerage commissions.  During the first three months of 2018, we purchased and retired 92,479 shares of our outstanding common stock at an average purchase price of $2.06 per share, not including nominal brokerage commissions.  At March 31, 2019, we had remaining repurchase authority of 650,429 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 143,000 and 151,000 stock awards under this plan during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, there were 1,327,473 shares available for granting options or stock awards.

During the three months ended March 31, 2019 and 2018, we purchased and retired 48,457 and 47,236 shares of our outstanding common stock at an average purchase price of $1.99 and $2.00 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
March 31, 2019
Equity investments	$1,086,000	$1,086,000	$—	$—

December 31, 2018
Equity investments	$995,000	$995,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the three months ended March 31, 2019 and 2018, respectively, are as follows:

	2019	2018
Net gains (losses) recognized during the period on equity investments	$87,000	$(16,000)
Less: net gains recognized during the period on equity investments sold during the period	—	(8,000)
Unrealized gains (losses) recognized during the period on equity investments still held at period end	$87,000	$(24,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 8 — Related Party Transactions

During the three months ended March 31, 2019 and 2018, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000 and $422,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $110,000 and $106,000, respectively, to Gaming for the three months ended March 31, 2019 and 2018.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2019 spring NASCAR event weekend at Dover International Speedway, we invoiced Gaming $15,000 during the three months ended March 31, 2019 for tickets to the NASCAR event.  As of December 31, 2018, our consolidated balance sheets included $9,000 of payables to Gaming for the aforementioned items.  We settled this item in January of 2019.  Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger and therefore was no longer related through common ownership.  As of March 31, 2019, we were owed $11,000 for the aforementioned items which are included in accounts receivable in our consolidated balance sheets.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at March 31, 2019.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2019 and December 31, 2018, $954,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $111,000 and $67,000 in the three months ended March 31, 2019 and 2018, respectively, and is $2,495,000 at March 31, 2019.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

We promoted no events during the first quarter of 2019 or 2018; therefore, revenues were minimal.

Operating and marketing expenses were $1,055,000 in the first quarter of 2019 as compared to $1,151,000 in the first quarter of 2018.  The decrease was primarily due to the timing of advertising expenses.

General and administrative expenses decreased slightly to $1,916,000 in the first quarter of 2019 from $1,955,000 in the first quarter of 2018.

Depreciation expense decreased to $793,000 in the first quarter of 2019 from $878,000 in the first quarter of 2018.

Gain on sale of land in the first quarter of 2019 and 2018 relates to the sales of approximately 8 and 147 acres of land at our Nashville facility, respectively.

Net interest expense decreased to $6,000 in the first quarter of 2019 from $40,000 in the first quarter of 2018 due to lower average outstanding borrowings and interest income on invested cash in 2019.

Our effective income tax rates for the first quarter of 2019 and 2018 were 28.5% and 26.5%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $1,625,000 for the first quarter of 2019 as compared to $1,424,000 for the first quarter of 2018.  The higher net cash used in the first quarter of 2019 was primarily due to a large corporate event sponsor not returning for the 2019 race season which resulted in lower receipts, and the timing of payments to vendors.  These items were partially offset by lower pension contributions in the first quarter of 2019.  We made a $500,000 contribution to our defined benefit pension plan in the first quarter of 2018.  We made no pension contributions during the first quarter of 2019.

Net cash provided by investing activities was $426,000 for the first quarter of 2019 as compared to $4,804,000 for the first quarter of 2018.  Capital expenditures of $398,000 in the first quarter of 2019 related primarily to engineering costs associated with replacing our Monster Energy NASCAR Cup Series garage and improvements to our skybox suites at our Dover facility.  Capital expenditures of $139,000 in the first quarter of 2018 related primarily to equipment purchases.  In January 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs.  In March 2019, we closed on the sale of approximately 8 acres of land at our Nashville Superspeedway facility for proceeds of $267,000, net of closing costs.  Additionally, we sold equipment in the first quarter of 2019 for proceeds of $29,000.  In March 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.

Net cash used in financing activities was $200,000 for the first quarter of 2019 as compared to $3,029,000 for the first quarter of 2018.  We had net repayments on our outstanding line of credit of $2,740,000 in the first quarter of 2018.  During the first three months of 2019 and 2018, we purchased 50,220 and 92,479 shares of our outstanding common stock for $104,000 and $195,000 from the open market, respectively.  Additionally, we purchased 48,457 and 47,236 shares of our outstanding common stock for $96,000 and $94,000 during the first three months of 2019 and 2018, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At March 31, 2019, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At March 31, 2019, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were

$20,358,000 at March 31, 2019.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000.  The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statements of operations.  At March 31, 2019, $23,505,000 was reported as long term assets in our consolidated balance sheets.

During September 2018, we entered into negotiations to sell a parcel of land we owned near St. Louis.  The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.  At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheets.

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

NASCAR is operating under a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Cup Series races, 14 Xfinity Series races and the entire Gander Outdoors Truck Series (along with practice and qualifying) from 2015 through 2024. The agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Cup Series races which started in 2013.

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

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.  Based on current business conditions, we expect to spend approximately $4,600,000 - $5,600,000 on capital expenditures during the remainder of 2019.  While we have no minimum required pension contributions for 2019, we will consider making contributions during the remainder of 2019.

Contractual Obligations

At March 31, 2019, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2019	2020 – 2021	2022 – 2023	Thereafter
Contingent obligation(a)	$2,495,000	$—	$—	$—	$2,495,000
Total contractual cash obligations	$2,495,000	$—	$—	$—	$2,495,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at March 31, 2019.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2019 and December 31, 2018, $954,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $111,000 and $67,000 in the three months ended March 31, 2019 and 2018, respectively, and is $2,495,000 at March 31, 2019.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Related Party Transactions

See NOTE 8 — Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2018 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements.  In Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, we disclose the important factors that could cause our actual results to differ from our expectations.  There have been no material changes to our risk factors from those included in our 2018 Annual Report on Form 10-K.

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

Based on their evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first three months of 2019 and 2018, we purchased 50,220 and 92,479 shares of our outstanding common stock at an average purchase price of $2.02 and $2.06 per share, respectively, not including nominal brokerage commissions.  At March 31, 2019, we had remaining repurchase authority of 650,429 shares.

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

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018; (ii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 6, 2019	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)