Form 10-Q
period 2019-06-30
DOVER MOTORSPORTS INC
filed 2019-08-06
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission file number    1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware  19901

(Address of principal executive offices)

(302) 883-6500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	DVD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 29, 2019, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,089,599 shares
Class A Common Stock -	18,509,975 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Admissions	$2,502	$2,853	$2,502	$2,853
Event-related	3,453	4,830	3,582	5,056
Broadcasting	18,878	18,128	18,878	18,128
Other	5	1	5	1
	24,838	25,812	24,967	26,038

Expenses:
Operating and marketing	14,584	14,234	15,639	15,385
General and administrative	1,826	1,799	3,742	3,754
Depreciation	794	825	1,587	1,703
	17,204	16,858	20,968	20,842

Gain on sale of land	—	—	139	2,512

Operating earnings	7,634	8,954	4,138	7,708

Interest expense, net	(10)	(33)	(16)	(73)
Provision for contingent obligation	(135)	(69)	(246)	(136)
Other income	57	27	189	31

Earnings before income taxes	7,546	8,879	4,065	7,530

Income tax expense	(2,045)	(2,371)	(1,054)	(2,014)

Net earnings	5,501	6,508	3,011	5,516

Change in net actuarial loss and prior service cost, net of income taxes	26	26	51	53

Comprehensive income	$5,527	$6,534	$3,062	$5,569

Net earnings per common share:
Basic	$0.15	$0.18	$0.08	$0.15
Diluted	$0.15	$0.18	$0.08	$0.15

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$8,989	$3,951
Accounts receivable	1,449	676
Inventories	20	21
Prepaid expenses and other	933	1,055
Assets held for sale	2,203	531
Total current assets	13,594	6,234

Property and equipment, net	48,559	48,137
Nashville Superspeedway facility	21,322	23,567
Right of use asset	231	—
Other assets	1,169	1,015
Total assets	$84,875	$78,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712	$187
Accrued liabilities	3,053	3,083
Payable to Dover Downs Gaming & Entertainment, Inc.	—	9
Income taxes payable	1,149	118
Contract liabilities	2,008	1,140
Total current liabilities	6,922	4,537

Liability for pension benefits	666	773
Lease liability	157	—
Non-refundable deposit	500	—
Provision for contingent obligation	2,630	2,384
Deferred income taxes	8,074	8,371
Total liabilities	18,949	16,065

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 18,089,599 and 18,045,276, respectively	1,809	1,805
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,388	101,416
Accumulated deficit	(35,815)	(38,826)
Accumulated other comprehensive loss	(3,307)	(3,358)
Total stockholders’ equity	65,926	62,888
Total liabilities and stockholders’ equity	$84,875	$78,953

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net earnings	$3,011	$5,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,587	1,703
Amortization of credit facility fees	31	32
Stock-based compensation	176	171
Deferred income taxes	(317)	(160)
Provision for contingent obligation	246	136
(Gains) losses on equity investments	(113)	6
Gain on sale of land	(139)	(2,512)
Changes in assets and liabilities:
Accounts receivable	(773)	(1,701)
Inventories	1	(4)
Prepaid expenses and other	58	182
Accounts payable	555	178
Accrued liabilities	(104)	(227)
Payable to Dover Downs Gaming & Entertainment, Inc.	(9)	12
Income taxes payable	1,031	1,748
Contract liabilities	868	451
Liability for pension benefits	(36)	(1,038)
Net cash provided by operating activities	6,073	4,493

Investing activities:
Capital expenditures	(2,154)	(530)
Proceeds from sale of land and equipment, net	827	4,945
Non-refundable deposit	500	—
Purchases of equity investments	(9)	(62)
Proceeds from sale of equity investments	1	56
Net cash (used in) provided by investing activities	(835)	4,409

Financing activities:
Borrowings from revolving line of credit	4,060	9,400
Repayments on revolving line of credit	(4,060)	(12,640)
Repurchase of common stock	(200)	(406)
Net cash used in financing activities	(200)	(3,646)

Net increase in cash	5,038	5,256
Cash, beginning of period	3,951	1
Cash, end of period	$8,989	$5,257

Supplemental information:
Interest (received) paid	$(20)	$55
Income tax payments	$340	$427
Change in accounts payable for capital expenditures	$(30)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2019.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 due to the seasonal nature of our business.

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

•                  2 NASCAR Monster Energy Cup Series events (May and October);

•                  2 NASCAR Xfinity Series events (May and October);

•                  1 NASCAR Gander Outdoors Truck Series event (May); and

•                  1 NASCAR K&N Pro Series East event (October).

A NASCAR Monster Energy Cup Series event, a NASCAR Xfinity Series event and a NASCAR Gander Outdoors Truck Series event were held at Dover International Speedway during the second quarter of 2019 and 2018.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with over 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.    On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes were approximately $4,150,000.  On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes are estimated to be approximately $5,314,000.  At June 30, 2019, $2,203,000 was reported as assets held for sale in our consolidated balance sheet.  One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of approximately 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At June 30, 2019 and December 31, 2018, $21,322,000 and $23,567,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000.  The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statements of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis.  The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.  At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheets.

NOTE 3 — Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $64,563,000 and $63,042,000 as of June 30, 2019 and December 31, 2018, respectively.

Leases—Effective January 1, 2019, we account for leases under Accounting Standards Codification 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate.

During the second quarter of 2019, we entered into certain operating leases with 36 month terms.  At June 30, 2019, our consolidated balance sheet included a right of use asset of $231,000, a long-term lease liability of $157,000, and a short-term lease liability, which is included in accrued liabilities, of $74,000.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility.  Our contracts are typically for specific events or a racing season.  We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year.  Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held.  As of June 30, 2019, contract liabilities in our consolidated balance sheets of $1,997,000 and $11,000 relate to 2019 and 2020 events, respectively.  As of December 31, 2018, contract liabilities in our consolidated balance sheets relate to 2019 events.  Concession and souvenir revenues are recorded at the time of sale.  Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value.  Barter transactions accounted for $261,000 and $239,000 of total revenues for the three and six-month periods ended June 30, 2019 and 2018, respectively.

The following table summarizes the liability activity related to contracts with customers for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$4,496	$5,298	$1,140	$1,249
Reductions from beginning balance	(3,345)	(4,000)	(739)	(778)
Additional liabilities recorded during the period	1,841	1,648	5,197	5,697
Reduction of additional liabilities recorded during the period, not from beginning balance	(984)	(1,246)	(3,590)	(4,468)
Balance, end of period	$2,008	$1,700	$2,008	$1,700

We have contracted future revenues representing unsatisfied performance obligations.  These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options.  We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2020 and beyond of approximately $3,272,000 at June 30, 2019.

Under the terms of our sanction agreements with NASCAR, we receive a portion of the broadcast revenue NASCAR negotiates with various television networks.  NASCAR typically remits payment to us for the broadcast revenue within 30 days of the event being held.  NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee.  The remaining 90% is recorded as revenue.  We are required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which are recorded as operating expenses.

Expense recognition—The cost of advertising is expensed as incurred.  Advertising expenses were $482,000 and $546,000, and $469,000 and $605,000 for the three and six-month periods ended June 30, 2019 and 2018, respectively.  Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings per common share — basic and diluted:
Net earnings	$5,501	$6,508	$3,011	$5,516
Allocation to nonvested restricted stock awards	89	104	49	89
Net earnings available to common stockholders	$5,412	$6,404	$2,962	$5,427

Weighted-average shares outstanding — basic and diluted	36,010	36,160	36,021	36,196

Net earnings per common share — basic and diluted	$0.15	$0.18	$0.08	$0.15

There were no options outstanding and we paid no dividends during the six months ended June 30, 2019 or 2018.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $68,000 and $176,000, and $66,000 and $171,000 as general and administrative expenses for the three and six-month periods ended June 30, 2019 and 2018, respectively.  We recorded income tax benefits of $19,000 and $38,000, and $18,000 and $46,000 for the three and six-month periods ended June 30, 2019 and 2018, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General. This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and requires retrospective adoption.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and we do not expect it to have a significant impact on our financial statement disclosures.

NOTE 4 — Long-Term Debt

At June 30, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  We will seek to extend the maturity of this obligation prior to its expiration date.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At June 30, 2019, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2019, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,358,000 at June 30, 2019.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in the qualified plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using similar actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $1,118,000 and $995,000 as of June 30, 2019 and December 31, 2018, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$128,000	$115,000	$257,000	$230,000
Expected return on plan assets	(182,000)	(170,000)	(363,000)	(340,000)
Recognized net actuarial loss	36,000	36,000	71,000	72,000
	$(18,000)	$(19,000)	$(35,000)	$(38,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings.

While we have no minimum required pension contributions for 2019, we will consider making contributions during the remainder of the year.  We contributed $500,000 and $1,000,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2018, respectively.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the three and six-month periods ended June 30, 2019 and 2018, we recorded expenses of $27,000 and $54,000, and $22,000 and $47,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2019 and 2018, we contributed $0 and $108,000, and $0 and $85,000 to the plan, respectively.  The liability for SERP pension benefits was $54,000 and $108,000 as of June 30, 2019 and December 31, 2018, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $27,000 and $59,000, and $30,000 and $66,000 in the three and six-month periods ended June 30, 2019 and 2018, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity for the three and six month periods ending June 30, 2019 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$1,805	$1,851	$101,416	$(38,826)	$(3,358)
Net loss	—	—	—	(2,490)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	108	—	—
Repurchase and retirement of common stock	(10)	—	(190)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	25
Balance at March 31, 2019	1,809	1,851	101,320	(41,316)	(3,333)
Net earnings	—	—	—	5,501	—
Stock-based compensation	—	—	68	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	26
Balance at June 30, 2019	$1,809	$1,851	$101,388	$(35,815)	$(3,307)

Changes in the components of stockholders’ equity for the three and six month periods ending June 30, 2018 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01	—	—	—	73	(73)
Net loss	—	—	—	(992)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	105	—	—
Repurchase and retirement of common stock	(14)	—	(275)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	27
Balance at March 31, 2018	1,826	1,851	101,659	(43,777)	(3,486)
Net earnings	—	—	—	6,508	—
Stock-based compensation	—	—	66	—	—
Repurchase and retirement of common stock	(5)	—	(112)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	26
Balance at June 30, 2018	$1,821	$1,851	$101,613	$(37,269)	$(3,460)

As of June 30, 2019 and December 31, 2018, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2019	December 31, 2018
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,330,000 and $2,350,000, respectively	$(3,307,000)	$(3,358,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the first six months of 2019 and 2018, we purchased and retired 50,220 and 147,044 shares of our outstanding common stock at an average purchase price of $2.02 and $2.08 per share, respectively, not including nominal brokerage commissions.  At June 30, 2019, we had remaining repurchase authority of 650,429 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 143,000 and 151,000 stock awards under this plan during the six months ended June 30, 2019 and 2018.  As of June 30, 2019, there were 1,327,473 shares available for granting options or stock awards.

During the six months ended June 30, 2019 and 2018, we purchased and retired 48,457 and 47,236 shares of our outstanding common stock at an average purchase price of $1.99 and $2.00 per share, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
June 30, 2019
Equity investments	$1,118,000	$1,118,000	$—	$—

December 31, 2018
Equity investments	$995,000	$995,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the three and six-month periods ended June 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity investments	$26,000	$10,000	$113,000	$(6,000)
Less: net gains recognized during the period on equity investments sold during the period	—	(5,000)	—	(13,000)
Unrealized gains (losses) recognized during the period on equity investments still held at period end	$26,000	$5,000	$113,000	$(19,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 8 — Related Party Transactions

During the six-month period ended June 30, 2019 and the three and six-month periods ended June 30, 2018, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000, and $471,000 and $885,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $110,000, and $34,000 and $140,000, respectively, to Gaming for the six-month period ended June 30, 2019 and the three and six-month periods ended June 30, 2018.  The allocations were based on an analysis of each company’s share of the costs.  In connection with our 2018 spring NASCAR event weekend at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $391,000 during the three and six-month periods ended June 30, 2018.  Additionally, we invoiced Gaming $15,000, and $115,000 and $115,000, respectively, during the six-month period ended June 30, 2019 and the three and six-month periods ended June 30, 2018 for tickets, our commission for suite catering and other services to the NASCAR events.  As of December 31, 2018, our consolidated balance sheets included $9,000 of payables to Gaming for the aforementioned items.  We settled this item in January of 2019.  Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger, and therefore, was no longer related through common ownership.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at June 30, 2019.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority, and therefore, have historically not been required to be recorded on our consolidated balance sheets.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2019 and December 31, 2018, $1,817,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $135,000 and $246,000, and $69,000 and $136,000 in the three and six-month periods ended June 30, 2019 and 2018, respectively, and is $2,630,000 at June 30, 2019.  An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes, and therefore, an increase in our liability.

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

Results of Operations

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Admissions revenue was $2,502,000 in the second quarter of 2019 as compared to $2,853,000 in the second quarter of 2018.  The $351,000 decrease was related to lower attendance at our 2019 spring NASCAR event weekend at Dover International Speedway.  Inclement weather negatively impacted our Sunday Cup series event causing us to hold it on Monday.

Event-related revenue was $3,453,000 in the second quarter of 2019 as compared to $4,830,000 in the second quarter of 2018.  The $1,377,000 decrease was primarily due to lower sponsorship revenues, the hiring of a company to manage our concession sales so that we now receive a percentage of the sales, and lower luxury suite rentals and hospitality at our 2019 spring NASCAR event weekend and lower revenues from the 2019 Firefly Music Festival.  We believe the inclement weather negatively impacted our event-related revenue.

Broadcasting revenue increased to $18,878,000 in the second quarter of 2019 as compared to $18,128,000 in the second quarter of 2018 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $14,584,000 in the second quarter of 2019 as compared to $14,234,000 in the second quarter of 2018.  The increase was related to higher purse and sanction fees and advertising expenses for our 2019 NASCAR event weekend, partially offset by lower concessions expenses as a result of us hiring a company to manage our concession sales.

General and administrative expenses increased slightly to $1,826,000 in the second quarter of 2019 from $1,799,000 in the second quarter of 2018.

Depreciation expense decreased to $794,000 in the second quarter of 2019 from $825,000 in the second quarter of 2018.

Net interest expense decreased to $10,000 in the second quarter of 2019 from $33,000 in the second quarter of 2018 due to lower average outstanding borrowings and interest income on invested cash in 2019.

Provision for contingent obligation increased to $135,000 in the second quarter of 2019 from $69,000 in the second quarter of 2018 primarily as a result of a decrease in the discount rate.

Other income of $57,000 in the second quarter of 2019 primarily represents gains on equity investments of $26,000 and pension benefits of $18,000.  Other income of $27,000 in the second quarter of 2018 primarily represents pension benefits of $19,000 and gains on equity investments of $10,000.

Our effective income tax rates for the second quarter of 2019 and 2018 were 27.1% and 26.7%, respectively.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Admissions revenue was $2,502,000 in the first six months of 2019 as compared to $2,853,000 in the first six months of 2018.  The $351,000 decrease was related to lower attendance at our 2019 spring NASCAR event weekend at Dover International Speedway.  Inclement weather negatively impacted our Sunday Cup series event causing us to hold it on Monday.

Event-related revenue was $3,582,000 in the first six months of 2019 as compared to $5,056,000 in the first six months of 2018.  The $1,474,000 decrease was primarily due to lower sponsorship revenues, the hiring of a company to manage our concession sales so that we now receive a percentage of the sales, and lower luxury suite rentals and hospitality at our 2019 spring NASCAR event weekend and lower revenues from the 2019 Firefly Music Festival.  We believe the inclement weather negatively impacted our event-related revenue.

Broadcasting revenue increased to $18,878,000 in the first six months of 2019 as compared to $18,128,000 in the first six months of 2018 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $15,639,000 in the first six months of 2019 as compared to $15,385,000 in the first six months of 2018.  The increase was related to higher purse and sanction fees and advertising expenses for our 2019 NASCAR event weekend, partially offset by lower concessions expenses as a result of us hiring a company to manage our concession sales.

General and administrative expenses remained consistent at $3,742,000 in the first six months of 2019 as compared to $3,754,000 in the first six months of 2018.

Depreciation expense decreased to $1,587,000 in the first six months of 2019 from $1,703,000 in the first six months of 2018, primarily as a result of assets becoming fully depreciated.

Gain on sale of land in the first six months of 2019 and 2018 relates to the sales of approximately 8 and 147 acres of land at our Nashville facility, respectively.

Net interest expense decreased to $16,000 in the first six months of 2019 from $73,000 in the first six months of 2018 due to lower average outstanding borrowings and interest income on invested cash in 2019.

Provision for contingent obligation increased to $246,000 in the first six months of 2019 from $136,000 in the first six months of 2018 primarily as a result of a decrease in the discount rate.

Other income of $189,000 in the first six months of 2019 primarily represents gains on equity investments of $113,000 and pension benefits of $35,000.  Other income of $31,000 in the first six months of 2018 primarily represents pension benefits of $38,000 partially offset by losses on equity investments of $6,000.

Our effective income tax rates for the first six months of 2019 and 2018 were 25.9% and 26.7%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $6,073,000 for the first six months of 2019 as compared to $4,493,000 for the first six months of 2018.  The increase was primarily due to lower pension contributions, the amount and timing of invoicing to customers, and the timing of payments to vendors.  We contributed $1,000,000 to our defined benefit pension plan in the first six months of 2018.  We made no pension contributions during the first six months of 2019.

Net cash used in investing activities was $835,000 for the first six months of 2019 as compared to net cash provided by investing activities of $4,409,000 for the first six months of 2018.  Capital expenditures of $2,154,000 in the first six months of 2019 related primarily to costs associated with replacing our Monster Energy NASCAR Cup Series garage and improvements to our skybox suites at our Dover facility.  Capital expenditures of $530,000 in the first six months of 2018 related primarily to improvements at our Dover facility and equipment purchases.  In March 2019, we closed on the sale of approximately 8 acres of land at our Nashville Superspeedway facility for proceeds of $267,000, net of closing costs.  Also in the first quarter of 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs.  Additionally, we sold equipment in the first quarter of 2019 for proceeds of $29,000.  In March 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs.  In June 2019, we extended an option to purchase land at our Nashville facility and received a $500,000 non-refundable deposit in return — see further discussion below.

Net cash used in financing activities was $200,000 for the first six months of 2019 as compared to $3,646,000 for the first six months of 2018.  During the first six months of 2019, we borrowed $4,060,000 from our revolving line of credit all of which was repaid during the same period.  We had net repayments on our outstanding line of credit of $3,240,000 in the first six months of 2018.  During the first six months of 2019 and 2018, we purchased and retired 50,220 and 147,044 shares of our outstanding common stock for $104,000 and $312,000 from the open market, respectively.  Additionally, we purchased and retired 48,457 and 47,236 shares of our outstanding common stock for $96,000 and $94,000 during the first six months of 2019 and 2018, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At June 30, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $35,000,000 credit agreement with a bank group.  The credit facility expires on July 31, 2020.  We will seek to extend the maturity of this obligation prior to its expiration date.  Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio.  At June 30, 2019, there were no borrowings outstanding under the credit facility.  The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility.  At June 30, 2019, we were in compliance with the terms of the credit facility.  The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes.  After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $20,358,000 at June 30, 2019.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.    On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre.  On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000.  Net proceeds after taxes were approximately $4,150,000.  On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre.  That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes are estimated to be approximately $5,314,000.  At June 30, 2019, $2,203,000 was reported as assets held for sale in our consolidated balance sheet.  One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel.  While management remains committed to selling the remaining Nashville Superspeedway property which consists of approximately 1,000 acres, we do not believe it is probable that the remaining property will be sold within the next twelve months.  At June 30, 2019 and December 31, 2018, $21,322,000 and $23,567,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000.  The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statements of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis.  The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.  At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheets.

We promoted three racing events in the first six months of 2019 and we are scheduled to promote three more during the remainder of the year.  We promoted six racing events in 2018 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility.  We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020.  NASCAR’s regional series events are sanctioned on an annual basis.

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

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years.  The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with over 120 musical acts.  In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity, we will need to extend the maturity of our outstanding credit facility prior to its expiration on July 31, 2020.  Based on current business conditions, we expect to spend approximately $2,800,000 - $3,800,000 on capital expenditures during the remainder of 2019.  While we have no minimum required pension contributions for 2019, we will consider making contributions during the remainder of 2019.

Contractual Obligations

At June 30, 2019, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2019	2020 – 2021	2022 – 2023	Thereafter
Contingent obligation(a)	$2,630,000	$—	$—	$—	$2,630,000
Total contractual cash obligations	$2,630,000	$—	$—	$—	$2,630,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $14,400,000 was outstanding at June 30, 2019.  Annual principal payments range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility.  These bonds are direct obligations of the Sports Authority, and therefore, have historically not been required to be recorded on our consolidated balance sheet.  If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference.  In the event we were unable to make the payments, they would be made pursuant to a $14,642,000 irrevocable direct-pay letter of credit issued by our bank group.  We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2019 and December 31, 2018, $1,817,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds.  During 2018, we paid $984,000 into the sales and incremental property tax fund and $1,411,000 was deducted from the fund for debt service.  If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility.  Due to changing interest rates, the provision for contingent obligation increased by $135,000 and $246,000, and $69,000 and $136,000 in the three and six-month periods ended June 30, 2019 and 2018, respectively, and is $2,630,000 at June 30, 2019.  See NOTE 9 — Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

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

Based on their evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the second quarter of 2018, we purchased 54,565 shares of our outstanding common stock at an average purchase price of $2.10 per share, not including nominal brokerage commissions.  We made no repurchases of our outstanding common stock during the second quarter of 2019.  At June 30, 2019, we had remaining repurchase authority of 650,429 shares.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (ii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 6, 2019	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)