Form 10-K
period 2019-12-31
DOVER MOTORSPORTS INC
filed 2020-03-05
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission file number 1-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware 19901

(Address of principal executive offices)

(302) 883-6500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	DVD	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant was $31,762,193 as of June 30, 2019 (the last day of our most recently completed second quarter).

As of February 20, 2020, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock - 17,903,407 shares Class A Common Stock - 18,509,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 29, 2020 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Our Dover facility promoted the following six events during 2019, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and October);

•	2 NASCAR Xfinity Series events (May and October);

•	1 NASCAR Gander RV & Outdoors Truck Series event (May); and

•	1 NASCAR ARCA Menards Series East event (October).

In 2020, we are scheduled to once again promote these six events at Dover International Speedway, with the events that were held in October 2019 to be held in August 2020. Total revenues from these events were approximately 96% of total revenues in each of 2019, 2018, and 2017.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it is scheduled to return on June 18-21, 2020. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with approximately 120 musical acts. In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel.  Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 1,000 acres. At December 31, 2019 and 2018, $21,282,000 and $23,567,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statement of earnings. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000. At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheet.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 51 consecutive years at Dover International Speedway and currently promote six NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Cup Series professional stock car racing circuit, two races are in the NASCAR Xfinity Series racing circuit, one race is in the NASCAR Gander RV & Outdoors Truck Series racing circuit, and one race is in the NASCAR ARCA Menards Series East racing circuit.

Each of the NASCAR Xfinity Series events, the Gander RV & Outdoors Truck Series event and the ARCA Menards Series East event at Dover International Speedway are conducted on the days before a NASCAR Cup Series event. Dover International Speedway is one of only eight speedways in North America that presents two NASCAR Cup Series events and two NASCAR Xfinity Series events each year. Additionally, it is one of only ten tracks to host three major NASCAR events at one facility on the same weekend. The spring and fall event dates have historically allowed Dover International Speedway to hold the first and last NASCAR Cup Series events in the Maryland to Maine region each year. In 2019, our fall event was the fourth of ten races in the “NASCAR Cup Series Playoff,” an elimination format which determines the NASCAR Cup Series champion for the racing season. Our August 2020 NASCAR Cup Series race will be the next to the last race before the playoff field is set.

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent grandstand seating, after our current seating capacity adjustments, of approximately 54,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface makes Dover International Speedway the only concrete superspeedway (one mile or greater in length) that conducts NASCAR Cup Series events. The superspeedway facility also features the Monster Bridge®. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The Monster Bridge is the only one of its kind in the motorsports industry.

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

Under the terms of our sanction agreements, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as broadcasting revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

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

Employees

As of December 31, 2019, we had approximately 54 full-time employees and 6 part-time employees. We engage temporary personnel to assist during our motorsports racing season. We believe that we enjoy a good relationship with our employees.

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

Our Relationships With And The Success Of NASCAR Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of NASCAR and our ability to secure favorable contracts with and maintain a good working relationship with them.  NASCAR issues and awards sanctioned events and their issuance depends, in large part, on maintaining good working relationships with NASCAR.  By awarding a sanctioned event or a series of sanctioned events, NASCAR does not warrant, nor are they responsible for, the financial success of any sanctioned event.  Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues. Our current sanction agreements expire at the end of 2020 and we expect that future agreements will be annual agreements. NASCAR is exploring the movement of multiple race dates and some NASCAR tracks may lose one or more sanctioned events once the current sanction agreements expire. Any such moves would be at NASCAR’s sole discretion and based on a variety of factors, including the desires of NASCAR’s broadcast partners, the venue’s capacity/attendance standards, venue & fan experience standards, and centralized hospitality and promotional opportunities.

Our ability to obtain sanctioned events in the future and to negotiate favorable terms to our sanction agreements and the success of NASCAR in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control.  As our success depends on the terms of our sanction agreements and the success of each event or series that we are promoting, a material change in the terms of a sanction agreement or the loss of one or more sanctioned events, a material adverse effect on NASCAR, such as a decline in the attendance at (or the popularity of) NASCAR events, the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from live broadcast coverage, admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings and any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements have yielded us significant cash flow. In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Cup Series races, 14 NASCAR Xfinity Series events and the entire NASCAR Gander RV & Outdoors Truck Series season. Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Cup Series races, 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

Other factors that can affect consumer and corporate spending and sentiment include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, outbreaks of disease, and geopolitical events, as well as various industry and other business conditions - including the popularity of NASCAR events and NASCAR drivers, an aging fan base for motorsports events, and an ever increasing number of sporting and entertainment options that compete for discretionary spending. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers and sponsors.  There can be no assurance that consumer and corporate spending and sentiment will not be further adversely impacted by current or unforeseen factors, thereby possibly having a material adverse impact on our future operating results and growth.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at December 31, 2019. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2019 and 2018, $637,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. In the event we were unable to make the payments, they would be made under a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property tax assumptions, the provision for contingent obligation increased by $1,005,000, $424,000 and $158,000 in 2019, 2018 and 2017, respectively, and is $3,389,000 at December 31, 2019. See NOTE 1 – Business Operations and NOTE 11 – Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends. We derive substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware. For 2020, three NASCAR racing events are scheduled to be held in the second quarter and three in the third quarter. For 2019 and 2018, three NASCAR racing events were held in the second quarter and three in the fourth quarter. For 2017, three NASCAR racing events were held in the second quarter, two in the third quarter and one in the fourth quarter. As a result, quarterly earnings will vary.

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

We have not received any written comments that were issued within 180 days before December 31, 2019, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,100 acres of land we own in Wilson County and Rutherford County, Tennessee. The facility is approximately 35 miles from downtown Nashville.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 20, 2020, there were 17,903,407 shares of common stock and 18,509,975 shares of Class A common stock outstanding. There were 708 holders of record for common stock and 11 holders of record for Class A common stock.

The high and low sales prices for our common stock on the NYSE and the dividends declared per share for the years ended December 31, 2019 and 2018 are detailed in the following table:

Quarter Ended:	High	Low	Dividends Declared
December 31, 2019	$1.98	$1.80	$0.10
September 30, 2019	$2.06	$1.93	None
June 30, 2019	$2.17	$1.95	None
March 31, 2019	$2.07	$1.91	None
December 31, 2018	$2.22	$1.85	$0.08
September 30, 2018	$2.25	$1.95	None
June 30, 2018	$2.30	$1.90	None
March 31, 2018	$2.20	$1.80	None

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. During the fourth quarter of 2019, we purchased and retired 107,424 shares of our outstanding common stock at an average purchase price of $1.92 per share, not including nominal brokerage commissions. At December 31, 2019, we had remaining repurchase authority of 384,809 shares.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for our events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our events; sales of programs; track rentals; broadcasting rights other than domestic television broadcasting revenue, and other event-related revenues. Additionally, event-related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival. “Broadcasting” revenue includes rights fees obtained for domestic television broadcasts of events held at Dover International Speedway.

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $538,000, $685,000, and $612,000 of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed. The cost of advertising is expensed as incurred. As a result of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, during the year ended December 31, 2018 certain expenses previously deferred until an event occurred are now expensed as incurred.

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

Results of Operations

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Admissions revenue was $4,968,000 in 2019 as compared to $5,694,000 in 2018. The $726,000 decrease was related to lower attendance at our 2019 NASCAR event weekends at Dover International Speedway. In recent years, NASCAR attendance has been challenged from the retirement of top drivers and the general trend for declining attendance at many live sporting events.

Event-related revenue was $6,713,000 in 2019 as compared to $8,410,000 in 2018. The $1,697,000 decrease was primarily due to lower sponsorship revenues, the hiring of a company to manage our concession sales so that we now receive a percentage of the sales, and lower luxury suite rentals and hospitality at our 2019 NASCAR event weekends and lower revenues from the 2019 Firefly Music Festival. We believe inclement weather negatively impacted our spring NASCAR event weekend event-related revenue in 2019.

Broadcasting revenue increased to $34,267,000 in 2019 as compared to $32,905,000 in 2018 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $29,241,000 in 2019 as compared to $29,277,000 in 2018. Higher purse and sanction fees for our NASCAR event weekends were offset by decreases in other expenses.

General and administrative expenses increased to $7,524,000 in 2019 from $7,310,000 in 2018. The increase was primarily due to higher employee costs, insurance expense and real estate taxes.

Depreciation expense increased to $4,353,000 in 2019 from $3,285,000 in 2018. The increase was due to shortening the useful lives of certain track related assets that were retired at the end of the 2019 racing season as a result of our planned reduction of grandstand seating. We recorded $1,172,000 of accelerated depreciation expense on these assets in 2019.

Costs to remove long-lived assets in 2019 related to the removal and disposal of grandstand seating at our Dover facility. We expect to incur approximately $300,000 of additional costs related to this project in the first quarter of 2020.

Gain on sale of land in 2019 and 2018 relates to the sales of approximately 141 and 147 acres of land at our Nashville facility, respectively. The 2018 gain was partially offset by a loss on the sale of a parcel of land we owned near St. Louis, Missouri.

Net interest income was $22,000 in 2019 compared to net interest expense of $62,000 in 2018 and resulted from lower average outstanding borrowings and interest income on invested cash in 2019.

Provision for contingent obligation was $1,005,000 in 2019 compared to $424,000 in 2018 as a result of lower estimated future property taxes and a decrease in the discount rate.

Other income of $269,000 in 2019 primarily represents gains on equity investments of $161,000 and pension benefits of $62,000. Other expense of $4,000 in 2018 primarily represents losses on equity investments of $90,000 partially offset by pension benefits of $85,000.

Earnings before income taxes were $7,286,000 in 2019 compared to $9,067,000 in 2018. Excluding the gain on sale of land in both years, and the accelerated depreciation and cost to remove long-lived assets in 2019, our adjusted earnings before income taxes were $5,303,000 in 2019 compared to $6,654,000 in 2018.

	2019	2018
Earnings before income taxes	$7,286,000	$9,067,000
Gain on sale of land	(4,325,000)	(2,413,000)
Accelerated depreciation	1,172,000	—
Cost to remove long-lived assets	1,170,000	—
Adjusted earnings before income taxes	$5,303,000	$6,654,000

Net earnings were $5,500,000 in 2019 compared to $6,889,000 in 2018. Excluding the gain on sale of land in both years and the accelerated depreciation and cost to remove long-lived assets in 2019, our adjusted net earnings were $3,772,000 in 2019 compared to $4,981,000 in 2018.

	2019	2018
Net earnings	$5,500,000	$6,889,000
Gain on sale of land	(4,325,000)	(2,413,000)
Tax effect of sale	908,000	505,000
Accelerated depreciation	1,172,000	—
Cost to remove long-lived assets	1,170,000	—
Tax effect of adjustments	(653,000)	—
Adjusted net earnings	$3,772,000	$4,981,000

The above financial information is presented using other than generally accepted accounting principles ("non-GAAP") and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted earnings before income taxes is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land, accelerated depreciation and cost to remove long-lived assets. Non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP (1) for the gain on sale of land including the tax effect using our federal statutory rate as we had available state net operating losses, and (2) for the accelerated depreciation and cost to remove long-lived assets including the tax effect using our federal and state statutory tax rates. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings which is determined in accordance with GAAP.

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

	2018	2017
Net earnings	$6,889,000	$8,426,000
Gain on sale of land	(2,413,000)	—
Tax effect of sale	505,000	—
Impact of the Tax Cuts and Jobs Act	—	(4,531,000)
Adjusted net earnings	$4,981,000	$3,895,000

The above financial information is presented using other than generally accepted accounting principles ("non-GAAP") and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted earnings before income taxes is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land. Non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land including the tax effect using our federal statutory tax rate as we had available state net operating losses and the impact of the Tax Cuts and Jobs Act. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings which is determined in accordance with GAAP.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $6,775,000 in 2019 compared to $6,951,000 in 2018.  The decrease was primarily from lower operating earnings in 2019 compared to 2018, partially offset by the contributions to our defined benefit pension plan of $1,750,000 in 2018.

Net cash provided by investing activities was $1,267,000 in 2019 compared to $3,919,000 in 2018.  Capital expenditures of $6,446,000 in 2019 related primarily to costs associated with replacing our NASCAR Cup Series garage, and to a lesser extent, other improvements at our Dover facility.  Capital expenditures of $992,000 in 2018 related primarily to improvements at our Dover facility and equipment purchases.  In 2019, we closed on the sale of approximately 141 acres of land at our Nashville Superspeedway facility for proceeds of $6,664,000, net of closing costs.  Also, in the first quarter of 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs.  On March 2, 2018, we closed on the sale of approximately 147 acres of land at our Nashville Superspeedway facility for proceeds of $4,945,000, net of closing costs. In June of 2019, we extended an option to purchase land at our Nashville facility and received a $500,000 non-refundable deposit in return – see further discussion below.

Net cash used in financing activities was $4,416,000 in 2019 compared to $6,920,000 in 2018.  During 2019, we borrowed $4,180,000 from our revolving line of credit, all of which was repaid during the same period.  We had net repayments on our outstanding line of credit of $3,240,000 in 2018. We paid $3,642,000 and $2,930,000 in cash dividends during 2019 and 2018, respectively.  During 2019 and 2018, respectively, we purchased and retired 315,840 and 308,928 shares of our outstanding common stock for $643,000 and $656,000 from the open market.  Additionally, we purchased and retired 48,457 and 47,236 shares of our outstanding common stock for $96,000 and $94,000 during 2019 and 2018, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan. As a result of amending our credit agreement in September 2019, we paid $35,000 in bank fees.

At December 31, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. On September 24, 2019, we modified the credit agreement to: extend the maturity date to January 1, 2022; and reduce the total available borrowings under the facility from $35,000,000 to $30,000,000. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At December 31, 2019, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility. At December 31, 2019, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at December 31, 2019. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel.  Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 1,000 acres. At December 31, 2019 and 2018, $21,282,000 and $23,567,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statement of earnings. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000. At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheet.

We promoted six racing events in 2019 and 2018 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020. NASCAR’s regional series events are sanctioned on an annual basis.

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

NASCAR is operating under a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Cup Series races, 14 Xfinity Series races and the entire Gander RV & Outdoors Truck Series (along with practice and qualifying) from 2015 through 2024. The agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The agreement also allows re-telecast of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Cup Series races which started in 2013.

NASCAR also operates under a ten-year comprehensive agreement with NBC Sports Group granting NBCUniversal ("NBC") exclusive rights to 20 NASCAR Cup Series races, 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Further, NBC has been granted Spanish-language rights, certain video-on-demand rights and exclusive 'TV Everywhere' rights for its NASCAR Cup Series and NASCAR Xfinity Series events.

Looking forward, our 2020 sanction agreements with NASCAR contain an increase of approximately 4 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for an increase in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.3 percent.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it is scheduled to return on June 18-21, 2020. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with approximately 120 musical acts. In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  We entered into an amended agreement with RFGV Festivals granting them two 5 year options to extend our facility rental agreement through 2032 (from its original expiration date of 2022) in exchange for a rental commitment to secure our property for up to two festivals per year.  Rent is at differing rates depending on how many events are actually held.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $1,000,000 on capital expenditures during 2020. We have no minimum required pension contributions for 2020, but will consider making additional contributions.

Contractual Obligations

At December 31, 2019, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2020	2021 – 2022	2023 – 2024	Thereafter
Contingent obligation(a)	$3,389,000	$—	$328,000	$727,000	$2,334,000
Purchase obligation(b)	731,000	731,000	—	—	—
Lease payments	197,000	82,000	115,000	—	—
Total contractual cash obligation	$4,317,000	$813,000	$443,000	$727,000	$2,334,000

(a)    In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at December 31, 2019. Annual principal payments on these bonds range from $1,000,000 in September 2020 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority, and therefore, have historically not been required to be recorded on our consolidated balance sheet. If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. The amounts above represent our best estimate of the amounts we will be required to pay per period.

As of December 31, 2019 and 2018, $637,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011 we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and property tax assumptions, a provision to increase the contingent obligation was recorded in the amount of $1,005,000, $424,000, and $158,000 in 2019, 2018 and 2017, respectively, and the contingent obligation is $3,389,000 at December 31, 2019. See NOTE 11 – Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

(b)    In the third quarter of 2019, management approved plans to remove certain grandstand seating following the completion of our 2019 race season and entered into a contract for the removal of that grandstand seating, which will be completed in the first quarter of 2020.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2019, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $2,462,000, which decreased by $4,543,000 in 2019, primarily from the expiration of certain of these net operating loss carry-forwards. These state net operating losses are related to our Nashville facility that has not produced taxable income from operations and no longer hosts events. Valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

See NOTE 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

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

Based on their evaluation as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

(c)       Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2020.

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

Executive Officers of the Registrant. As of December 31, 2019, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and
	Chief Executive Officer	73	11/79 to date

Michael A. Tatoian	Executive Vice President
	and Chief Operating Officer	59	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance
	and Chief Financial Officer	53	04/08 to date

Klaus M. Belohoubek	Sr. Vice President-General
	Counsel and Secretary	60	07/99 to date

Thomas Wintermantel	Treasurer and Assistant Secretary	61	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 20 years and prior to that served as Vice Chairman of the Board.

Denis McGlynn has served as our President and Chief Executive Officer for 40 years.

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

Timothy R. Horne has been Sr. Vice President-Finance and Chief Financial Officer since April 2008. Mr. Horne was also the Chief Financial Officer of Dover Motorsports, Inc. from 1996 until its 2002 spin-off of Gaming.

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

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2020.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2020.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Refer to NOTE 8 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion. Securities authorized for issuance under equity compensation plans at December 31, 2019 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,265,000

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2020.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2020.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 26.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated March 1, 2017 (incorporated herein by reference to Exhibit 3.2 to the Form 10-K filed on March 1, 2017).

4.1	Description of Capital Stock.

4.2	Rights Agreement, dated as of June 14, 2016 between Dover Motorsports, Inc. and Computershare Inc. (incorporated herein by reference to Exhibit 4.1 to the Form 8-A filed on June 10, 2016).

10.1	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.2	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.3	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the spring National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event for the years 2016 - 2020 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 23, 2016).

10.4	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the fall National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event for the years 2016 - 2020 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated February 23, 2016).

10.5	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 17, 2006).

10.6	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated July 26, 2007).

10.7	Amendment to Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated April 23, 2019 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K dated April 26, 2019).

10.8	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K dated February 17, 2006).

10.9	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K dated February 17, 2006).

10.10	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 4, 2008).

10.11	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q dated August 6, 2004).

10.12	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 5, 2008).

10.13	Amendment to certain agreements between Dover Motorsports, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.14	Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 28, 2014).

10.15	Form of Restricted Stock Grant Agreement Used With Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 3, 2020).

10.16	Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 9, 2012).

10.17	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 12, 2011).

10.18	Modification Letter to Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 2, 2012).

10.19	Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 29, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2013).

10.20	Third Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and Citizens Bank, N.A., as agent, dated as of September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 16, 2016).

10.21	Fourth Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and Citizens Bank, N.A., as agent, dated as of September 24, 2019 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 24, 2019).

10.22	Option to Purchase Agreement between PDC TN/FL LLC and Nashville Speedway, USA, Inc., dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated June 25, 2019).

10.23	Second Amendment to Option to Purchase Agreement between PDC TN/FL LLC) and Nashville Speedway, USA, Inc., dated as of June 25, 2019 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated June 25, 2019).

21.1	Subsidiaries

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Balance Sheets as of December 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (iv) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 5, 2020	Dover Motorsports, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer	March 5, 2020
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President – Finance,	March 5, 2020
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 5, 2020
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 5, 2020
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 5, 2020
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 5, 2020
R. Randall Rollins

/s/ Denis McGlynn	As Attorney-in-Fact	March 5, 2020
Denis McGlynn	and Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dover Motorsports, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 1996.

Philadelphia, Pennsylvania
March 5, 2020

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2019	2018	2017
Revenues:
Admissions	$4,968	$5,694	$6,657
Event-related	6,713	8,410	8,303
Broadcasting	34,267	32,905	31,775
Other	15	7	7
	45,963	47,016	46,742
Expenses:
Operating and marketing	29,241	29,277	28,764
General and administrative	7,524	7,310	7,347
Depreciation	4,353	3,285	3,566
Costs to remove long-lived assets	1,170	—	286
	42,288	39,872	39,963

Gain on sale of land	4,325	2,413	—

Operating earnings	8,000	9,557	6,779

Interest income (expense), net	22	(62)	(169)
Provision for contingent obligation	(1,005)	(424)	(158)
Other income (expense), net	269	(4)	85

Earnings before income taxes	7,286	9,067	6,537

Income tax (expense) benefit	(1,786)	(2,178)	1,889

Net earnings	5,500	6,889	8,426

Change in pension net actuarial loss and prior service cost,
net of income taxes	(333)	155	(70)

Unrealized gains on equity investments, net of income taxes	—	—	22

Comprehensive income	$5,167	$7,044	$8,378

Net earnings per common share (Note 2):
Basic	$0.15	$0.19	$0.23
Diluted	$0.15	$0.19	$0.23

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$7,577	$3,951
Accounts receivable	645	676
Inventories	18	21
Prepaid expenses and other	1,186	1,055
Income taxes receivable	283	—
Assets held for sale	—	531
Total current assets	9,709	6,234

Property and equipment, net	50,075	48,137
Nashville Superspeedway facility	21,282	23,567
Right of use asset	188	—
Other assets	1,212	1,015
Total assets	$82,466	$78,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119	$187
Accrued liabilities	3,710	3,083
Payable to Dover Downs Gaming & Entertainment, Inc	—	9
Income taxes payable	—	118
Contract liabilities	976	1,140
Total current liabilities	4,805	4,537

Revolving line of credit	—	—
Liability for pension benefits	1,016	773
Lease liability	112	—
Non-refundable deposit	500	—
Provision for contingent obligation	3,389	2,384
Deferred income taxes	8,676	8,371
Total liabilities	18,498	16,065

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,823,979 and 18,250,440, respectively	1,782	1,805
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	100,994	101,416
Accumulated deficit	(36,968)	(38,826)
Accumulated other comprehensive loss	(3,691)	(3,358)
Total stockholders’ equity	63,968	62,888
Total liabilities and stockholders’ equity	$82,466	$78,953

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net earnings	$5,500	$6,889	$8,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,353	3,285	3,566
Amortization of credit facility fees	61	63	65
Stock-based compensation	294	302	364
Deferred income taxes	413	(966)	(4,286)
Provision for contingent obligation	1,005	424	158
(Gains) losses on equity investments	(162)	90	—
Gain on sale of land	(4,325)	(2,413)	—
Changes in assets and liabilities:
Accounts receivable	31	(200)	(57)
Inventories	3	(6)	2
Prepaid expenses and other	(181)	37	(97)
Accounts payable	(8)	66	(252)
Accrued liabilities	407	38	(3)
Payable to/receivable from Dover Downs Gaming & Entertainment, Inc	(9)	2	—
Income taxes payable/receivable	(380)	1,284	(699)
Contract liabilities	(164)	(109)	(106)
Liability for pension benefits	(63)	(1,835)	(1,248)
Net cash provided by operating activities	6,775	6,951	5,833

Investing activities:
Capital expenditures	(6,446)	(992)	(1,877)
Proceeds from sale of land, net	7,224	4,945	—
Non-refundable deposit received	500	—	—
Purchases of equity investments	(51)	(124)	(176)
Proceeds from sale of equity investments	40	90	145
Net cash provided by (used in) investing activities	1,267	3,919	(1,908)

Financing activities:
Borrowings from revolving line of credit	4,180	12,260	25,680
Repayments on revolving line of credit	(4,180)	(15,500)	(26,280)
Dividends paid	(3,642)	(2,930)	(2,944)
Repurchase of common stock	(739)	(750)	(381)
Credit facility fees	(35)	—	—
Net cash used in financing activities	(4,416)	(6,920)	(3,925)

Net increase in cash	3,626	3,950	—
Cash, beginning of year	3,951	1	1
Cash, end of year	$7,577	$3,951	$1

Supplemental information:
Interest (received) paid	$(72)	$72	$368
Income tax payments	$1,752	$1,861	$3,097
Change in accounts payable for capital expenditures	$(60)	$60	$(34)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Our Dover facility promoted the following six events during 2019, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and October);

•	2 NASCAR Xfinity Series events (May and October);

•	1 NASCAR Gander RV & Outdoors Truck Series event (May); and

•	1 NASCAR ARCA Menards Series East event (October).

In 2020, we are scheduled to once again promote these six events at Dover International Speedway, with the events that were held in October 2019 to be held in August 2020. Total revenues from these events were approximately 96% of total revenues in each of 2019, 2018 and 2017.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it is scheduled to return on June 18-21, 2020. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with approximately 120 musical acts. In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel.  Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 1,000 acres. At December 31, 2019 and 2018, $21,282,000 and $23,567,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statement of earnings. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000. At December 31, 2018, the fair value of the land was reported as assets held for sale in our consolidated balance sheet.

NOTE 2 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are reported at fair-value in other assets in our consolidated balance sheets. Prior to 2018, changes in fair value were reported in other comprehensive income (loss). Upon adopting Accounting Standards Update (“ASU”) No. 2016-01 on January 1, 2018, changes in fair value are reported in other income. See NOTE 7 – Pension Plans, NOTE 8 – Stockholders’ Equity and NOTE 9 – Fair Value Measurements for further discussion.

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and do not bear interest.

Inventories—Inventories of items for resale are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis.

Prepaid expenses and other - Prepaid expenses and other current assets consist primarily of amounts paid for expenses expected to be recognized within a year, and include the following at December 31:

	2019	2018
Insurance	$692,000	$554,000
Property taxes	322,000	296,000
Other	172,000	205,000
	$1,186,000	$1,055,000

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

During the second quarter of 2019, we entered into certain operating leases with 36 month terms.  At December 31, 2019, our consolidated balance sheet included a right of use asset of $188,000, a long-term lease liability of $112,000, and a short-term lease liability, which is included in accrued liabilities, of $76,000.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2019, our valuation allowance on state net operating loss carry-forwards net of federal income taxes was $2,462,000, which decreased by $4,543,000 in 2019, primarily from the expiration of certain of these net operating loss carry-forwards. These state net operating losses are related to our Nashville facility that has not produced taxable income from operations and no longer hosts events. As such, the valuation allowances fully reserve the state net operating loss carryforwards, net of federal tax benefit.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheet until the event is held. As of December 31, 2019, contract liabilities in our consolidated balance sheet relate to 2020 events. As of December 31, 2018, contract liabilities in our consolidated balances sheets related to 2019 events. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $538,000, $685,000, and $612,000 of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the liability activity related to contracts with customers for the years ended December 31:

	2019	2018	2017
Balance, beginning of year	$1,140	$1,249	$1,355
Reductions from beginning balance	(1,140)	(1,249)	(1,355)
Additional liabilities recorded during the year	8,811	9,941	11,650
Reduction of additional liabilities recorded during the year, not from beginning balance	(7,835)	(8,801)	(10,401)
Balance, end of year	$976	$1,140	$1,249

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2020 and beyond of approximately $4,300,000 at December 31, 2019.

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

Expense recognition—The cost of advertising is expensed as incurred. Advertising expenses were $1,000,000, $1,205,000, and $1,195,000 in 2019, 2018 and 2017, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed. As a result of adopting Financial Accounting Standards Board (“FASB”) ASU No. 2014-09, Revenue from Contracts with Customers, during the year ended December 31, 2018 certain expenses previously deferred until an event occurred are now expensed as incurred.

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

	2019	2018	2017
Net earnings per common share – basic and diluted:
Net earnings	$5,500	$6,889	$8,426
Allocation to nonvested restricted stock awards	(87)	(111)	(133)
Net earnings available to common stockholders	$5,413	$6,778	$8,293

Weighted-average shares outstanding	35,946	36,130	36,275

Net earnings per common share – basic and diluted	$0.15	$0.19	$0.23

There were no options outstanding during 2019, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $294,000, $302,000, and $364,000 as general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively. We recorded income tax benefits of $71,000, $83,000, and $167,000 for the years ended December 31, 2019, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted the standard in the first quarter of 2019 using the prospective adoption approach and electing the practical expedient to not recognize lease assets and liabilities for leases with terms of twelve months or less.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018. In accordance with the standard, we reclassified $73,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018. See NOTE 8 – Stockholders’ Equity. Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of earnings. See NOTE 9 – Fair Value Measurements.

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

Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018 using the retrospective with cumulative effect method. We reviewed our sponsorship agreements, sanctioning agreements and other contracts, as well as our accounting for certain costs associated with our events. The adoption of the new revenue standard did not have a material impact on our revenues, results of operations or financial position. However, we expanded certain disclosures as required. See Revenue recognition above.

NOTE 3 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2019	2018
Land	$15,286,000	$15,286,000
Facilities	92,811,000	86,725,000
Furniture, fixtures and equipment	9,087,000	8,893,000
Construction in progress	163,000	275,000
	117,347,000	111,179,000
Less accumulated depreciation	(67,272,000)	(63,042,000)
	$50,075,000	$48,137,000

In the third quarter of 2019, management approved plans to remove certain grandstand seating following the completion of our 2019 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded accelerated depreciation expense of $1,172,000 in 2019 related to these assets.  We incurred costs of $1,170,000 in 2019 to remove seating which is included in costs to remove long-lived assets in our consolidated statement of earnings.  We expect to incur costs of approximately $300,000 during the first quarter of 2020 to complete the removal of these assets. Approximately $731,000 of the total project cost has been paid as of December 31, 2019.

In September 2018, we entered into negotiations to sell a parcel of land we own near St. Louis. The sale closed in January 2019 with proceeds, less closing costs, of $531,000. As a result, we recorded a loss of $99,000 on sale of land in our consolidated statements of earnings for 2018. At December 31, 2018, $531,000 representing the fair value of the land is reported as assets held for sale in our consolidated balance sheet.

In the fourth quarter of 2017, we made the decision to not complete certain facility improvements. Costs previously capitalized of $186,000 were charged to depreciation expense in 2017.

In the fourth quarter of 2016, we began removing certain grandstand seating that had been taken out of service and written-off in 2015. We incurred costs of $286,000 in the first quarter of 2017 to remove the seating which is included in costs to remove long-lived assets in our consolidated statement of earnings.

NOTE 4 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2019	2018
Payroll and related items	$434,000	$383,000
Real estate taxes	943,000	962,000
Pension	1,305,000	1,146,000
Grandstand removal cost	439,000	—
Other	589,000	592,000
	$3,710,000	$3,083,000

NOTE 5 – Long-Term Debt

At December 31, 2019, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. On September 24, 2019, we modified the credit agreement to: extend the maturity date to January 1, 2022; and reduce the total available borrowings under the facility from $35,000,000 to $30,000,000. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At December 31, 2019, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At December 31, 2019, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at December 31, 2019. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 6 – Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$(1,251,000)	$(2,461,000)	$(1,835,000)
State	(122,000)	(683,000)	(562,000)
	(1,373,000)	(3,144,000)	(2,397,000)
Deferred:
Federal	(219,000)	929,000	4,353,000
State	(194,000)	37,000	(67,000)
	(413,000)	966,000	4,286,000
Total income tax (expense) benefit	$(1,786,000)	$(2,178,000)	$1,889,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2019	2018	2017
Federal tax at statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	65.8%	19.8%	8.8%
Valuation allowance	(62.4)%	(14.2)%	(2.5)%
Tax Cuts and Jobs Act	—	—	(69.3)%
Other	0.1%	(2.6)%	(0.9)%
Effective income tax rate	24.5%	24.0%	(28.9)%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2019	2018
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,905,000	$1,524,000
Net operating loss carry-forwards	2,989,000	7,602,000
Total deferred income tax assets	4,894,000	9,126,000
Valuation allowance	(2,462,000)	(7,005,000)
Net deferred income tax assets	2,432,000	2,121,000

Deferred income tax liabilities:
Depreciation	(11,108,000)	(10,492,000)
Total deferred income tax liabilities	(11,108,000)	(10,492,000)
Net deferred income tax liability	$(8,676,000)	$(8,371,000)

Amounts recognized in the consolidated balance sheets:
Noncurrent deferred income tax liabilities	$(8,676,000)	$(8,371,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2032). At December 31, 2019, we have available state net operating loss carryforwards of $58,204,000. Valuation allowances which fully reserve the state net operating loss carryforwards, net of federal tax benefit, decreased in 2019, 2018, and 2017 by $4,543,000, $1,286,000, and $163,000, respectively.

The passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018 requiring us to revalue our net deferred federal tax liabilities at December 31, 2017. This resulted in a $4,531,000 decrease in our net deferred income tax liabilities, with a corresponding deferred income tax benefit.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in 2019, 2018 or 2017. As of December 31, 2019 and 2018, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2019, tax years after 2015 remain open to examination for federal and Delaware income tax purposes.

NOTE 7 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees' remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $1,182,000 and $995,000 as of December 31, 2019 and 2018, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 9 – Fair Value Measurements).

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$13,359,000	$14,268,000
Interest cost	516,000	463,000
Actuarial loss (gain)	1,998,000	(976,000)
Benefits paid	(418,000)	(396,000)
Benefit obligation at end of year	15,455,000	13,359,000

Change in plan assets:
Fair value of plan assets at beginning of year	11,440,000	10,299,000
Actual gain (loss) on plan assets	2,108,000	(216,000)
Employer contribution	~~-----~~	1,750,000
Benefits paid	(418,000)	(396,000)
Other	4,000	3,000
Fair value of plan assets at end of year	13,134,000	11,440,000

Unfunded status	$(2,321,000)	$(1,919,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2019	2018
Accrued liabilities	$(1,305,000)	$(1,146,000)
Liability for pension benefits	(1,016,000)	(773,000)
	$(2,321,000)	$(1,919,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit at December 31 are as follows:

	2019	2018
Net actuarial loss, pre-tax	$6,176,000	$5,708,000

The components of net periodic pension benefit for our defined benefit pension plans for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Interest cost	$516,000	$463,000	$468,000
Expected return on plan assets	(727,000)	(699,000)	(644,000)
Recognized net actuarial loss	149,000	151,000	143,000
	$(62,000)	$(85,000)	$(33,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings and comprehensive income.

For the year ending December 31, 2020, we expect to recognize the following amount as a component of net periodic benefit which is included in accumulated other comprehensive loss as of December 31, 2019:

Actuarial loss	$161,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2019, 2018 and 2017, and the actuarial value of the benefit obligation at December 31, 2019 and 2018 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2019	2018	2017	2019	2018
Weighted-average discount rate	4.4%	3.8%	4.2%	3.4%	4.4%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	6.5%	6.5%	8.0%	n/a	n/a

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

For 2019, we assumed a long-term rate of return on plan assets of 6.5%. In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2018 pension liability, we used the Society of Actuaries' ("SOA") RP-2014 mortality tables and the MP-2018 mortality improvement tables, which along with a higher discount rate, resulted in a decrease in our benefit obligation and accumulated other comprehensive loss at December 31, 2018.  For 2019, we adopted the Society of Actuaries' ("SOA") Pri-2012 mortality tables and the MP-2019 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2019.

Historically, our investment goals were to achieve a combination of moderate growth of capital and income with moderate risk.  Acceptable investment vehicles included mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities. Our target allocations for plan assets were 60% equities and 40% fixed income. Of the equity portion, 50% were invested in passively managed securities using ETFs and the other 50% were invested in actively managed investment vehicles. We addressed diversification by investing in mutual funds and ETFs which held large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources).  A sufficient percentage of investments were readily marketable in order to be sold to fund benefit payment obligations as they became payable. Beginning in 2018, our investment strategy changed to a liability driven investment policy. Our asset management decisions are largely determined by the sum of current and future liabilities of our pension plan. Our liability driven investment strategies involve hedging, in whole or in part, the plan’s exposure to changes in interest rates and inflation. Our liability driven investments consist of exchange traded mutual funds that may have underlying investments in hedge funds that are comprised of bonds, swaps and other derivatives that over time seeks to achieve a return that matches or exceeds the growth in projected pension plan liabilities and duration. Our target allocations for plan assets are 20% equities and 80% liability hedges.

The fair values of our pension assets as of December 31, 2019 by asset category are as follows (refer to NOTE 9 – Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$995,000	$995,000	$—	$—
Equity-mid cap	502,000	502,000	—	—
Equity-small cap	560,000	560,000	—	—
Equity-international	667,000	667,000	—	—
Fixed income	10,358,000	10,358,000	—	—
Money market	52,000	52,000	—	—
Total mutual funds/ETFs	$13,134,000	$13,134,000	$—	$—

The fair values of our pension assets as of December 31, 2018 by asset category are as follows (refer to NOTE 9 – Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$770,000	$770,000	$—	$—
Equity-mid cap	374,000	374,000	—	—
Equity-small cap	453,000	453,000	—	—
Equity-international	560,000	560,000	—	—
Fixed income	8,798,000	8,798,000	—	—
Money market	485,000	485,000	—	—
Total mutual funds/ETFs	$11,440,000	$11,440,000	$—	$—

We have no minimum required pension contributions for 2020, but will consider making additional contributions.

Estimated future benefit payments are as follows:

2020	$1,832,000
2021	$587,000
2022	$589,000
2023	$648,000
2024	$652,000
2025-2029	$3,520,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In 2019, 2018 and 2017, we recorded expenses of $120,000, $112,000, and $80,000, respectively, related to the SERP. During 2019, 2018 and 2017, we contributed $108,000, $85,000, and $96,000 to the plan, respectively. The liability for SERP pension benefits was $120,000 and $108,000 as of December 31, 2019 and 2018, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $118,000, $129,000, and $123,000 in 2019, 2018 and 2017, respectively.

NOTE 8 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,828	$1,851	$101,858	$(48,340)	$(3,392)
Net earnings	—	—	—	8,426	—
Dividends paid, $0.08 per share	—	—	—	(2,944)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	364	—	—
Repurchase and retirement of common stock	(18)	—	(363)	—	—
Unrealized gain on available-for-sale securities, net of income tax expense of $15	—	—	—	—	22
Change in net actuarial loss and prior service cost, net of income tax benefit of $48	—	—	—	—	(70)
Balance at December 31, 2017	1,825	1,851	101,844	(42,858)	(3,440)
Adoption of ASU 2016-01 (see NOTE 2)	—	—	—	73	(73)
Net earnings	—	—	—	6,889	—
Dividends paid, $0.08 per share	—	—	—	(2,930)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	302	—	—
Repurchase and retirement of common stock	(35)	—	(715)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $60	—	—	—	—	155
Balance at December 31, 2018	1,805	1,851	101,416	(38,826)	(3,358)
Net earnings	—	—	—	5,500	—
Dividends paid, $0.10 per share	—	—	—	(3,642)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	294	—	—
Repurchase and retirement of common stock	(37)	—	(702)	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $135	—	—	—	—	(333)
Balance of December 31, 2019	$1,782	$1,851	$100,994	$(36,968)	$(3,691)

As of December 31, 2019 and 2018, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2019	2018
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,485,000, and $2,350,000, respectively	$(3,691,000)	$(3,358,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. During the years ended December 31, 2019, 2018 and 2017, we purchased and retired 315,840, 308,928, and 130,741 shares of our outstanding common stock at an average purchase price of $1.99, $2.08 and $2.07 per share, respectively, not including nominal brokerage commissions. At December 31, 2019, we had remaining repurchase authority of 384,809 shares.

During the years ended December 31, 2019, 2018 and 2017, we purchased and retired 48,457, 47,236, and 46,179 shares of our outstanding common stock at an average purchase price of $1.99, $2.00 and $2.27 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. As of December 31, 2019, there were 1,265,000 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	592,800	$2.24
Granted	143,000	$1.99
Vested	(145,000)	$2.26
Forfeited	(16,000)	$2.17
Nonvested at December 31, 2019	574,800	$2.17

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 based on the weighted average grant date fair value was $328,000, $288,000, and $267,000, respectively. The grant-date fair value per share of nonvested restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 was $1.99, $2.00, and $2.27, respectively. We recorded compensation expense of $294,000, $302,000, and $364,000 related to restricted stock awards for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $646,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

NOTE 9 – Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2019 and 2018:

	Total	Level 1	Level 2	Level 3
2019
Equity investments	$1,182,000	$1,182,000	$—	$—

2018
Equity investments	$995,000	$995,000	$—	$—

Our equity investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our equity investments for the year ended December 31, 2019 are as follows:

Net gains recognized during the period on equity investments	$162,000
Less: net gains recognized during the period on equity investments sold during the period	—
Unrealized gains recognized during the period on equity investments still held at period end	$162,000

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

There were no borrowings outstanding under our credit facility at December 31, 2019 or 2018. Borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe would approximate fair value.

The following table summarizes the valuation of our pricing levels for non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
2018
Long-lived assets held for sale	$531,000	$—	$—	$531,000

Fair value of the long-lived assets held for sale was determined using a valuation methodology which gave specific consideration to the value of the owned real estate.

NOTE 10 – Related Party Transactions

During the years ended December 31, 2019, 2018 and 2017, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000, $1,775,000 and $1,862,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $110,000, $189,000 and $187,000, respectively, to Gaming for the years ended December 31, 2019, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $847,000 and $903,000 during the years ended December 31, 2018 and 2017, respectively.  Additionally, we invoiced Gaming $15,000, and $211,000 and $224,000, respectively, during 2019, 2018 and 2017, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  As of December 31, 2018, our consolidated balance sheet included a $9,000 payable to Gaming for the aforementioned items.  We settled these items in January of 2019.  Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger, and therefore, was no longer related through common ownership. Accordingly, the amounts reflected above for the year ended December 31, 2019 are only through March 28, 2019. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 – Commitments and Contingencies

We lease equipment with leases expiring at various dates through 2022. Total rental expense charged to operations amounted to $47,000, $67,000, and $67,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at December 31, 2019. Annual principal payments on these bonds range from $1,000,000 in September 2019 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2019 and 2018, $637,000 and $1,052,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property tax assumptions, a provision to increase the contingent obligation was recorded in the amount of $1,005,000, $424,000, and $158,000 in 2019, 2018 and 2017, respectively, and the contingent obligation is $3,389,000 at December 31, 2019. An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,100,000 to $9,900,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,300,000 and $3,100,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 12 – Quarterly Results (unaudited)

	March 31(a)	June 30	September 30(b)	December 31(c)
Year Ended December 31, 2019
Revenues	$129,000	$24,838,000	$202,000	$20,794,000
Operating (loss) earnings	$(3,496,000)	$7,634,000	$(516,000)	$4,378,000
Net (loss) earnings	$(2,490,000)	$5,501,000	$(414,000)	$2,903,000
Net (loss) earnings per share – basic and diluted	$(0.07)	$0.15	$(0.01)	$0.08
Year Ended December 31, 2018
Revenues	$226,000	$25,812,000	$227,000	$20,751,000
Operating (loss) earnings	$(1,246,000)	$8,954,000	$(4,062,000)	$5,911,000
Net (loss) earnings	$(992,000)	$6,508,000	$(2,699,000)	$4,072,000
Net (loss) earnings per share – basic and diluted	$(0.03)	$0.18	$(0.07)	$0.11

(a)	In the first quarter of 2019, we closed on the sale of land at our Nashville Superspeedway facility resulting in a gain of $139,000 ($110,000 after income taxes). See Note 1 – Business Operations.

In the first quarter of 2018, we closed on the sale of land at our Nashville Superspeedway facility resulting in a gain of $2,512,000 ($1,984,000 after income taxes). See NOTE 1 – Business Operations.

(b)	In the third quarter of 2019, we closed on the sale of land at our Nashville Superspeedway facility resulting in a gain of $4,186,000 ($3,307,000 after income taxes). See NOTE 1 – Business Operations.

During the third quarter of 2019, we made the decision to remove certain grandstand seating at our Dover International Speedway facility at the end of the 2019 race season. As a result, we shortened the service lives of these assets which results in accelerated depreciation of $879,000 ($634,000 after income taxes) in the third quarter. See NOTE 3 – Property and Equipment.

In the third quarter of 2018, we entered into negotiations to sell a parcel of land we own near St. Louis. As a result, we recorded a loss of $99,000 ($76,000 after income taxes) on sale of land. See NOTE 1 – Business Operations.

(c)	During the third quarter of 2019, we made the decision to remove certain grandstand seating at our Dover International Speedway facility at the end of the 2019 race season. As a result, we shortened the service lives of these assets which results in accelerated depreciation of $293,000 ($211,000 after income taxes) in the fourth quarter. See NOTE 3 – Property and Equipment.

Related to the decision to remove grandstand seats at Dover International Speedway, we incurred $1,170,000 ($844,000 after income taxes) of costs to remove these assets in the fourth quarter of 2019. See NOTE 3 – Property and Equipment.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts due to differences in the weighted-average common shares outstanding during each period.

Our operations are seasonal in nature. In 2019 and 2018, three NASCAR racing events were held in the second quarter and three in the fourth quarter.