Form 10-Q
period 2020-03-31
DOVER MOTORSPORTS INC
filed 2020-05-05
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock -	17,903,407 shares
Class A Common Stock -	18,509,975 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Event-related	$204	$129

Expenses:
Operating and marketing	988	1,055
General and administrative	1,987	1,916
Depreciation	768	793
Costs to remove long-lived assets	341	—
	4,084	3,764

Gain on sale of land	—	139

Operating loss	(3,880)	(3,496)

Interest income (expense), net	3	(6)
Provision for contingent obligation	(369)	(111)
Other (expense) income, net	(138)	132

Loss before income taxes	(4,384)	(3,481)

Income tax benefit	1,244	991

Net loss	(3,140)	(2,490)

Change in net actuarial loss and prior service cost, net of income taxes	29	25

Comprehensive loss	$(3,111)	$(2,465)

Net loss per common share:
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$5,032	$7,577
Accounts receivable	777	645
Inventories	18	18
Prepaid expenses and other	1,265	1,186
Income taxes receivable	283	283
Total current assets	7,375	9,709

Property and equipment, net	49,430	50,075
Nashville Superspeedway facility	21,274	21,282
Right of use asset	169	188
Other assets	1,033	1,212
Total assets	$79,281	$82,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104	$119
Accrued liabilities	2,680	3,710
Contract liabilities	2,909	976
Total current liabilities	5,693	4,805

Liability for pension benefits	939	1,016
Lease liability	93	112
Non-refundable deposit	500	500
Provision for contingent obligation	3,757	3,389
Deferred income taxes	7,444	8,676
Total liabilities	18,426	18,498

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,903,407 and 17,823,979, respectively	1,790	1,782
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	100,984	100,994
Accumulated deficit	(40,108)	(36,968)
Accumulated other comprehensive loss	(3,662)	(3,691)
Total stockholders’ equity	60,855	63,968
Total liabilities and stockholders’ equity	$79,281	$82,466

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(3,140)	$(2,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	768	793
Amortization of credit facility fees	14	15
Stock-based compensation	92	108
Deferred income taxes	(1,244)	(991)
Provision for contingent obligation	369	111
Losses (gains) on equity investments	176	(87)
Gain on sale of land	—	(139)
Changes in assets and liabilities:
Accounts receivable	(132)	(1,168)
Prepaid expenses and other	(86)	(222)
Accounts payable	(15)	(39)
Accrued liabilities	(1,030)	(845)
Payable to Dover Downs Gaming & Entertainment, Inc.	—	(9)
Contract liabilities	1,933	3,356
Liability for pension benefits	(37)	(18)
Net cash used in operating activities	(2,332)	(1,625)

Investing activities:
Capital expenditures	(115)	(398)
Proceeds from sale of land and equipment, net	—	827
Purchases of equity investments	(196)	(4)
Proceeds from sale of equity investments	192	1
Net cash (used in) provided by investing activities	(119)	426

Financing activities:
Borrowings from revolving line of credit	180	—
Repayments on revolving line of credit	(180)	—
Repurchase of common stock	(94)	(200)
Net cash used in financing activities	(94)	(200)

Net decrease in cash	(2,545)	(1,399)
Cash, beginning of period	7,577	3,951
Cash, end of period	$5,032	$2,552

Supplemental information:
Interest received	$(17)	$(37)
Change in accounts payable for capital expenditures	$-	$(49)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2020. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Our Dover facility was scheduled to promote the following six events during 2020, all of which would be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and August);
•	2 NASCAR Xfinity Series events (May and August);
•	1 NASCAR Gander RV & Outdoors Truck Series event (May); and
•	1 NASCAR ARCA Menards Series East event (August).

Due to the impacts of the COVID-19 pandemic, our May NASCAR weekend has been postponed and we do not yet have a date for the rescheduling of any of the events that were postponed. It is possible that our May NASCAR Cup Series event will be moved to August and that we will hold a double header with back to back NASCAR Cup Series events held on Saturday and Sunday. It is also possible that none of these events are held or that they are held without fans present in the stands.  There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the outbreak and associated economic impacts could have a material adverse effect on our future financial condition, results of operations and cash flows.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, this year’s event was canceled. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with approximately 120 musical acts. In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 1,000 acres. At March 31, 2020 and December 31, 2019, $21,274,000 and $21,282,000 was reported as long term assets in our consolidated balance sheets, respectively.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statements of operations and comprehensive loss.

During September 2018, we entered into negotiations to sell a parcel of land we owned near St. Louis. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.

NOTE 3 – Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the asset’s estimated useful life. Accumulated depreciation was $68,030,000 and $67,272,000 as of March 31, 2020 and December 31, 2019, respectively.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held. As of March 31, 2020 and December 31, 2019, contract liabilities in our consolidated balance sheets relate to 2020 events. NASCAR has many contingency plans in place that would allow them to run the entire 2020 NASCAR Cup Series schedule, but they are all dependent on how the pandemic evolves. As of the date of this filing, the amount of refunds requested by our patrons for the postponed May events has been minimal. If our events are not held, or if the events were held without fans in attendance, we would offer to refund any ticket sales proceeds received to date, which were approximately $1.8 million at March 31, 2020. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. There was no revenue recorded from barter transactions for the three months ended March 31, 2020 or 2019.

The following table summarizes the liability activity related to contracts with customers for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of period	$976	$1,140
Reductions from beginning balance	—	—
Additional liabilities recorded during the period	1,974	3,356
Reduction of additional liabilities recorded during the period, not from beginning balance	(41)	—
Balance, end of period	$2,909	$4,496

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2021 and beyond of approximately $2,825,000 at March 31, 2020.

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

Expense recognition—The cost of advertising is expensed as incurred. Advertising expenses were $52,000 and $64,000 for the three months ended March 31, 2020 and 2019, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended March 31,
	2020	2019
Net loss per common share – basic and diluted:
Net loss	$(3,140)	$(2,490)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(3,140)	$(2,490)
Weighted-average shares outstanding – basic and diluted	35,834	36,032
Net loss per common share – basic and diluted	$(0.09)	$(0.07)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2020 or 2019.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $92,000 and $108,000 as general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively. We recorded income tax benefits of $8,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements— In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General. This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and requires retrospective adoption. The adoption of this ASU did not have a material impact on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This new standard makes changes to the disclosure requirements for fair value measurements to improve effectiveness of notes to the financial statements. ASU 2018-14 is effective for fiscal years beginning after December 15, 2019, and generally requires retrospective adoption. The adoption of this ASU did not have a material impact on our financial statement disclosures.

NOTE 4 – Long-Term Debt

At March 31, 2020, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. The credit facility expires on January 1, 2022. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At March 31, 2020, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility. At March 31, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at March 31, 2020. Assuming the 2020 NASCAR race schedule is not canceled due to the COVID-19 pandemic, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees' remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using similar actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $1,010,000 and $1,182,000 as of March 31, 2020 and December 31, 2019, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 – Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2020	2019
Interest cost	$108,000	$129,000
Expected return on plan assets	(185,000)	(181,000)
Recognized net actuarial loss	41,000	35,000
	$(36,000)	$(17,000)

The net periodic pension benefit is included in other income, net in our consolidated statements of operations and comprehensive loss.

We have no minimum required pension contributions for 2020.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In the three months ended March 31, 2020 and 2019, we recorded expenses of $30,000 and $27,000, respectively, related to the SERP. During the three months ended March 31, 2020 and 2019, we contributed $120,000 and $108,000 to the plan, respectively. The liability for SERP pension benefits was $30,000 and $120,000 as of March 31, 2020 and December 31, 2019, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $36,000 and $32,000 in the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity for the first quarter of 2020 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1,782	$1,851	$100,994	$(36,968)	$(3,691)
Net loss	—	—	—	(3,140)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	92	—	—
Repurchase and retirement of common stock	(5)	—	(89)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $11	—	—	—	—	29
Balance at March 31, 2020	$1,790	$1,851	$100,984	$(40,108)	$(3,662)

Changes in the components of stockholders’ equity for the first quarter of 2019 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$1,805	$1,851	$101,416	$(38,826)	$(3,358)
Net loss	—	—	—	(2,490)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	108	—	—
Repurchase and retirement of common stock	(10)	—	(190)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	25
Balance at March 31, 2019	$1,809	$1,851	$101,320	$(41,316)	$(3,333)

As of March 31, 2020 and December 31, 2019, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2020	December 31, 2019
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,474,000 and $2,485,000, respectively	$(3,662,000)	$(3,691,000)

As of March 31, 2019 and December 31, 2018, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2019	December 31, 2018
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,340,000 and $2,350,000, respectively	$(3,333,000)	$(3,358,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases during the first three months of 2020. During the first three months of 2019, we purchased 50,220 and retired 48,920 shares of our outstanding common stock at an average purchase price of $2.02 per share, not including nominal brokerage commissions. At March 31, 2020, we had remaining repurchase authority of 384,809 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. We granted 158,000 and 143,000 stock awards under this plan during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there were 1,135,000 shares available for granting options or stock awards.

During the three months ended March 31, 2020 and 2019, we purchased and retired 50,572 and 48,457 shares of our outstanding common stock at an average purchase price of $1.86 and $1.99 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

NOTE 7 – Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
March 31, 2020
Equity investments	$1,010,000	$1,010,000	$—	$—

December 31, 2019
Equity investments	$1,182,000	$1,182,000	$—	$—

Our equity investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our equity investments for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	2020	2019
Net (losses) gains recognized during the period on equity investments	$(176,000)	$87,000
Less: net gains recognized during the period on equity investments sold during the period	25,000	—
Unrealized (losses) gains recognized during the period on equity investments still held at period end	$(201,000)	$87,000

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 8 – Related Party Transactions

During the three months ended March 31, 2019, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000 to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $110,000 to Gaming for the three months ended March 31, 2019. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2019 spring NASCAR event weekend at Dover International Speedway, we invoiced Gaming $15,000 during the three months ended March 31, 2019 for tickets to the NASCAR event. Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger and therefore was no longer related through common ownership. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at March 31, 2020. Annual principal payments range from $1,100,000 in September 2020 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheets. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2020 and December 31, 2019, $558,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates, a provision to increase the contingent obligation was recorded in the amount of $369,000 and $111,000 in the three months ended March 31, 2020 and 2019, respectively, and the contingent obligation is $3,757,000 at March 31, 2020. An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

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

Results of Operations

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

We promoted no events during the first quarter of 2020 or 2019; therefore, revenues were minimal.

Operating and marketing expenses were $988,000 in the first quarter of 2020 as compared to $1,055,000 in the first quarter of 2019. The decrease was primarily due to lower employee related costs.

General and administrative expenses increased to $1,987,000 in the first quarter of 2020 from $1,916,000 in the first quarter of 2019, primarily from higher corporate insurance and real estate taxes.

Depreciation expense decreased to $768,000 in the first quarter of 2020 from $793,000 in the first quarter of 2019.

Costs to remove long-lived assets in 2020 related to the completion of a project that began in 2019 to remove and dispose of grandstand seating at our Dover facility.

Gain on sale of land in the first quarter of 2019 relates to the sales of approximately 8 acres of land at our Nashville facility.

Provision for contingent obligation was $369,000 in the first quarter of 2020 compared to $111,000 in the first quarter of 2019 as a result of a decrease in the discount rate.

Other expense of $138,000 in the first quarter of 2020 compared to other income of $132,000 in the first quarter of 2019, is primarily the result of losses on equity investments in the first quarter of 2020 compared with gains on equity investments in the first quarter of 2019.

Our effective income tax rates for the first quarter of 2020 and 2019 were 28.4% and 28.5%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $2,332,000 for the first quarter of 2020 compared to $1,625,000 for the first quarter of 2019. The higher net cash used in the first quarter of 2020 was primarily related to lower receipts for the upcoming race season due to NASCAR’s postponement of our May race weekend due to the COVID-19 pandemic.

Net cash used in investing activities for the first quarter of 2020 was $119,000 compared to net cash provided by investing activities of $426,000 for the first quarter of 2019. Capital expenditures of $115,000 in the first quarter of 2020 related primarily to equipment purchases. Capital expenditures of $398,000 in the first quarter of 2019 related primarily to engineering costs associated with replacing our Monster Energy NASCAR Cup Series garage and improvements to our skybox suites at our Dover facility. In January 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs. In March 2019, we closed on the sale of approximately 8 acres of land at our Nashville Superspeedway facility for proceeds of $267,000, net of closing costs. Additionally, we sold equipment in the first quarter of 2019 for proceeds of $29,000.

Net cash used in financing activities was $94,000 for the first quarter of 2020 compared to $200,000 for the first quarter of 2019. During the first three months of 2019, we purchased 50,220 shares of our outstanding common stock for $104,000 from the open market. Additionally, we purchased 50,572 and 48,457 shares of our outstanding common stock for $94,000 and $96,000 during the first three months of 2020 and 2019, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At March 31, 2020, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. The credit facility expires on January 1, 2022. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At March 31, 2020, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At March 31, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at March 31, 2020. Assuming the 2020 NASCAR race schedule is not canceled due to the COVID-19 pandemic, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011.  We lease the facility on a short term basis to third parties from time to time.  On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the purchaser’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the purchaser closed on the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. One parcel of 97.17 acres remains under the option agreement with a purchase price of $66,685 per acre.  The purchaser paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 1,000 acres. At March 31, 2020 and December 31, 2019, $21,274,000 and $21,282,000 was reported as long term assets in our consolidated balance sheets, respectively.

We promoted six racing events in 2019 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. We have entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020. NASCAR’s regional series events are sanctioned on an annual basis. See the coronavirus (COVID-19) pandemic discussion below.

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

COVID -19 Impacts

The United States economy in general and our business specifically have been dramatically affected by the COVID-19 pandemic. While response to the COVID-19 pandemic continues to rapidly evolve, it has led to stay-at-home orders, business closures and social distancing guidelines that have seriously disrupted activities in large segments of the economy. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the outbreak and associated economic impacts could have a material adverse effect on our future financial condition, results of operations and cash flows.

Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety and health of our employees, customers, sponsors, vendors and others with whom we partner in our business activities. Subject to that and through the use of appropriate risk mitigation and safety practices, we are doing everything we can to continue to prepare for future events in what is an unprecedented business environment. We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not adversely affected our ability to keep our administrative offices functioning, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

A number of states, counties and municipalities have issued orders (1) requiring persons not engaged in essential activities and businesses to remain at home, and (2) requiring non-essential businesses to close. This has affected the entire motorsports industry nationwide as auto racing is not considered an essential business and large outdoor events currently pose a significant risk to the health and safety of participants and customers. It also affects consumer confidence and a multitude of partners, sponsors and patrons that support the motorsports and auto racing industries.

The State of Delaware issued a State of Emergency which currently extends until May 15, 2020 and our facility in Dover is currently closed since it is classified as a non-essential business. Our May NASCAR weekend has been postponed and we do not yet have a date for the rescheduling of any of the events that were postponed. It is possible that our May NASCAR Series Cup event will be moved to August and that we hold a double header with back to back NASCAR Series Cup events held on Saturday and Sunday. It is also possible that none of these events are held or that they are held without fans present in the stands.

We do not have business interruption coverage that will respond to event cancellations or postponements caused by the COVID-19 pandemic. Despite this, and because fans are the lifeblood of our business, we have offered refunds or credits to customers affected by the postponement of our May NASCAR weekend. We may ultimately do the same for our August NASCAR weekend.

If no events are held in 2020, (a) we would not receive any broadcast revenues, admissions revenues, sponsor or hospitality revenues, concessions and reduced event related revenues, and (b) we would be able to avoid a certain amount of event-related expenses (which cannot be estimated at present), but (c) we would continue to have many fixed costs and employee costs.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, this year’s event was canceled. It is expected to return in 2021, but we cannot be assured of this. The cancellation of this festival results in the loss of rental income to us since we lease our property for the event and it also results in the loss of certain concession revenues.

We initiated a limited number of furloughs for employees that are unable to work from home, but are continuing their health care benefits for the time being.  We may need to initiate additional furloughs or reduce staff depending on how long the pandemic continues. Additionally, we are reviewing all other indirect expenses for possible savings. Based on current business conditions and considering the possible impacts of the COVID -19 pandemic, we have reduced our planned capital expenditures for the year and expect to spend approximately $350,000 on capital expenditures during the remainder of 2020. We have no minimum required pension contributions for 2020.

NASCAR has many contingency plans in place that would allow them to run the entire NASCAR Cup Series schedule, but they are all dependent on how the pandemic evolves. Our cash flows from operating activities will be dependent on whether NASCAR is able to reschedule all or a portion of its events and whether fans will be able to attend these events. As of the date of this filing, the amount of refunds requested by our patrons for the postponed May events has been minimal. If our events are not held, or if the events were held without fans in attendance, we would offer to refund any ticket sales proceeds received to date, which were approximately $1.8 million at March 31, 2020. In any case, we expect that our net cash flows from operating activities, available cash and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At March 31, 2020, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2020	2021 – 2022	2023 – 2024	Thereafter
Contingent obligation(a)	$3,757,000	$—	$420,000	$768,000	$2,569,000
Lease payments	176,000	61,000	115,000	—	—
Total contractual cash obligations	$3,933,000	$61,000	$535,000	$768,000	$2,569,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at March 31, 2020. Annual principal payments range from $1,100,000 in September 2020 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheets. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2020 and December 31, 2019, $558,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Nashville Superspeedway no longer promotes motorsports events and has not entered into sanction agreements with NASCAR since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates, the provision for contingent obligation increased by $369,000 and $111,000 in the three months ended March 31, 2020 and 2019, respectively, and is $3,757,000 at March 31, 2020. See NOTE 9 – Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

Related Party Transactions

See NOTE 8 – Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See NOTE 3 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. Please refer to our Form 10-K for the year ended December 31, 2019 filed on March 5, 2020 for a discussion of risk factors. In addition, our results of operations and financial condition may be adversely affected by the coronavirus (COVID-19) pandemic. That is discussed in greater detail in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

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

Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

This report and the documents incorporated by reference may contain forward-looking statements. Please refer to our Form 10-K for the year ended December 31, 2019 filed on March 5, 2020 for a discussion of risk factors. In addition, our results of operations and financial condition may be adversely affected by the coronavirus (COVID-19) pandemic. That is discussed in greater detail in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. During the first three months of 2019, we purchased 50,220 shares of our outstanding common stock at an average purchase price of $2.02, not including nominal brokerage commissions. At March 31, 2020, we had remaining repurchase authority of 384,809 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019; (ii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 5, 2020	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)