Form 10-Q
period 2020-06-30
DOVER MOTORSPORTS INC
filed 2020-08-04
CIK 1017673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ________

Commission file number 001-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2020, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock -	17,882,407 shares
Class A Common Stock -	18,509,975 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Admissions	$—	$2,502	$—	$2,502
Event-related	110	3,453	314	3,582
Broadcasting	—	18,878	—	18,878
Other	—	5	—	5
	110	24,838	314	24,967

Expenses:
Operating and marketing	812	14,584	1,800	15,639
General and administrative	1,877	1,826	3,864	3,742
Depreciation	765	794	1,533	1,587
Costs to remove long-lived assets	—	—	341	—
	3,454	17,204	7,538	20,968

Gain on sale of land	—	—	—	139

Operating (loss) earnings	(3,344)	7,634	(7,224)	4,138

Interest expense, net	(16)	(10)	(13)	(16)
Benefit (provision) for contingent obligation	353	(135)	(16)	(246)
Other income, net	163	57	25	189

(Loss) earnings before income taxes	(2,844)	7,546	(7,228)	4,065

Income tax benefit (expense)	2,155	(2,045)	3,399	(1,054)

Net (loss) earnings	(689)	5,501	(3,829)	3,011

Change in net actuarial loss and prior service cost, net of income taxes	29	26	58	51

Comprehensive (loss) income	$(660)	$5,527	$(3,771)	$3,062

Net (loss) earnings per common share:
Basic	$(0.02)	$0.15	$(0.11)	$0.08
Diluted	$(0.02)	$0.15	$(0.11)	$0.08

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$2,886	$7,577
Accounts receivable	1,035	645
Inventories	18	18
Prepaid expenses and other	1,493	1,186
Income taxes receivable	353	283
Assets held for sale	1,622	—
Total current assets	7,407	9,709

Property and equipment, net	68,398	71,357
Right of use asset	150	188
Other assets	1,156	1,212
Total assets	$77,111	$82,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26	$119
Accrued liabilities	2,948	3,710
Contract liabilities	3,676	976
Non-refundable deposit	500	—
Total current liabilities	7,150	4,805

Liability for pension benefits	863	1,016
Lease liability	73	112
Non-refundable deposit	—	500
Provision for contingent obligation	3,404	3,389
Deferred income taxes	5,300	8,676
Total liabilities	16,790	18,498

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,882,407 and 17,823,979, respectively	1,788	1,782
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,112	100,994
Accumulated deficit	(40,797)	(36,968)
Accumulated other comprehensive loss	(3,633)	(3,691)
Total stockholders’ equity	60,321	63,968
Total liabilities and stockholders’ equity	$77,111	$82,466

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) earnings	$(3,829)	$3,011
Adjustments to reconcile net (loss) earnings to
net cash (used in) provided by operating activities:
Depreciation	1,533	1,587
Amortization of credit facility fees	28	31
Stock-based compensation	218	176
Deferred income taxes	(3,399)	(317)
Provision for contingent obligation	16	246
Losses (gains) on equity investments	50	(113)
Gain on sale of land	—	(139)
Changes in assets and liabilities:
Accounts receivable	(390)	(773)
Inventories	—	1
Prepaid expenses and other	(321)	58
Accounts payable	(93)	555
Accrued liabilities	(762)	(104)
Payable to Dover Downs Gaming & Entertainment, Inc.	—	(9)
Income taxes payable/receivable	(70)	1,031
Contract liabilities	2,700	868
Liability for pension benefits	(73)	(36)
Net cash (used in) provided by operating activities	(4,392)	6,073

Investing activities:
Capital expenditures	(196)	(2,154)
Proceeds from sale of land and equipment, net	—	827
Non-refundable deposit received	—	500
Purchases of equity investments	(240)	(9)
Proceeds from sale of equity investments	231	1
Net cash used in investing activities	(205)	(835)

Financing activities:
Borrowings from revolving line of credit	180	4,060
Repayments on revolving line of credit	(180)	(4,060)
Repurchase of common stock	(94)	(200)
Net cash used in financing activities	(94)	(200)

Net (decrease) increase in cash	(4,691)	5,038
Cash, beginning of period	7,577	3,951
Cash, end of period	$2,886	$8,989

Supplemental information:
Interest received	$(15)	$(20)
Income tax payments	$70	$340
Change in accounts payable for capital expenditures	$—	$(30)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2020. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 due to the seasonal nature of our business.

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

Due to the impacts of the COVID-19 pandemic, our May NASCAR weekend was postponed and the three events originally scheduled for that weekend are now expected to be held in combination with our already scheduled August NASCAR weekend events. Although NASCAR has announced this schedule of events, the uncertainties surrounding the pandemic, including the scale and timing of any additional waves of coronavirus disease as restrictions on community movement are relaxed, as well as the implementation of new or renewed restrictions based on additional surges of COVID-19 cases or limited public adherence with suggested safety measures, make it possible that some or all of these events may be cancelled. On July 25, 2020 Delaware state officials notified us that due to public safety and health concerns, they would not approve our request to host a limited number of fans at our August NASCAR Weekend. As a result, our remaining events in 2020 will be held with no fans in attendance. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows.

We have hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, this year’s event was cancelled. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held on June 21-23, 2019 with approximately 120 musical acts. In September 2014, Red Frog Events LLC formed RFGV Festivals LLC - a joint venture with Goldenvoice that promotes Firefly.  Goldenvoice is a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents, one of the world’s largest presenters of live music and entertainment events, announced on July 18, 2018 that it had acquired the remainder of RFGV Festivals LLC from Red Frog.  Our amended agreement with RFGV Festivals LLC grants them two 5 year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

We have not promoted a major motorsports event at our Nashville Superspeedway since 2011. We lease the facility on a short term basis to third parties from time to time.  On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons. We also entered into a one year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at our Nashville property at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property.  Proceeds from the sale, less closing costs, were approximately $6,460,000.  Net proceeds after taxes were approximately $5,285,000 resulting in a gain of approximately $4,840,000.  The buyer had previously paid to us a $500,000 deposit that was credited to the purchase price.  None of the acreage sold extends to the land on which our superspeedway is sited and we continue to hold approximately 1,000 acres of commercial real estate in Nashville, including the superspeedway. The 97 acre parcel is reported as assets held for sale in our consolidated balance sheet at June 30, 2020 as it met the held for sale criteria at the balance sheet date.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we reported as gain on sale of land in our consolidated statements of operations and comprehensive loss for that period.

During September 2018, we entered into negotiations to sell a parcel of land we owned near St. Louis. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.

NOTE 3 – Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the asset’s estimated useful life. Accumulated depreciation was $68,861,000 and $67,328,000 as of June 30, 2020 and December 31, 2019, respectively.

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

All of our revenues are typically based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility. However, due to the COVID-19 pandemic, this year our revenues are expected to primarily relate to one combined NASCAR event weekend. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheets until the event is held. As of June 30, 2020 and December 31, 2019, contract liabilities in our consolidated balance sheets relate to 2020 events. NASCAR has recently announced that all of our 2020 racing events are expected to be held on the same weekend from August 21-23. Although NASCAR has announced this schedule of events, the uncertainties surrounding the COVID-19 pandemic, including the scale and timing of any additional waves of coronavirus disease as restrictions on community movement are relaxed, as well as the implementation of new or renewed restrictions based on additional surges in COVID-19 cases or limited public adherence with suggested safety measures, make it possible that some or all of these events may be cancelled. On July 25, 2020 Delaware state officials notified us that due to public safety and health concerns, they would not approve our request to host a limited number of fans at our August NASCAR weekend. As a result, our remaining events in 2020 will be held with no fans in attendance.  As of June 30, 2020, we have issued approximately $300,000 in refunds to our patrons for our event weekends.  Patrons who have previously purchased tickets will be given a full refund or be able to apply their funds to Dover International Speedway’s 2021 NASCAR weekend, with a 20% bonus value. Ticket sales proceeds received as of June 30, 2020 were approximately $1.7 million. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $261,000 of total revenues for the three and six-month periods ended June 30, 2019.

The following table summarizes the liability activity related to contracts with customers for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$2,909	$4,496	$976	$1,140
Reductions from beginning balance	(263)	(3,345)	(263)	(739)
Additional liabilities recorded during the period	1,030	1,841	3,004	5,197
Reduction of additional liabilities recorded during the period, not from beginning balance	—	(984)	(41)	(3,590)
Balance, end of period	$3,676	$2,008	$3,676	$2,008

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. As of June 30, 2020, we anticipate recognizing unsatisfied performance obligations for the calendar year ending 2021 and beyond of approximately $3,170,000.

Under the terms of our sanction agreements with NASCAR, we receive a portion of the broadcast revenue NASCAR negotiates with various television networks. NASCAR typically remits payment to us for the broadcast revenue within 30 days after the event being held. NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR-sanctioned event as a component of its sanction fee. The remaining 90% is recorded as revenue. The event promoter is required to pay 25% of the gross broadcast rights fees to the event as part of the awards to the competitors, which we record as operating expenses.

Expense recognition—The cost of advertising is expensed as incurred. Advertising expenses were $(2,000) and $50,000 and $482,000 and $546,000 for the three and six-month periods ended June 30, 2020 and 2019, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings per common share – basic and diluted:
Net (loss) earnings	$(689)	$5,501	$(3,829)	$3,011
Allocation to nonvested restricted stock awards	—	89	—	49
Net (loss) earnings available to common stockholders	$(689)	$5,412	$(3,829)	$2,962

Weighted-average shares outstanding – basic and diluted	35,836	36,010	35,835	36,021

Net (loss) earnings per common share – basic and diluted	$(0.02)	$0.15	$(0.11)	$0.08

There were no options outstanding and we paid no dividends during the six months ended June 30, 2020 or 2019.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $126,000 and $218,000 and $68,000 and $176,000 as general and administrative expenses for the three and six-month periods ended June 30, 2020 and 2019, respectively. We recorded income tax benefits of $35,000 and $43,000 and $19,000 and $38,000 for the three and six-month periods ended June 30, 2020 and 2019, respectively, related to vesting of our restricted stock awards.

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

Reclassifications – Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. As a result of the announcement that we will be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway pursuant to a four year sanction agreement with NASCAR, long-term assets that were historically shown separately on the consolidated balance sheet have been included in property and equipment, net. The impact of the reclassification made to prior year amounts is not material and did not affect net earnings or cash flows.

NOTE 4 – Long-Term Debt

At June 30, 2020, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. The credit facility expires on January 1, 2022. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At June 30, 2020, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement, that would be a default under this facility. At June 30, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at June 30, 2020. Assuming the 2020 NASCAR race schedule is not cancelled due to the COVID-19 pandemic, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees' remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using similar actuarial methods as those used for our qualified pension plan. The assets for the excess plan aggregate $1,141,000 and $1,182,000 as of June 30, 2020 and December 31, 2019, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 – Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$109,000	$128,000	$217,000	$257,000
Expected return on plan assets	(186,000)	(182,000)	(371,000)	(363,000)
Recognized net actuarial loss	40,000	36,000	81,000	71,000
	$(37,000)	$(18,000)	$(73,000)	$(35,000)

The net periodic pension benefit is included in other income, net in our consolidated statements of operations and comprehensive (loss) income.

We have no minimum required pension contributions for 2020.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In the three and six-month periods ended June 30, 2020 and 2019, we recorded expenses of $30,000 and $60,000 and $27,000 and $54,000, respectively, related to the SERP. During the three and six-month periods ended June 30, 2020 and 2019, we contributed $0 and $120,000 and $0 and $108,000 to the plan, respectively. The liability for SERP pension benefits was $60,000 and $120,000 as of June 30, 2020 and December 31, 2019, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $29,000 and $65,000 and $27,000 and $59,000 in the three and six-month periods ended June 30, 2020 and 2019, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity for the three and six-month periods ending June 30, 2020 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1,782	$1,851	$100,994	$(36,968)	$(3,691)
Net loss	—	—	—	(3,140)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	92	—	—
Repurchase and retirement of common stock	(5)	—	(89)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $11	—	—	—	—	29
Balance at March 31, 2020	$1,790	$1,851	$100,984	$(40,108)	$(3,662)
Net loss	—	—	—	(689)	—
Issuance of restricted stock awards, net of forfeitures	(2)	—	2	—	—
Stock-based compensation	—	—	126	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	29
Balance at June 30, 2020	$1,788	$1,851	$101,112	$(40,797)	$(3,633)

Changes in the components of stockholders’ equity for the three and six-month periods ending June 30, 2019 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$1,805	$1,851	$101,416	$(38,826)	$(3,358)
Net loss	—	—	—	(2,490)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	108	—	—
Repurchase and retirement of common stock	(10)	—	(190)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	25
Balance at March 31, 2019	$1,809	$1,851	$101,320	$(41,316)	$(3,333)
Net earnings	—	—	—	5,501	—
Stock-based compensation	—	—	68	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	26
Balance at June 30, 2019	$1,809	$1,851	$101,388	$(35,815)	$(3,307)

As of June 30, 2020 and December 31, 2019, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2020	December 31, 2019
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,462,000 and $2,485,000, respectively	$(3,633,000)	$(3,691,000)

As of June 30, 2019 and December 31, 2018, accumulated other comprehensive loss, net of income taxes, consists of the following:

	June 30, 2019	December 31, 2018
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,330,000 and $2,350,000, respectively	$(3,307,000)	$(3,358,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases during the first six months of 2020. During the first six months of 2019, we purchased and retired 50,220 shares of our outstanding common stock at an average purchase price of $2.02 per share, not including nominal brokerage commissions. At June 30, 2020, we had remaining repurchase authority of 384,809 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. We granted 158,000 and 143,000 stock awards under this plan during the six months ended June 30, 2020 and 2019. As of June 30, 2020, there were 1,156,000 shares available for granting options or stock awards.

During the six months ended June 30, 2020 and 2019, we purchased and retired 50,572 and 48,457 shares of our outstanding common stock at an average purchase price of $1.86 and $1.99 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
June 30, 2020
Equity investments	$1,141,000	$1,141,000	$—	$—

December 31, 2019
Equity investments	$1,182,000	$1,182,000	$—	$—

Our equity investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our equity investments for the three and six-month periods ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) gains recognized during the period on equity investments	$126,000	$26,000	$(50,000)	$113,000
Less: net (losses) gains recognized during the period on equity investments sold during the period	(2,000)	—	$23,000	—
Unrealized gains (losses) gains recognized during the period on equity investments still held at period end	$128,000	$26,000	$(73,000)	$113,000

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 8 – Related Party Transactions

During the six months ended June 30, 2019, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000 to us for certain administrative and operating services, including leased space. We allocated certain administrative and operating service costs of $110,000 to Gaming for the six months ended June 30, 2019. The allocations were based on an analysis of each company’s share of the costs. In connection with our 2019 spring NASCAR event weekend at Dover International Speedway, we invoiced Gaming $15,000 during the six months ended June 30, 2019 for tickets to the NASCAR event. Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger and therefore was no longer related through common ownership. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at June 30, 2020. Annual principal payments range from $1,100,000 in September 2020 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheets. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2020 and December 31, 2019, $1,411,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not promoted major motorsports event at our Nashville Superspeedway since 2011. We lease the facility on a short term basis to third parties from time to time. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Given our recent decision to reopen the facility to major events in 2021, we now expect to have sales taxes available to be used towards repayment of debt service. As a result, the provision for contingent obligation decreased by $353,000 during the second quarter of 2020, and is $3,404,000 at June 30, 2020. An increase in the bonds’ interest rates would result in an increase in the portion of debt service not covered by applicable taxes and therefore an increase in our liability.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 10 – Income Taxes

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carryforwards (expiring through 2032).  At June 30, 2020, we have available state net operating loss carryforwards of $50,726,000.  Valuation allowances which reserve a portion of the state net operating loss carryforwards, net of federal tax benefit, decreased in the second quarter of 2020 by $1,240,000 from reassessing the realizability of the deferred tax assets for projected future taxable income related to the reopening of Nashville Superspeedway.

NOTE 11 – Subsequent Events

As referenced in NOTE 2 - Business Operations, on July 29, 2020 we closed on the sale of approximately 97 acres of land at our Nashville property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Results of Operations

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Our second quarter of 2020 revenues were minimal as our 2020 May NASCAR weekend was rescheduled to August 2020 and the Firefly Music Festival scheduled for June 2020 was cancelled due to the impacts of the COVID-19 pandemic. We held a NASCAR event weekend in May 2019 and hosted the Firefly Music Festival in June 2019. Revenues for the second quarter of 2019 were $24,838,000.

Operating and marketing expenses were $812,000 in the second quarter of 2020 as compared to $14,584,000 in the second quarter of 2019. The decrease was due primarily to the rescheduling of the May 2020 NASCAR events.

General and administrative expenses increased to $1,877,000 in the second quarter of 2020 from $1,826,000 in the second quarter of 2019, primarily from higher insurance and stock compensation expense.

Depreciation expense decreased to $765,000 in the second quarter of 2020 from $794,000 in the second quarter of 2019.

Benefit for contingent obligation was $353,000 in the second quarter of 2020 from projected sales taxes collected as a result of our four year sanction agreement with NASCAR for Nashville Superspeedway. The provision to increase the contingent obligation of $135,000 in the second quarter of 2019 was a result of a decrease in the discount rate.

Other income increased to $163,000 in the second quarter of 2020 compared to $57,000 in the second quarter of 2019, primarily from gains on equity investments.

Our effective income tax rate was a benefit of 75.8% for the second quarter of 2020 compared with a 27.1% expense in the second quarter of 2019. The current year benefit was increased by the reversal of a portion of the valuation allowance for Tennessee state income tax assets.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

There were no admissions or broadcasting revenues and minimal event-related revenues during the first six months of 2020 as a result of the postponement of our May 2020 NASCAR events and the cancellation of the 2020 Firefly Music Festival. Revenues for the first six months of 2019 were $24,967,000, consisting primarily of admissions, event-related and broadcasting revenues from our May 2019 NASCAR events and the 2019 Firefly Music Festival.

Operating and marketing expenses were $1,800,000 in the first six months of 2020 compared to $15,639,000 in the first six months of 2019. The decrease was due primarily to the rescheduling of the May 2020 NASCAR events.

General and administrative expenses were $3,864,000 in the first six months of 2020 as compared to $3,742,000 in the first six months of 2019.

Depreciation expense decreased slightly to $1,533,000 in the first six months of 2020 from $1,587,000 in the first six months of 2019.

Gain on sale of land in the first six months of 2019 relates to the sales of approximately eight acres of land at our Nashville facility.

Provision for contingent obligation decreased to $16,000 in the first six months of 2020 from $246,000 in the first six months of 2019 primarily from projected sales taxes collected as a result of our four year sanction agreement with NASCAR for Nashville Superspeedway.

Other income of $25,000 in the first six months of 2020 represents pension benefits offset by losses on equity investments. Other income of $189,000 in the first six months of 2019 primarily represents gains on equity investments of $113,000 and pension benefits of $35,000.

Our effective income tax rates for the first six months of 2020 and 2019 were a 47.0% benefit and a 25.9% expense, respectively. The current year benefit was increased by the reversal of a portion of the valuation allowance for Tennessee state income tax assets.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash used in operating activities was $4,392,000 for the first six months of 2020 compared to net cash provided by operating activities of $6,073,000 for the first six months of 2019. The higher net cash used in the first six months of 2020 was primarily related to lower receipts for the 2020 race season due to NASCAR’s postponement of our May race weekend due to the COVID-19 pandemic, as discussed in Note 2 to our unaudited consolidated financial statements.

Net cash used in investing activities was $205,000 for the first six months of 2020 compared to $835,000 for the first six months of 2019. Capital expenditures of $196,000 in the first six months of 2020 related primarily to equipment purchases and property improvements. Capital expenditures of $2,154,000 in the first six months of 2019 related primarily to costs associated with replacing our Monster Energy NASCAR Cup Series garage and improvements to our skybox suites at our Dover facility. In January 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs. In March 2019, we closed on the sale of approximately eight acres of land at our Nashville Superspeedway facility for proceeds of $267,000, net of closing costs. Additionally, we sold equipment in the first quarter of 2019 for proceeds of $29,000. In June 2019, we extended an option to purchase land at our Nashville facility and received a $500,000 non-refundable deposit in return and subsequently closed on the sale of this land – see further discussion below.

Net cash used in financing activities was $94,000 for the first six months of 2020 compared to $200,000 for the first six months of 2019. During the first six months of 2019, we purchased and retired 50,220 shares of our outstanding common stock for $104,000 from the open market. Additionally, we purchased 50,572 and 48,457 shares of our outstanding common stock for $94,000 and $96,000 during the first six months of 2020 and 2019, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At June 30, 2020, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. The credit facility expires on January 1, 2022. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At June 30, 2020, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations, including those that could potentially result from the effects of the COVID-19 pandemic, could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At June 30, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $16,375,000 at June 30, 2020. Assuming our 2020 NASCAR races are held as currently scheduled in August, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (“buyer”) relative to the sale of approximately 147 acres of land at our Nashville property at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for 88.03 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property.  Proceeds from the sale, less closing costs, were approximately $6,460,000.  Net proceeds after taxes were approximately $5,285,000 resulting in a gain of approximately $4,840,000.  The buyer had previously paid to us a $500,000 deposit that was credited to the purchase price.  None of the acreage sold extends to the land on which our superspeedway is sited and we continue to hold approximately 1,000 acres of commercial real estate in Nashville, including the superspeedway. The 97 acre parcel is reported as assets held for sale in our consolidated balance sheet at June 30, 2020 as it met the held for sale criteria at the balance sheet date.

We promoted six racing events in 2019 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. We entered into five year sanction agreements with NASCAR for each of the five national series events for 2016-2020. NASCAR’s regional series events are sanctioned on an annual basis. See the coronavirus (COVID-19) pandemic discussion below under “COVID-19 Impacts”.

We have not promoted a major motorsports event at our Nashville Superspeedway since 2011. We lease the facility on a short term basis to third parties from time to time.  On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons. We also entered into a one year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season.

Broadcasting revenues continue to be the most significant long-term revenue source for our business. Management believes this contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years resulted from television revenues received from NASCAR under its agreements with various television networks, which is currently expected to continue. Our share of these television broadcast revenues and purse and sanction fees are fixed under our current NASCAR sanction agreements through the year 2020. We are obligated to conduct events in the manner stipulated under the terms and conditions of these sanctioning agreements.

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

COVID -19 Impacts

The United States economy in general and our business specifically have been dramatically affected by the COVID-19 pandemic. While response to the COVID-19 pandemic continues to evolve, it has led to stay-at-home orders, business closures and social distancing guidelines that have seriously disrupted activities in large segments of the economy. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For those reasons, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows.

Our first priority with regard to the COVID-19 pandemic has been, and will continue to be, the safety and health of our employees, customers, sponsors, vendors and others with whom we partner in our business activities. Subject to that, and through the use of appropriate risk mitigation and safety practices, we are continuing to prepare for future events in what is an unprecedented business environment. We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not adversely affected our ability to keep our administrative offices functioning, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

The State of Delaware declared a State of Emergency which originally extended to May 15, 2020 and has been further amended and extended several times. Amendments to the State of Emergency outline a multi-step process of reopening Delaware’s business and enlarging gathering sizes. Our facility in Dover closed on March 13, 2020, and our administrative office reopened on June 15, 2020 in compliance with the State of Delaware’s recommendations. However, a number of jurisdictions that relaxed such restrictions, or have experienced limited public adherence with suggested safety measures, have experienced new surges of COVID-19 cases. Many of these jurisdictions are now contemplating or implementing new or renewed restrictions, which could further impact our ability to host events.

As discussed further in Note 2 to our unaudited consolidated financial statements, our May NASCAR weekend was postponed and the three events originally scheduled for that weekend are expected to be held in combination with our already scheduled August NASCAR weekend events. Although NASCAR has announced this schedule of events, the uncertainties surrounding the pandemic, including the scale and timing of any additional waves of the coronavirus disease as restrictions on community movement are relaxed, as well as the implementation of new or renewed restrictions based on additional surges in COVID-19 cases or to limited public adherence with suggested safety measures, make it possible that some or all of these events may be cancelled.

We do not expect to have business interruption coverage that will be available to respond to event cancellations or postponements caused by the COVID-19 pandemic. Despite this, and because fans are the lifeblood of our business, we have offered refunds or credits to our customers affected by the rescheduling of our May NASCAR weekend. As recently disclosed, our August NASCAR weekend will be held without fans in attendance, so we are offering fans a full refund or to credit the amount toward future tickets with a 20% bonus value.

Because the August NASCAR weekend is currently scheduled to be held without fans, we will not receive admissions revenues or concessions revenues for this event. However, we will avoid a certain amount of corresponding event-related expense (which cannot be estimated at this time). If no events are held in 2020, we would also not receive any broadcast revenues, sponsor or hospitality revenues and other event-related revenues, and while we would be able to avoid certain further  additional event-related expenses (which cannot be estimated at present), we will continue to have many fixed costs and employee-related costs.

We have hosted the Firefly Music Festival on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, this year’s event was cancelled. It is expected to return in 2021, but there can be no assurances this event will return or to what extent it may return in a limited capacity. The cancellation of this festival results in the loss of rental income to us, as we lease our property for the event, as well as certain concession revenues.

As a result of the COVID-19 pandemic and its effects, we initiated a limited number of furloughs for employees who are unable to work from home, but have continued their health care benefits.  We brought back most of these employees before the end of the second quarter. Continuing effects of the pandemic, including further surges in COVID-19 cases and related shutdowns or race schedule changes could require us to initiate additional furloughs or reduce staff depending on how long the pandemic continues. Additionally, we continue to monitor all other indirect expenses for possible savings. Based on current business conditions and considering the possible impacts of the COVID -19 pandemic, we have reduced our planned capital expenditures for the year and expect to spend approximately $250,000 in capital expenditures during the remainder of 2020. As disclosed on June 3, 2020, we expect to spend from $7 million to $10 million over the next two years related to the reopening of the Nashville Superspeedway. We have no minimum required pension contributions for 2020.

NASCAR has advised us that they have contingency plans in place that could allow them to run the entire NASCAR Cup Series schedule, but they continue to be dependent on how the pandemic evolves. Our cash flows from operating activities will be dependent on whether NASCAR is able to reschedule all or a portion of its events. As of June 30, 2020, we have issued approximately $300,000 in refunds to our patrons for our event weekends.  Patrons who have previously purchased tickets will be given a full refund or be able to apply their funds to Dover International Speedway’s 2021 NASCAR weekend, with a 20% bonus value. Ticket sales proceeds received as of June 30, 2020 were approximately $1.7 million. Assuming our 2020 NASCAR races are held as currently scheduled in August, we expect that our net cash flows from operating activities, available cash and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity.

Contractual Obligations

At June 30, 2020, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2020	2021 – 2022	2023 – 2024	Thereafter
Contingent obligation(a)	$3,404,000	$—	$286,000	$539,000	$2,579,000
Lease payments	156,000	41,000	115,000	—	—
Total contractual cash obligations	$3,560,000	$41,000	$401,000	$539,000	$2,579,000

(a) In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $13,400,000 was outstanding at June 30, 2020. Annual principal payments range from $1,100,000 in September 2020 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheets. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $13,625,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of June 30, 2020 and December 31, 2019, $1,411,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2019, we paid $983,000 into the sales and incremental property tax fund and $1,398,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

We have not promoted a major motorsports event at our Nashville Superspeedway since 2011. We lease the facility on a short term basis to third parties from time to time.  In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. As a result of the recent decision to reopen the facility to major events in 2021, we now expect to have sales taxes available to be used towards repayment of debt service. As a result, the provision for contingent obligation decreased by $353,000 during the second quarter of 2020 and is $3,404,000 at June 30, 2020. See Item 1. NOTE 9 – Commitments and Contingencies to the consolidated financial statements for further discussion.

Related Party Transactions

See Item 1. NOTE 8 – Related Party Transactions to the consolidated financial statements.

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

Recent Accounting Pronouncements

See Item 1. NOTE 3 – Summary of Significant Accounting Policies to the consolidated financial statements for a full description of recent accounting pronouncements that affect us.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. Please refer to the section entitled “Item 1.A Risk Factors” below for a discussion of risk factors.

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

Based on their evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

This report and the documents incorporated by reference may contain forward-looking statements. In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition, liquidity or results of operations. At the time of this filing, there have been no material changes to the risk factors that were included in our Form 10-K for the year ended December 31, 2019 filed on March 5, 2020, other than as described below.

The COVID-19 pandemic and the public health measures and governmental actions taken in response have affected the entire motorsports industry and have adversely affected, and may in the future materially adversely affect, our business, financial condition, liquidity and results of operations.

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In response, public health and government officials have imposed or recommended certain measures, including social distancing, limitations on the size of gatherings, and cancellations of events. As a result of such measures, the Firefly Music Festival was cancelled and NASCAR postponed our May 2020 race weekend until August 2020. However, the pandemic and the easing of movement restrictions in many states continues to evolve as many states are experiencing surges in new COVID-19 cases or limited public adherence to suggested safety measures. Our August NASCAR weekend is scheduled to be held without fans in attendance due to state restrictions on events, which will adversely affect our admissions and concessions revenues. If the events are ultimately cancelled, our business, financial condition, liquidity and results of operations could be further materially adversely affected by the loss of broadcast revenues, sponsor and hospitality revenues, and other event-related revenues. Further, even if attendance restrictions are lifted and future events are held as scheduled, fans may choose not to attend the events due to continued concerns over health and safety or due to the pandemic’s negative economic effects. We cannot predict the ultimate scope, duration and impact of the COVID-19 pandemic, as its magnitude is subject to many factors, both known and unknown, many of which are likely to be outside our control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We did not repurchase any shares of our outstanding common stock during the second quarter of 2020 or 2019. At June 30, 2020, we had remaining repurchase authority of 384,809 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated by reference from Exhibit 3.1 to our Form 10-Q filed on April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated March 1, 2017 (incorporated by reference from Exhibit 3.2 to our Form 10-K filed on March 1, 2017).

10.1	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for 2021 National Association for Stock Car Auto Racing, Inc. NASCAR Cup Series events (delivered June 2, 2020) (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2020).

10.2	Sanction Agreement between Nashville Speedway, USA, Inc. and NASCAR Event Management, Inc. for 2021 to 2024 National Association for Stock Car Auto Racing, Inc. NASCAR Cup Series events (delivered June 2, 2020) (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on June 3, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019; (ii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (iv) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 4, 2020	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)