Form 10-K
period 2020-12-31
DOVER MOTORSPORTS INC
filed 2021-03-04
CIK 1017673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $23,263,564 as of June 30, 2020 (the last day of our most recently completed second quarter).

As of February 22, 2021, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock - 17,951,616 shares Class A Common Stock - 18,509,975 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 28, 2021 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Our Dover facility was scheduled to promote the following six events during 2020, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and August);

•	2 NASCAR Xfinity Series events (May and August);

•	1 NASCAR Gander RV & Outdoors Truck Series event (May); and

•	1 NASCAR ARCA Menards Series East event (August).

Due to the impacts of the COVID-19 pandemic, our May NASCAR weekend was postponed and the three events originally scheduled for that weekend were held in combination with our already scheduled August NASCAR weekend events. On July 25, 2020, Delaware state officials notified us that due to public safety and health concerns, they would not approve our request to host a limited number of fans at our August NASCAR weekend. As a result, all of our 2020 events were held with no fans in attendance during the third quarter of 2020.

In contrast, in 2019 and 2018 we held six events, all with fans in attendance. A NASCAR Cup Series event, a NASCAR Xfinity Series event and a NASCAR Gander RV & Outdoors Truck Series event were held at Dover International Speedway during the second quarter of 2019 and 2018. A NASCAR Cup Series event, a NASCAR Xfinity Series event and a NASCAR ARCA Menards Series East event were held at Dover International Speedway during the fourth quarter of 2019 and 2018.

In 2021, we are scheduled to once again promote these six events, with three events at Dover International Speedway in May and three events at Nashville Superspeedway in June. We have not promoted a major motorsports event at our Nashville Superspeedway since 2011. On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons. We also entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season. Total revenues from these event weekends were approximately 98% of total revenues in 2020, and approximately 96% in 2019 and 2018.

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020 and has resulted in travel restrictions, business closures, government-imposed stay-at-home orders and the implementation of “social distancing,” limitations on the size of gatherings, cancellations of events and certain other measures to prevent the further spread of the virus. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. It remains highly uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions, including overall uncertainty about the timing of widespread availability of vaccines. For those reasons, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows. In particular, if restrictions related to COVID-19 limit our ability to host fans at our scheduled 2021 events, our admissions and event-related revenues will be adversely impacted.

We hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, the 2020 event was cancelled. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held in June 2019 with approximately 120 musical acts. The promoter of the Firefly event is Goldenvoice, a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents is one of the world’s largest presenters of live music and entertainment events. Our amended agreement grants them two 5-year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events. There has been no decision yet regarding whether Firefly will be held in 2021. If Firefly is not held in 2021, due to government-imposed restrictions related to the COVID-19 pandemic or other reasons, our business will be adversely affected.

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

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (the “buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for approximately 88 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  The buyer paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property. Proceeds from the sale, less closing costs, were $6,460,000. Net proceeds after taxes were approximately $5,290,000 resulting in a gain of $4,843,000. The buyer’s deposit previously paid to us was credited to the purchase price. In November 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility for $14,355,000. The buyer paid us $500,000, which is non-refundable except in the event of a default by us that is not cured within the applicable cure period, and which would be credited to the purchase price at the closing of the sale of that parcel. The transaction is expected to be consummated on or before May 31, 2021. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 650 acres. None of the acreage sold or under agreement extends to the land on which our superspeedway is sited.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings and comprehensive income.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statement of earnings and comprehensive income. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.

Dover International Speedway

We have promoted NASCAR-sanctioned racing events for 52 consecutive years at Dover International Speedway and for many years have promoted six NASCAR-sanctioned events at the facility annually. Two races are in the NASCAR Cup Series professional stock car racing circuit, two races are in the NASCAR Xfinity Series racing circuit, one race is in the NASCAR Gander RV & Outdoors Truck Series racing circuit, and one race is in the NASCAR ARCA Menards Series East racing circuit. Each of the NASCAR Xfinity Series events, the Gander RV & Outdoors Truck Series event and the ARCA Menards Series East event at Dover International Speedway are conducted on the days before a NASCAR Cup Series event.

Dover International Speedway, widely known as the “Monster Mile®,” is a high-banked, one-mile, concrete superspeedway with permanent grandstand seating, after our current seating capacity adjustments, of approximately 54,000. Unlike some superspeedways, substantially all grandstand and skybox seats offer an unobstructed view of the entire track. The concrete racing surface made Dover International Speedway the first concrete superspeedway (one mile or greater in length) that conducts NASCAR Cup Series events. The superspeedway facility also features the Monster Bridge®. The climate controlled bridge spans across the width of the superspeedway at a height of 29 feet and houses 50-luxury seats, a refreshment bar and other amenities. The Monster Bridge is the only one of its kind in the motorsports industry.

Nashville Superspeedway

In April 2001, we opened Nashville Superspeedway – a motorsports complex approximately 35 miles from downtown Nashville in Wilson County, Tennessee. The facility was closed after the 2011 season, but will re-open for NASCAR Cup Series racing in 2021. The 1.33-mile concrete superspeedway has 25,000 permanent grandstand seats with an infrastructure in place for future expansion. The superspeedway, which includes lights to allow for nighttime racing, is the largest concrete track in NASCAR.

Agreements with NASCAR

Our previous sanction agreements with NASCAR were for the 2016-2020 seasons and NASCAR had communicated that the industry would be going back to annual sanction agreements. Pursuant to the typical sanction agreement, NASCAR grants its sanction to a promoter, such as Dover International Speedway, to organize, promote and hold a particular competition. The promoter sells tickets to the competition, sells or arranges for the sale of merchandise and concessions, and sells advertising, sponsorships and hospitality services. NASCAR arranges for the drivers, conducts the competition, including the right to require alterations to the promoter’s facility and the right to approve or disapprove any advertising or sponsorship of the promoter. NASCAR also has exclusive rights to exploit live broadcast and certain broadcast and intellectual property rights related to the competition, and exclusive rights to sponsorship and promotional rights relative to the series to which a particular competition belongs. The promoter must pay the sanction fee and purse monies and receives a share of the live broadcast revenue contracted for by NASCAR. The promoter is responsible for the condition of the facility, for compliance with laws, for control of the public, for fire and medical equipment and personnel, for security, for insurance and for providing facilities and services required by NASCAR officials and the live broadcast personnel.

Dover International Speedway, Inc. has entered into a sanction agreement with NASCAR pursuant to which it will organize and promote one NASCAR Cup Series event in 2021. On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons. Our business is substantially dependent on these two agreements.

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

Competition

Our racing events compete with other racing events sanctioned by various racing bodies and with other sports and recreational events scheduled on or around the same dates. Racing events sanctioned by different organizations are sometimes held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences and amenities, among other things, differentiate the motorsports facilities. We also compete with improving and expanding media coverage and content by network and cable broadcasters.

Seasonality

We derive substantially all of our total revenues from television broadcast rights, admissions, and other event-related revenue attributable to two major motorsports event weekends. Our 2020 events were all held in August. Our 2019 and 2018 events were held in the spring and fall. Our 2021 major events will be held in May and June. As a result, our business is highly seasonal.

Employees

As of December 31, 2020, we had 52 full-time employees and 8 part-time employees. We engage temporary personnel to assist during our motorsports racing season. We believe that we enjoy a good relationship with our employees.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover,” “Dover Motorsports,” “Dover International Speedway,” “Nashville Speedway,” “Nashville Superspeedway,” “Monster Mile,” “Miles the Monster,” “Velocity,” “Monster Bridge,” “The Most Exciting Seat in Sports!,” and “Concrete Monster.” We also have limited rights to use the names and logos of NASCAR, various sponsors, drivers and other businesses in connection with promoting our events and certain merchandising programs.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risk Factors Related to Our Business and Industry

The COVID-19 Pandemic and the Public Health Measures and Governmental Actions Taken in Response Could Continue to Adversely Affect the Motorsports Industry and Our Business

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In response, public health and government officials imposed or recommended certain measures, including social distancing, limitations on the size of gatherings, and cancellations of events. As a result of such measures, the Firefly Music Festival was cancelled and NASCAR postponed our May 2020 race weekend until August 2020. Our August NASCAR weekend was held without fans in attendance due to state restrictions on events, which adversely affected our admissions and event-related revenues. Even if attendance restrictions are lifted and future events are held as scheduled, fans may choose not to attend the events due to continued concerns over health and safety or due to the pandemic’s negative economic effects. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. It remains highly uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions, including overall uncertainty about the timing of widespread availability of vaccines. We cannot predict the ultimate scope, duration and impact of the COVID-19 pandemic, as its magnitude is subject to many factors, both known and unknown, many of which are likely to be outside our control. The pandemic and actions taken in response have affected the entire motorsports industry and have adversely affected, and may in the future materially adversely affect, our business, financial condition, liquidity and results of operations.

Our Relationships With And The Success Of NASCAR Is Vital To Our Success In Motorsports

Our continued success in motorsports is dependent upon the success of NASCAR and our ability to secure favorable contracts with and maintain a good working relationship with them.  NASCAR issues and awards sanctioned events and their issuance depends, in large part, on maintaining good working relationships with NASCAR.  By awarding a sanctioned event or a series of sanctioned events, NASCAR does not warrant, nor are they responsible for, the financial success of any sanctioned event.  Our success is directly tied to our ability to negotiate favorable terms to our sanction agreements, including the amount of the sanction fee and purse, and our ability to continue to derive economic benefits from such agreements, such as our share of live broadcast revenues. Dover International Speedway, Inc. has entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season. Nashville Speedway, USA, Inc. has entered into a four-year sanction agreement to promote a NASCAR Cup Series event at Nashville Superspeedway for the 2021 to 2024 racing seasons.

Our ability to obtain sanctioned events in the future and to negotiate favorable terms to our sanction agreements and the success of NASCAR in attracting drivers and teams, signing series sponsors and negotiating favorable television and/or radio broadcast rights is dependent on many factors which are largely outside of our control.  As our success depends on the terms of our sanction agreements and the success of each event or series that we are promoting, a material change in the terms of a sanction agreement or the loss of one or more sanctioned events, a material adverse effect on NASCAR, such as a decline in the attendance at (or the popularity of) NASCAR events, the loss or defection of top drivers, the loss of significant series sponsors, or the failure to obtain favorable broadcast coverage or to properly advertise the event or series could result in a reduction in our revenues from live broadcast coverage, admissions, luxury suite rentals, sponsorships, hospitality, concessions and merchandise, which could have a material adverse effect on our business, financial condition and results of operations. In 2020, due to state restrictions imposed in response to the COVID-19 pandemic, our August NASCAR weekend was held without fans in attendance, which adversely affected our admissions and event-related revenues. Even if attendance restrictions are lifted and future events are held as scheduled, fans may choose not to attend the events due to continued concerns over health and safety or due to the pandemic’s negative economic effects, which would result in reduced admissions and event-related revenues.

Changes To Media Rights Revenues Could Adversely Affect Us

Broadcast revenues that are paid to us by NASCAR represent the largest component of our revenues and earnings, and particularly in light of our dependence on those revenues and earnings due to the reduction in admissions and event-related revenues resulting from the continuing effects of the COVID-19 pandemic, any adverse changes to such revenues could adversely impact our results. NASCAR’s broadcast agreements have yielded us significant cash flow. In 2013, NASCAR announced it reached a ten-year extension of its broadcast rights with FOX Sports Media Group (“FOX”). This agreement extends through the 2024 NASCAR season and allows FOX to retain the television rights to 16 NASCAR Cup Series races, 14 NASCAR Xfinity Series events and the entire NASCAR Gander RV & Outdoors Truck Series season. Additionally in 2013, NASCAR announced it reached a ten-year agreement with NBC Sports Group granting exclusive rights through 2024 to 20 NASCAR Cup Series races, 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content which began in 2015.  Material changes in the broadcast industry or the financial value of broadcast agreements, material changes in the ratings for NASCAR events or in the NASCAR race schedule, or material changes in the perception of fans or sponsors due to such factors could have a material adverse effect on our revenues and financial results.

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

Our Motorsports Events Face Intense Competition For Attendance, Television Viewership And Sponsorship

We compete with other auto speedways for the patronage of motor racing spectators as well as for sponsorships. Moreover, racing events sanctioned by different organizations are sometimes held on the same dates at different tracks. The quality of the competition, type of racing event, caliber of the event, sight lines, ticket pricing, location and customer conveniences and amenities, among other things, distinguish the motorsports facilities. In addition, all of our events compete with other sports and recreational events scheduled on the same dates. As a result, our revenues and operations are affected not only by our ability to compete in the motorsports promotion market, but also by the availability of alternative spectator sports events, forms of entertainment, changing consumer preferences and opportunities for corporations to acquire sponsorships.

Risks Related to our Financial Condition and Stock

General Market And Economic Conditions, Including Consumer And Corporate Spending and Sentiment, Could Negatively Affect Our Financial Results

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending and sentiment, including economic conditions affecting disposable consumer income and corporate budgets. The combination of stagnant wages, unemployed and underemployed individuals among our fan base (particularly in light of the ongoing COVID-19 pandemic), escalating health care costs, rising interest rates, stock market volatility, changes in (together with political uncertainty concerning) governmental policies relative to spending, taxation and regulation, among other factors, can adversely affect discretionary consumer and corporate spending and sentiment.

Other factors that can affect consumer and corporate spending and sentiment include severe weather, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, outbreaks of disease (such as the COVID-19 pandemic), and geopolitical events, as well as various industry and other business conditions - including the popularity of NASCAR events and NASCAR drivers, an aging fan base for motorsports events, and an ever increasing number of sporting and entertainment options that compete for discretionary spending. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers and sponsors.  There can be no assurance that consumer and corporate spending and sentiment will not be further adversely impacted by current or unforeseen factors, thereby possibly having a material adverse impact on our future operating results and growth.

The Sales Tax And Property Tax Revenues To Service The Revenue Bonds For Infrastructure Improvements At Nashville May Be Inadequate

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in revenue bonds to build local infrastructure improvements which benefit Nashville Superspeedway, of which $12,300,000 was outstanding at December 31, 2020. Debt service on the bonds is payable solely from sales taxes and incremental property taxes generated from the facility. As of December 31, 2020 and 2019, $217,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2020, we paid $945,000 into the sales and incremental property tax fund and $1,365,000 was deducted from the fund for debt service. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. In the event the sales taxes and incremental property taxes (“applicable taxes”) are insufficient to cover the payment of principal and interest on the bonds, we would become responsible for the difference. We are exposed to fluctuations in interest rates for these bonds. In the event we were unable to make the payments, they would be made under a $12,506,000 irrevocable direct-pay letter of credit issued by our bank group. We would be responsible to reimburse the banks for any drawings made under the letter of credit. Such an event could have a material adverse effect on our business, financial condition and results of operations and compliance with debt covenants.

Prior to our recent decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property and sales tax assumptions, the provision for contingent obligation decreased by $171,000 in 2020 and increased by $1,005,000 and $424,000 in 2019 and 2018, respectively, and is $3,218,000 at December 31, 2020. See Item 8. NOTE 1 – Business Operations and Item 8. NOTE 11 – Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

The Seasonality Of Our Motorsports Events Increases The Variability Of Quarterly Earnings

Our business has been, and is expected to remain, seasonal given that it depends on our outdoor event weekends. We have historically derived substantially all of our total revenues from admissions, event-related and broadcasting revenue attributable to our NASCAR-sanctioned events at Dover International Speedway in Dover, Delaware. In 2021, one of those event weekends will be held at Nashville Superspeedway. For 2021, all six NASCAR racing events are scheduled to be held in the second quarter. For 2020, all six NASCAR racing events were held in the third quarter. For 2019 and 2018, three NASCAR racing events were held in the second quarter and three in the fourth quarter. As a result, quarterly earnings may vary significantly.

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

Bad Weather Can Have An Adverse Financial Impact On Our Motorsports Events

We market and promote outdoor motorsports events. Weather conditions, or even the forecast of poor weather, can affect sales of tickets, concessions and merchandise at these events. Although historically we have sold many tickets well in advance of the outdoor events, and these tickets are generally issued on a non-refundable basis, poor weather may adversely affect additional ticket sales and concessions and merchandise sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Postponement And/Or Cancellation Of Major Events Could Adversely Affect Us

If one of our events is postponed because of weather or other reasons such as, for example, the COVID-19 pandemic or the general postponement of all major sporting events in this country following the September 11, 2001 terrorist attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, concessions and merchandise at the rescheduled event. If an event is cancelled, we could incur the expenses associated with preparing to conduct the event as well as lose the revenues, including live broadcast revenues associated with the event.

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

General Risk Factors

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

Applicable Safety and Security Rules and Regulations Have Increased and May Continue to Increase Our Expenses

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

We have not received any written comments that were issued within 180 days before December 31, 2020, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Nashville Superspeedway

Nashville Superspeedway is located on approximately 1,000 acres of land we own in Wilson County and Rutherford County, Tennessee. The facility is approximately 35 miles from downtown Nashville.

Item 3.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DVD.” Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof. As of February 22, 2021, there were 17,951,616 shares of common stock and 18,509,975 shares of Class A common stock outstanding. As of such date, there were 695 holders of record for common stock and 11 holders of record for Class A common stock.

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases during the fourth quarter of 2020. At December 31, 2020, we had remaining repurchase authority of 384,809 shares.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Executive Summary

We are a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Historically we hold all our events under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”). We have also hosted the Firefly Music Festival at our Dover facility for eight consecutive years prior to the cancellation of the festival in 2020 due to COVID-19. As described further below, we have made substantial land sales in recent years.

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

Revenues pertaining to specific events are deferred until the event is held. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $213,000, $538,000, and $685,000 of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed. The cost of advertising is expensed as incurred.

Our operating results for 2020 reflect the impact of the COVID-19 pandemic, including the government-imposed restrictions that prevented any fans from attending our 2020 events and the cancellation of the Firefly Music Festival. It remains highly uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life, including limitations on the size of gatherings and other measures to prevent the further spread of the virus, will last. Management believes that our admissions and event-related revenues may continue to be negatively impacted if consumer and corporate spending continues to be impacted by the pandemic or if local officials continue to limit attendance at major events. Given the uncertainty surrounding the pandemic and its effects, our reported financial information may not be indicative of our future operating results or our future financial condition. Changes in governmental taxing, regulatory, spending and other policies could also significantly impact consumer spending, economic recovery and our future results.

Much of our total revenues are generated under our sanction agreements, and the amount of much future revenues under such agreements are already contracted under NASCAR’s long-term television broadcasting rights agreements. As discussed further below in “Liquidity and Capital Resources,” NASCAR is operating under an expanded multi-year, multi-platform broadcasting rights agreement through the year 2024. Management believes the attractive demographics surrounding motorsports continue to provide opportunities for increasing our number of longer-term sponsorship partners.

Results of Operations

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Due to the impacts of the COVID-19 pandemic, our NASCAR weekend originally scheduled for May of 2020 was held in conjunction with our scheduled August NASCAR weekend. Pursuant to restrictions imposed by state officials, none of the events had fans in attendance. As a result, we had no admissions revenue in 2020 compared to $4,968,000 in 2019.

Event-related revenue was $2,885,000 in 2020 compared to $6,713,000 in 2019. The $3,828,000 decrease was due to lower corporate sponsorships, luxury suite rentals, hospitality, merchandise, concession and parking revenues from the combination of the two race weekends and the holding of the events without fans. Additionally, the pandemic caused the cancellation of the 2020 Firefly Music Festival.

Broadcasting revenue increased to $35,646,000 in 2020 as compared to $34,267,000 in 2019 due to contractual increases in NASCAR’s broadcasting rights agreement.

Operating and marketing expenses were $25,221,000 in 2020 compared to $29,241,000 in 2019. Higher purse and sanction fees for our NASCAR event weekends were offset by decreases in most other expenses that resulted from not having fans present at our events.

General and administrative expenses increased to $7,676,000 in 2020 from $7,524,000 in 2019. The increase was primarily due to higher employee related costs associated with the reopening of our Nashville Superspeedway facility, which began in the second half of 2020.

Depreciation expense decreased to $3,046,000 in 2020 from $4,353,000 in 2019. The decrease was primarily due to shortening the useful lives of certain track related assets that were retired at the end of the 2019 racing season as a result of our planned reduction of grandstand seating at our Dover facility. We recorded $1,172,000 of accelerated depreciation expense on these assets in 2019.

Costs to remove long-lived assets in 2020 and 2019 related to the removal and disposal of grandstand seating at our Dover facility.

Gain on sale of land in 2020 relates to the sale of approximately 97 acres of land at our Nashville facility. Gain on sale of land in 2019 relates to the sale of approximately 141 acres of land at our Nashville facility.

Net interest expense was $35,000 in 2020 compared to net interest income of $22,000 in 2019 and resulted from lower interest income from lower rates on invested cash in 2020.

Benefit for contingent obligation was $171,000 in 2020 compared to a provision of $1,005,000 in 2019. The benefit in 2020 was primarily from projected sales tax collections as a result of our four-year sanction agreement with NASCAR for Nashville Superspeedway. The 2019 provision was primarily the result of lower estimated property taxes and a decrease in the discount rate.

Other income was $182,000 in 2020 compared with $269,000 in 2019 and primarily represents gains on equity investments and pension benefits in both periods.

Earnings before income taxes were $7,420,000 in 2020 compared to $7,286,000 in 2019. Excluding the gain on sale of land and costs to remove long-lived assets in both years, and the accelerated depreciation in 2019, our adjusted earnings before income taxes were $2,918,000 in 2020 compared to $5,303,000 in 2019.

	2020	2019
Earnings before income taxes	$7,420,000	$7,286,000
Gain on sale of land	(4,843,000)	(4,325,000)
Accelerated depreciation	—	1,172,000
Cost to remove long-lived assets	341,000	1,170,000
Adjusted earnings before income taxes	$2,918,000	$5,303,000

Our effective income tax rate was a 0.8% benefit in 2020 compared to a 24.5% expense in 2019. The 2020 tax benefit was impacted by the reversal of $1,916,000 of the valuation allowance for Tennessee state income tax assets as a result of the reopening of the Nashville Superspeedway and the land purchase and sale agreement executed in November 2020.

Net earnings were $7,482,000 in 2020 compared to $5,500,000 in 2019. Excluding the gain on sale of land and costs to remove long-lived assets in both years, the accelerated depreciation in 2019, and the valuation allowance reversal in 2020, our adjusted net earnings were $1,986,000 in 2020 compared to $3,772,000 in 2019.

	2020	2019
Net earnings	$7,482,000	$5,500,000
Gain on sale of land	(4,843,000)	(4,325,000)
Tax effect of sale	1,017,000	908,000
Accelerated depreciation	—	1,172,000
Cost to remove long-lived assets	341,000	1,170,000
Tax effect of adjustments	(95,000)	(653,000)
Valuation allowance	(1,916,000)	—
Adjusted net earnings	$1,986,000	$3,772,000

The above financial information is presented using other than generally accepted accounting principles ("non-GAAP") and is reconciled to comparable information presented using GAAP. Non-GAAP adjusted earnings before income taxes is derived by adjusting amounts determined in accordance with GAAP for the gain on sale of land, accelerated depreciation and cost to remove long-lived assets. Non-GAAP adjusted net earnings is derived by adjusting amounts determined in accordance with GAAP (1) for the gain on sale of land including the tax effect using our federal statutory rate as we had available state net operating losses, (2) for the accelerated depreciation and cost to remove long-lived assets including the tax effect using our federal and state statutory tax rates, and (3) for the reversal of the valuation allowance for state income tax assets, net of federal taxes at our statutory rate. We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings which is determined in accordance with GAAP.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Admissions revenue was $4,968,000 in 2019 as compared to $5,694,000 in 2018. The $726,000 decrease was related to lower attendance at our 2019 NASCAR event weekends at Dover International Speedway. In recent years, NASCAR attendance has been challenged from the retirement of top drivers and the general trend of declining attendance at many live sporting events.

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

General and administrative expenses increased to $7,524,000 in 2019 from $7,310,000 in 2018. The increase was primarily due to higher employee related costs, insurance expense and real estate taxes.

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

Net cash provided by operating activities was $3,193,000 in 2020 compared to $6,775,000 in 2019.  The decrease was primarily from lower operating earnings in 2020 compared to 2019 as a result of the impacts of the COVID-19 pandemic. In 2020, our May NASCAR weekend at our Dover facility was postponed and run in conjunction with our August NASCAR weekend in Dover. As a result of restrictions imposed by state officials, all events were held without fans in attendance. Additionally, the pandemic forced the cancellation of the Firefly Music Festival in 2020.

Net cash provided by investing activities was $4,438,000 in 2020 compared to $1,267,000 in 2019.  Capital expenditures of $1,998,000 in 2020 related primarily to costs associated with the reopening of Nashville Superspeedway. Capital expenditures of $6,446,000 in 2019 related primarily to costs associated with replacing our NASCAR Cup Series garage, and to a lesser extent, other improvements at our Dover facility.  In July 2020, we closed on the sale of approximately 97 acres of land at our Nashville facility for proceeds of $6,460,000, net of closing costs. The buyer had previously paid to us a $500,000 deposit in June 2019 that was credited to the purchase price. In November 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility. The buyer paid to us a $500,000 non-refundable deposit for that transaction, as described further below. In 2019, we closed on the sale of approximately 141 acres of land at our Nashville Superspeedway facility for proceeds of $6,664,000, net of closing costs.  Also, in the first quarter of 2019, we closed on the sale of a parcel of land we owned near St. Louis for proceeds of $531,000, net of closing costs.

Net cash used in financing activities was $2,640,000 in 2020 compared to $4,416,000 in 2019.  During 2020, we borrowed $3,880,000 from our revolving line of credit, all of which was repaid during the same period.  During 2019, we borrowed $4,180,000 from our revolving line of credit, all of which was repaid during the same period.  We paid $2,546,000 and $3,642,000 in cash dividends during 2020 and 2019, respectively.  During 2019, we purchased and retired 315,840 shares of our outstanding common stock for $643,000 from the open market.  Additionally, we purchased and retired 50,572 and 48,457 shares of our outstanding common stock for $94,000 and $96,000 during 2020 and 2019, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan. As a result of amending our credit agreement in September 2019, we paid $35,000 in bank fees.

We, along with our wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, have a $30,000,000 credit agreement with a bank group. On September 24, 2019, we modified the credit agreement to extend the maturity date to January 1, 2022 and reduce the total available borrowings under the facility from $35,000,000 to $30,000,000. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At December 31, 2020 and 2019, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations, including those that could potentially result from the continued effects of the COVID-19 pandemic, could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At December 31, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $17,494,000 at December 31, 2020. On February 25, 2021, we modified the credit agreement to: (1) extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (the “buyer”) relative to the sale of approximately 147 acres of land at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for approximately 88 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  The buyer paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property. Proceeds from the sale, less closing costs, were $6,460,000. Net proceeds after taxes were approximately $5,290,000 resulting in a gain of $4,843,000. The buyer’s deposit previously paid to us was credited to the purchase price. In November 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility for $14,355,000. The buyer paid us $500,000, which is non-refundable except in the event of a default by us that is not cured within the applicable cure period, and which would be credited to the purchase price at the closing of the sale of that parcel. The transaction is expected to be consummated on or before May 31, 2021. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 650 acres. None of the acreage sold or under agreement extends to the land on which our superspeedway is sited.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings and comprehensive income.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statement of earnings and comprehensive income. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.

We promoted six racing events in 2020 and 2019 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. Due to the effects of the pandemic, the six 2020 races were all held on one weekend in August without fans in attendance.

We have not promoted a major motorsports event at our Nashville Superspeedway since 2011.  On June 3, 2020, we announced that we would be moving one of our NASCAR Cup series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement with NASCAR to promote a NASCAR Cup Series event in Nashville for the 2021 through 2024 racing seasons and a one-year sanction agreement to promote a NASCAR Cup Series event in Dover for the 2021 season.

Broadcasting revenues continue to be a significant long-term revenue source for our business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR under its agreements with various television networks, which is expected to continue for the foreseeable future. Our share of these television broadcast revenues and purse and sanction fees are fixed under our NASCAR sanction agreements through the year 2021 for our Dover facility and through 2024 for our Nashville facility. We are obligated to conduct events in the manner stipulated under the terms and conditions of these sanction agreements.

NASCAR is operating under a ten-year, multi-platform agreement with FOX Sports Media Group (“FOX”) for the broadcasting and digital rights to 16 NASCAR Cup Series races, 14 Xfinity Series races and the entire Gander RV & Outdoors Truck Series (along with practice and qualifying) from 2015 through 2024. The agreement includes “TV Everywhere” rights that allow live-streaming of all FOX races, before and after race coverage, in-progress and finished race highlights, and replays of FOX-televised races to a Fox Sports-affiliated website which began in 2013. The agreement also allows the re-telecasting of races on a FOX network and via video-on-demand for 24 hours and other ancillary programming, including a nightly NASCAR news and information show and weekend at-track shows. NASCAR and FOX Deportes, the number one US Latino sports network, have teamed up to provide our sport’s most expansive Spanish-language broadcast offering ever with coverage of 15 NASCAR Cup Series races which started in 2013.

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

Looking forward, our 2021 sanction agreements with NASCAR contain an increase of approximately 3.9 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for an increase in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.6 percent.

We hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, the 2020 event was cancelled. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held in June 2019 with approximately 120 musical acts. The promoter of the Firefly event is Goldenvoice, a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents is one of the world’s largest presenters of live music and entertainment events. Our amended agreement grants them two 5-year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events. There has been no decision yet regarding whether Firefly will be held in 2021. If Firefly is not held in 2021, due to government-imposed restrictions related to the COVID-19 pandemic or other reasons, our business will be adversely affected.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs, capital spending requirements, stock repurchases, as well as any cash dividends our Board of Directors may declare at least through the next twelve months and also provide for our long-term liquidity. Based on current business conditions, we expect to spend approximately $11,000,000 on capital expenditures during 2021. We have no minimum required pension contributions for 2021, but will consider making additional contributions. Given the uncertainty surrounding the COVID-19 pandemic and its continuing effects, we are unable to predict the extent of the impacts the pandemic may have on our liquidity and our financial results in the future, but those impacts may include a material reduction in revenue or income from operations.

Contractual Obligations

At December 31, 2020, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2021	2022 – 2023	2024 – 2025	Thereafter
Contingent obligation(a)	$3,431,000	$—	$424,000	$789,000	$2,218,000
Purchase obligation(b)	652,000	652,000	—	—	—
Lease payments	115,000	81,000	34,000	—	—
Total contractual cash obligation	$4,198,000	$733,000	$458,000	$789,000	$2,218,000

(a)         In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $12,300,000 was outstanding at December 31, 2020. Annual principal payments on these bonds range from $1,100,000 in September 2021 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority, and therefore, have historically not been required to be recorded on our consolidated balance sheet. If the applicable taxes are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $12,506,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds. The amounts above represent our best estimate of the amounts we will be required to pay per period.

As of December 31, 2020 and 2019, $217,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2020, we paid $945,000 into the sales and incremental property tax fund and $1,365,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our recent decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events in Nashville since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property and sales tax assumptions, the provision for contingent obligation decreased by $171,000 in 2020 and increased by $1,005,000 and $424,000 in 2019 and 2018, respectively, and is $3,218,000 at December 31, 2020. See Item 8. NOTE 1 – Business Operations and Item 8. NOTE 11 – Commitments and Contingencies of the consolidated financial statements included elsewhere in this document for further discussion.

(b)         On June 3, 2020, we announced that we would be reopening Nashville Superspeedway beginning in 2021. Certain construction contracts associated with preparing the facility to reopen were executed as of December 31, 2020.

Related Party Transactions

See Item 8. NOTE 10 – Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. As described below, these estimates could change materially if different information or assumptions were used.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2020, our valuation allowance on state net operating loss carryforwards net of federal income taxes was $363,000, which decreased by $2,099,000 in 2020. These state net operating losses are related to our Nashville facility that has not produced taxable income from operations and has not hosted events since 2011. Valuation allowances had historically fully reserved the state net operating loss carryforwards, net of federal tax benefit. In 2020, we announced the reopening of Nashville Superspeedway and signed a four-year sanction agreement to host a NASCAR Cup Series race at the facility. In November 2020, we entered into an agreement to sell land at our Nashville facility in 2021. As a result, we reversed a portion of the previously recorded valuation allowance on the state net operating loss carryforwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

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

Recent Accounting Pronouncements

See Item 8. NOTE 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

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

Based on their evaluation as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)       Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

(c)       Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2021.

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

Executive Officers of the Registrant. As of December 31, 2020, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	74	11/79 to date

Michael A. Tatoian	Executive Vice President and Chief Operating Officer	60	01/07 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	54	04/08 to date

Thomas G. Wintermantel	Vice President, Treasurer and Secretary	62	07/02 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board for 21 years and prior to that served as Vice Chairman of the Board.

Denis McGlynn has served as our President and Chief Executive Officer for 41 years.

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

Thomas Wintermantel has been Treasurer and Assistant Secretary since July 2002 and became Secretary in May 2020. Previously, Mr. Wintermantel was the Financial Vice President and Treasurer of John W. Rollins & Associates, Financial Vice President of Rollins Jamaica, Ltd. and President and Director of the John W. Rollins Foundation.

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2021.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2021.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Refer to NOTE 8 – Stockholders’ Equity of the consolidated financial statements included elsewhere in this document for further discussion. Securities authorized for issuance under equity compensation plans at December 31, 2020 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,176,000

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2021.

Item 14.	Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2021.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 26.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

2.1	Share Exchange Agreement and Plan of Reorganization dated June 14, 1996 between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), Dover Downs, Inc., Dover Downs International Speedway, Inc. and the shareholders of Dover Downs, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement, Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

2.2	Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002).

3.1	Restated Certificate of Incorporation of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.), dated March 10, 2000 (incorporated herein by reference to Exhibit 3.1 to the Form 10-Q dated April 28, 2000).

3.2	Amended and Restated By-laws of Dover Motorsports, Inc. dated March 1, 2017 (incorporated herein by reference to Exhibit 3.2 to the Form 10-K filed on March 1, 2017).

4.1	Description of Capital Stock.

4.2	Rights Agreement, dated as of June 14, 2016 between Dover Motorsports, Inc. and Computershare Inc. (incorporated herein by reference to Exhibit 4.1 to the Form 8-A filed on June 10, 2016).

10.1	Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.2	Real Property Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement of Dover Downs Gaming & Entertainment, Inc., Number 1-16791, on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002).

10.3	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the spring National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event for the years 2016 - 2020 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 23, 2016).

10.4	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for the fall National Association for Stock Car Auto Racing, Inc. Sprint Cup Series event for the years 2016 - 2020 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated February 23, 2016).

10.5*	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 17, 2006).

10.6*	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated July 26, 2007 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated July 26, 2007).

10.7*	Amendment to Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Michael A. Tatoian dated April 23, 2019 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K dated April 26, 2019).

10.8*	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Thomas G. Wintermantel dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K dated February 17, 2006).

10.9*	Amended and Restated Employment and Non-Compete Agreement between Dover Motorsports, Inc. and Timothy R. Horne dated January 3, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 4, 2008).

10.10*	Non-Compete Agreement between Dover Motorsports, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q dated August 6, 2004).

10.11*	Amendment to certain agreements between Dover Motorsports, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 5, 2008).

10.12*	Amendment to certain agreements between Dover Motorsports, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.13*	Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 28, 2014).

10.14*	Form of Restricted Stock Grant Agreement Used With Dover Motorsports, Inc. 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 3, 2020).

10.15*	Dover Motorsports, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 9, 2012).

10.16	Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 12, 2011).

10.17	Modification Letter to Credit Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated October 2, 2012).

10.18	Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and RBS Citizens, N.A., as agent, dated as of April 29, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 29, 2013).

10.19	Third Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and Citizens Bank, N.A., as agent, dated as of September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 16, 2016).

10.20	Fourth Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, USA, Inc. and Citizens Bank, N.A., as agent, dated as of September 24, 2019 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated September 24, 2019).

10.21	Fifth Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, U.S.A., Inc. and Citizens Bank, N.A. as agent, dated as of February 25, 2021. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated February 25, 2021).

10.22	Option to Purchase Agreement between PDC TN/FL LLC and Nashville Speedway, USA, Inc., dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated June 25, 2019).

10.23	Second Amendment to Option to Purchase Agreement between PDC TN/FL LLC) and Nashville Speedway, USA, Inc., dated as of June 25, 2019 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated June 25, 2019).

10.24	Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for 2021 National Association for Stock Car Auto Racing, Inc. NASCAR Cup Series events (delivered June 2, 2020) (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated June 2, 2020).

10.25	Sanction Agreement between Nashville Speedway, USA, Inc. and NASCAR Event Management, Inc. for 2021 to 2024 National Association for Stock Car Auto Racing, Inc. NASCAR Cup Series events (delivered June 2, 2020) (incorporated herein by reference to Exhibit 10.2 to the Form 8-K dated June 2, 2020).

10.26	Purchase and Sale Agreement dated November 5, 2020 between Nashville Superspeedway, USA, Inc. and PDC TN/FL, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated November 5, 2020).

21.1	Subsidiaries

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Dover Motorsports, Inc. annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (iv) Notes to the Consolidated Financial Statements.

* Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 4, 2021	Dover Motorsports, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President, Chief Executive Officer and Director	March 4, 2021
Denis McGlynn	(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President – Finance,	March 4, 2021
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 4, 2021
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman of the Audit Committee	March 4, 2021
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 4, 2021
Jeffrey W. Rollins

/s/ R. Radcliffe Hastings	Director	March 4, 2021
R. Radcliffe Hastings

/s/ Michael A. Tatoian	Director	March 4, 2021
Michael A. Tatoian

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dover Motorsports, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Pension Plans

As discussed in Note 7 to the consolidated financial statements, the Company has recorded an aggregate defined benefit pension obligation of $17,028,000 as of December 31, 2020, which exceeded the fair value of pension plan assets of $14,715,000 , resulting in an unfunded status of pension plans of $2,313,000. The benefit obligations and pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate and expected long-term rate of return on assets.

We identified the assessment of the valuation of the unfunded status of pension plans as a critical audit matter, as it involves especially challenging and complex auditor judgment. Specialized skills and knowledge were required to evaluate the actuarial assumptions, including specifically the discount rate and the expected long-term rate of return on assets. In addition, a high degree of auditor judgment was required to evaluate the discount rate and long-term rate of return on plan assets as small changes in these assumptions would have an impact on the valuation of the unfunded status of the pension plans.

The following are the primary procedures we performed to address this critical audit matter. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Recalculating the discount rate using the benefit payment cash flows and yield curve provided by the Company and comparing the results to the Company’s selected discount rate

•	Comparing the Company’s selected discount rate to publicly available data for comparable entities

•	Developing an estimate of the defined benefit pension obligation based on the cash flows and spot rates provided by the Company’s actuary and compared it to the benefit obligation disclosed

•	Independently estimating a long-term rate of return using publicly available capital market assumptions, and comparing the results to the Company’s selected long-term rate of return on plan assets.

We have served as the Company’s auditor since 1996.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2021

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2020	2019	2018
Revenues:
Admissions	$—	$4,968	$5,694
Event-related	2,885	6,713	8,410
Broadcasting	35,646	34,267	32,905
Other	12	15	7
	38,543	45,963	47,016
Expenses:
Operating and marketing	25,221	29,241	29,277
General and administrative	7,676	7,524	7,310
Depreciation	3,046	4,353	3,285
Costs to remove long-lived assets	341	1,170	—
	36,284	42,288	39,872

Gain on sale of land	4,843	4,325	2,413

Operating earnings	7,102	8,000	9,557

Interest (expense) income, net	(35)	22	(62)
Benefit (provision) for contingent obligation	171	(1,005)	(424)
Other income (expense), net	182	269	(4)

Earnings before income taxes	7,420	7,286	9,067

Income tax benefit (expense)	62	(1,786)	(2,178)

Net earnings	7,482	5,500	6,889

Change in pension net actuarial loss and prior service cost, net of income taxes	(94)	(333)	155

Comprehensive income	$7,388	$5,167	$7,044

Net earnings per common share (Note 2):
Basic	$0.21	$0.15	$0.19
Diluted	$0.21	$0.15	$0.19

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$12,568	$7,577
Accounts receivable	601	645
Inventories	18	18
Prepaid expenses and other	1,557	1,186
Income taxes receivable	24	283
Assets held for sale	5,844	—
Total current assets	20,612	9,709

Property and equipment, net	63,075	71,357
Right of use asset	112	188
Deferred income taxes	2,425	—
Other assets	1,322	1,212
Total assets	$87,546	$82,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$119
Accrued liabilities	3,463	3,710
Contract liabilities	1,395	976
Non-refundable deposit	500	—
Total current liabilities	5,928	4,805

Liability for pension benefits	871	1,016
Lease liability	33	112
Non-refundable deposit	—	500
Provision for contingent obligation	3,218	3,389
Deferred income taxes	8,469	8,676
Total liabilities	18,519	18,498

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,862,407 and 17,823,979, respectively	1,786	1,782
Class A common stock, $.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,207	100,994
Accumulated deficit	(32,032)	(36,968)
Accumulated other comprehensive loss	(3,785)	(3,691)
Total stockholders’ equity	69,027	63,968
Total liabilities and stockholders’ equity	$87,546	$82,466

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net earnings	$7,482	$5,500	$6,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,046	4,353	3,285
Amortization of credit facility fees	56	61	63
Stock-based compensation	311	294	302
Deferred income taxes	(2,552)	413	(966)
(Benefit) provision for contingent obligation	(171)	1,005	424
(Gains) losses on equity investments	(115)	(162)	90
Gain on sale of land	(4,843)	(4,325)	(2,413)
Changes in assets and liabilities:
Accounts receivable	44	31	(200)
Inventories	—	3	(6)
Prepaid expenses and other	(398)	(181)	37
Accounts payable	219	(8)	66
Accrued liabilities	(383)	407	38
Payable to Dover Downs Gaming & Entertainment, Inc.	—	(9)	2
Income taxes payable/receivable	215	(380)	1,284
Contract liabilities	419	(164)	(109)
Liability for pension benefits	(137)	(63)	(1,835)
Net cash provided by operating activities	3,193	6,775	6,951

Investing activities:
Capital expenditures	(1,998)	(6,446)	(992)
Proceeds from sale of land, net	5,960	7,224	4,945
Non-refundable deposit received	500	500	—
Purchases of equity investments	(361)	(51)	(124)
Proceeds from sale of equity investments	337	40	90
Net cash provided by investing activities	4,438	1,267	3,919

Financing activities:
Borrowings from revolving line of credit	3,880	4,180	12,260
Repayments on revolving line of credit	(3,880)	(4,180)	(15,500)
Dividends paid	(2,546)	(3,642)	(2,930)
Repurchase of common stock	(94)	(739)	(750)
Credit facility fees	—	(35)	—
Net cash used in financing activities	(2,640)	(4,416)	(6,920)

Net increase in cash	4,991	3,626	3,950
Cash, beginning of year	7,577	3,951	1
Cash, end of year	$12,568	$7,577	$3,951

Supplemental information:
Interest (received) paid	$(17)	$(72)	$72
Income tax payments	$2,275	$1,752	$1,861
Change in accounts payable for capital expenditures	$232	$(60)	$60

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Business Operations

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. Our Dover facility was scheduled to promote the following six events during 2020, all of which were under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and August);
•	2 NASCAR Xfinity Series events (May and August);
•	1 NASCAR Gander RV & Outdoors Truck Series event (May); and
•	1 NASCAR ARCA Menards Series East event (August).

Due to the impacts of the COVID-19 pandemic, our May NASCAR weekend was postponed and the three events originally scheduled for that weekend were held in combination with our already scheduled August NASCAR weekend events. On July 25, 2020, Delaware state officials notified us that due to public safety and health concerns, they would not approve our request to host a limited number of fans at our August NASCAR weekend. As a result, all of our 2020 events were held with no fans in attendance during the third quarter of 2020.

In contrast, in 2019 and 2018 we held six events, all with fans in attendance. A NASCAR Cup Series event, a NASCAR Xfinity Series event and a NASCAR Gander RV & Outdoors Truck Series event were held at Dover International Speedway during the second quarter of 2019 and 2018. A NASCAR Cup Series event, a NASCAR Xfinity Series event and a NASCAR ARCA Menards Series East event were held at Dover International Speedway during the fourth quarter of 2019 and 2018.

In 2021, we are scheduled to once again promote these six events, with three events at Dover International Speedway in May and three events at Nashville Superspeedway in June. We have not promoted a major motorsports event at our Nashville Superspeedway since 2011.   On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons. We also entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season. Total revenues from these event weekends were approximately 98% of total revenues in 2020, and approximately 96% in 2019 and 2018.

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020 and has resulted in travel restrictions, business closures, government-imposed stay-at-home orders and the implementation of “social distancing,” limitations on the size of gatherings, cancellations of events and certain other measures to prevent the further spread of the virus. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. It remains highly uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions, including overall uncertainty about the timing of widespread availability of vaccines. For those reasons, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows. In particular, if restrictions related to COVID-19 limit our ability to host fans at our scheduled 2021 events, our admissions and event-related revenues will be adversely impacted.

We hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years and it was scheduled to return on June 18-21, 2020. Due to the COVID-19 pandemic, the 2020 event was cancelled. The inaugural three day festival with 40 musical acts was held in July 2012 and the 2019 event was held in June 2019 with approximately 120 musical acts. The promoter of the Firefly event is Goldenvoice, a company of AEG Presents, LLC, a subsidiary of Anschutz Entertainment Group, Inc.  AEG Presents is one of the world’s largest presenters of live music and entertainment events. Our amended agreement grants them two 5-year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events. There has been no decision yet regarding whether Firefly will be held in 2021. If Firefly is not held in 2021, due to government-imposed restrictions related to the COVID-19 pandemic or other reasons, our business will be adversely affected.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (the “buyer”) relative to the sale of approximately 147 acres of land at our Nashville property at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for approximately 88 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  The buyer paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property. Proceeds from the sale, less closing costs, were $6,460,000. Net proceeds after taxes were approximately $5,290,000 resulting in a gain of $4,843,000. The buyer’s deposit previously paid to us was credited to the purchase price. In November 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility for $14,355,000. The buyer paid us $500,000, which is non-refundable except in the event of a default by us that is not cured within the applicable cure period, and which would be credited to the purchase price at the closing of the sale of that parcel. The transaction is expected to be consummated on or before May 31, 2021. At December 31, 2020, the carrying value of the land is classified as assets held for sale in our consolidated balance sheet. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 650 acres. None of the acreage sold or under agreement extends to the land on which our superspeedway is sited.

On February 28, 2019, we entered into an agreement to sell 7.63 acres of land at our Nashville facility for proceeds, less closing costs, of $267,000. The sale closed in the first quarter of 2019 and resulted in a gain of $139,000, which we have reported as gain on sale of land in our consolidated statement of earnings.

During September 2018, we entered into negotiations to sell the last remaining parcel of land we owned near St. Louis. The sale resulted in a loss of $99,000, which we reported as loss on sale of land in our consolidated statements of earnings. The sale closed in the first quarter of 2019 with proceeds, less closing costs, of $531,000.

NOTE 2 – Summary of Significant Accounting Policies

Basis of consolidation and presentation—The accompanying consolidated financial statements include the accounts of Dover Motorsports, Inc. and our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are reported at fair-value in other assets in our consolidated balance sheets. Changes in fair value are reported in other income (expense), net on the consolidated statements of earnings and comprehensive income. See NOTE 7 – Pension Plans, NOTE 8 – Stockholders’ Equity and NOTE 9 – Fair Value Measurements for further discussion.

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

Prepaid expenses and other - Prepaid expenses and other current assets consist primarily of amounts paid for expenses expected to be recognized within a year, and include the following at December 31:

	2020	2019
Insurance	$1,073,000	$692,000
Property taxes	322,000	322,000
Other	162,000	172,000
	$1,557,000	$1,186,000

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

During the second quarter of 2019, we entered into certain operating leases with 36 month terms.  At December 31, 2020 and 2019, respectively, our consolidated balance sheets included a right of use asset of $112,000 and $188,000, a long-term lease liability of $33,000 and $112,000, and a short-term lease liability, which is included in accrued liabilities, of $79,000 and $76,000.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2020, our valuation allowance on state net operating loss carryforwards net of federal income taxes was $363,000, which decreased by $2,099,000 in 2020. These state net operating losses are related to our Nashville facility that has not produced taxable income from operations. In 2020, we announced the reopening of Nashville Superspeedway and signed a four-year sanction agreement to host a NASCAR Cup Series race at the facility. We reversed a portion of the previously recorded valuation allowance on the state net operating loss carry forward as a result of this future taxable income. In November 2020, we entered into an agreement to sell land at our Nashville facility in 2021. We reversed an additional portion of the valuation allowance as a result of this future taxable income.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival held at our Dover facility. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Revenues pertaining to specific events are deferred and recorded as contract liabilities in our consolidated balance sheet until the event is held. As of December 31, 2020, contract liabilities in our consolidated balance sheet relate to 2021 events. As of December 31, 2019, contract liabilities in our consolidated balances sheets related to 2020 events. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $213,000, $538,000, and $685,000 of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the liability activity related to contracts with customers for the years ended December 31:

	2020	2019	2018
Balance, beginning of year	$976	$1,140	$1,249
Reductions from beginning balance	(273)	(1,140)	(1,249)
Additional liabilities recorded during the year	3,702	8,811	9,941
Reduction of additional liabilities recorded during the year, not from beginning balance	(3,010)	(7,835)	(8,801)
Balance, end of year	$1,395	$976	$1,140

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024.  We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2021 and beyond of approximately $3,219,000 at December 31, 2020.

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

Expense recognition—The cost of advertising is expensed as incurred. Advertising expenses were $56,000, $1,000,000, and $1,205,000 in 2020, 2019 and 2018, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	2020	2019	2018
Net earnings per common share – basic and diluted:
Net earnings	$7,482	$5,500	$6,889
Allocation to nonvested restricted stock awards	(115)	(87)	(111)
Net earnings available to common stockholders	$7,367	$5,413	$6,778

Weighted-average shares outstanding – basic and diluted	35,836	35,946	36,130

Net earnings per common share – basic and diluted	$0.21	$0.15	$0.19

There were no options outstanding during 2020, 2019 or 2018.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $311,000, $294,000, and $302,000 as general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively. We recorded income tax benefits of $69,000, $71,000, and $83,000 for the years ended December 31, 2020, 2019 and 2018, respectively, related to vesting of our restricted stock awards.

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

Reclassifications – Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. As a result of the announcement that we will be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway pursuant to a four-year sanction agreement with NASCAR, long-term assets that were historically shown separately on the consolidated balance sheet have been included in property and equipment, net. The impact of the reclassification made to prior year amounts is not material and did not affect net earnings or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We adopted the standard in the first quarter of 2019 using the prospective adoption approach and elected the practical expedient to not recognize lease assets and liabilities for leases with terms of twelve months or less.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following:   1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018. In accordance with the standard, we reclassified $73,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to accumulated deficit as of January 1, 2018. See NOTE 8 – Stockholders’ Equity. Additionally, changes in fair value of equity investments are now included in other income (expense), net in our consolidated statements of earnings and comprehensive income. See NOTE 9 – Fair Value Measurements.

NOTE 3 – Property and Equipment

Property and equipment consists of the following as of December 31:

	2020	2019
Land	$29,037,000	$36,503,000
Facilities	93,055,000	92,932,000
Furniture, fixtures and equipment	9,372,000	9,087,000
Construction in progress	1,985,000	163,000
	133,449,000	138,685,000
Less accumulated depreciation	(70,374,000)	(67,328,000)
	$63,075,000	$71,357,000

In the third quarter of 2019, management approved plans to remove certain grandstand seating following the completion of our 2019 race season.  As a result, we adjusted the service lives of those assets to properly reflect their shortened estimated useful life.  We recorded accelerated depreciation expense of $1,172,000 in 2019 related to these assets.  We incurred costs of $341,000 and $1,170,000 in 2020 and 2019, respectively, to remove seating which is included in costs to remove long-lived assets in our consolidated statement of earnings and comprehensive income.

NOTE 4 – Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2020	2019
Payroll and related items	$422,000	$434,000
Real estate taxes	920,000	943,000
Pension	1,442,000	1,305,000
Grandstand removal cost	—	439,000
Other	679,000	589,000
	$3,463,000	$3,710,000

NOTE 5 – Long-Term Debt

At December 31, 2020, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $30,000,000 credit agreement with a bank group. On September 24, 2019, we modified the credit agreement to extend the maturity date to January 1, 2022 and reduce the total available borrowings under the facility from $35,000,000 to $30,000,000. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At December 31, 2020 and 2019, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At December 31, 2020, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $17,494,000 at December 31, 2020. On February 25, 2021, we modified the credit agreement to: (1) extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 6 – Income Taxes

The current and deferred income tax benefit (expense) is as follows:

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$(1,975,000)	$(1,251,000)	$(2,461,000)
State	(515,000)	(122,000)	(683,000)
	(2,490,000)	(1,373,000)	(3,144,000)
Deferred:
Federal	(29,000)	(219,000)	929,000
State	2,581,000	(194,000)	37,000
	2,552,000	(413,000)	966,000
Total income tax benefit (expense)	$62,000	$(1,786,000)	$(2,178,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2020	2019	2018
Federal tax at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	15.4%	65.8%	19.8%
Valuation allowance	(37.4)%	(62.4)%	(14.2)%
Other	0.2%	0.1%	(2.6)%
Effective income tax rate	(0.8)%	24.5%	24.0%

Deferred income tax assets and liabilities are comprised of the following as of December 31:

	2020	2019
Deferred income tax assets:
Accruals not currently deductible for income taxes	$1,857,000	$1,905,000
Net operating loss carry-forwards	2,773,000	2,989,000
Total deferred income tax assets	4,630,000	4,894,000
Valuation allowance	(363,000)	(2,462,000)
Net deferred income tax assets	4,267,000	2,432,000

Deferred income tax liabilities:
Depreciation	(10,311,000)	(11,108,000)
Total deferred income tax liabilities	(10,311,000)	(11,108,000)
Net deferred income tax liability	$(6,044,000)	$(8,676,000)

Amounts recognized in the consolidated balance sheets:
Noncurrent deferred income tax assets	$2,425,000	$—
Noncurrent deferred income tax liabilities	(8,469,000)	(8,676,000)
	$(6,044,000)	$(8,676,000)

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carry-forwards (expiring through 2032). At December 31, 2020, we have available state net operating loss carryforwards of $54,000,000. Valuation allowances which reserved a portion of the state net operating loss carryforwards, net of federal tax benefit, decreased in 2020, 2019, and 2018 by $2,099,000, $4,543,000 and $1,286,000, respectively.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in 2020, 2019 or 2018. As of December 31, 2020 and 2019, we had no liabilities for uncertain income tax matters.

We file income tax returns with the Internal Revenue Service and the states in which we conduct business. We have identified the U.S. federal and state of Delaware as our major tax jurisdictions. As of December 31, 2020, tax years after 2016 remain open to examination for federal and Delaware income tax purposes.

NOTE 7 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees' remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan were $1,322,000 and $1,182,000 as of December 31, 2020 and 2019, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 9 – Fair Value Measurements).

The following table sets forth the defined benefit plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$15,455,000	$13,359,000
Interest cost	436,000	516,000
Actuarial loss	1,569,000	1,998,000
Benefits paid	(432,000)	(418,000)
Benefit obligation at end of year	17,028,000	15,455,000

Change in plan assets:
Fair value of plan assets at beginning of year	13,134,000	11,440,000
Actual gain on plan assets	2,009,000	2,108,000
Contributions	—	—
Benefits paid	(432,000)	(418,000)
Other	4,000	4,000
Fair value of plan assets at end of year	14,715,000	13,134,000

Unfunded status	$(2,313,000)	$(2,321,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2020	2019
Accrued liabilities	$(1,442,000)	$(1,305,000)
Liability for pension benefits	(871,000)	(1,016,000)
	$(2,313,000)	$(2,321,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension benefit at December 31 are as follows:

	2020	2019
Net actuarial loss, pre-tax	$6,306,000	$6,176,000

The components of net periodic pension benefit for our defined benefit pension plans for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Interest cost	$436,000	$516,000	$463,000
Expected return on plan assets	(740,000)	(727,000)	(699,000)
Recognized net actuarial loss	167,000	149,000	151,000
	$(137,000)	$(62,000)	$(85,000)

The net periodic pension benefit is included in other income (expense), net in our consolidated statements of earnings and comprehensive income.

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2020, 2019 and 2018, and the actuarial value of the benefit obligation at December 31, 2020 and 2019 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2020	2019	2018	2020	2019
Weighted-average discount rate	3.4%	4.4%	3.8%	2.8%	3.4%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	5.75%	6.5%	6.5%	n/a	n/a

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

For 2020, we assumed a long-term rate of return on plan assets of 5.75%. In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2019 pension liability, we updated from the Society of Actuaries (“SOA”) RP-2014 mortality tables with SOA MP-2018 mortality improvement tables to the SOA Pri-2012 mortality tables with the SOA MP-2019 mortality improvement tables. This mortality update, along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2019. For 2020, we updated to the SOA MP-2020 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2020.

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

The fair values of our pension assets as of December 31, 2020 by asset category are as follows (refer to NOTE 9 – Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$1,108,000	$1,108,000	$—	$—
Equity-mid cap	405,000	405,000	—	—
Equity-small cap	313,000	313,000	—	—
Equity-international	750,000	750,000	—	—
Fixed income	11,798,000	11,798,000	—	—
Money market	341,000	341,000	—	—
Total mutual funds/ETFs	$14,715,000	$14,715,000	$—	$—

The fair values of our pension assets as of December 31, 2019 by asset category are as follows (refer to NOTE 9 – Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$995,000	$995,000	$—	$—
Equity-mid cap	502,000	502,000	—	—
Equity-small cap	560,000	560,000	—	—
Equity-international	667,000	667,000	—	—
Fixed income	10,358,000	10,358,000	—	—
Money market	52,000	52,000	—	—
Total mutual funds/ETFs	$13,134,000	$13,134,000	$—	$—

We have no minimum required pension contributions for 2021, but will consider making additional contributions.

Estimated future benefit payments are as follows:

2021	$1,989,000
2022	$605,000
2023	$665,000
2024	$669,000
2025	$722,000
2026-2030	$3,643,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In 2020, 2019 and 2018, we recorded general and administrative expenses of $88,000, $120,000, and $112,000, respectively, related to the SERP. During 2020, 2019 and 2018, we contributed $120,000, $108,000, and $85,000 to the plan, respectively. The liability for SERP pension benefits was $88,000 and $120,000 as of December 31, 2020 and 2019, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $132,000, $118,000, and $129,000 in 2020, 2019 and 2018, respectively.

NOTE 8 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1,825	$1,851	$101,844	$(42,858)	$(3,440)
Adoption of ASU 2016-01 (see NOTE 2)	—	—	—	73	(73)
Net earnings	—	—	—	6,889	—
Dividends paid, $0.08 per share	—	—	—	(2,930)	—
Issuance of restricted stock awards, net of forfeitures	15	—	(15)	—	—
Stock-based compensation	—	—	302	—	—
Repurchase and retirement of common stock	(35)	—	(715)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $60	—	—	—	—	155
Balance at December 31, 2018	1,805	1,851	101,416	(38,826)	(3,358)
Net earnings	—	—	—	5,500	—
Dividends paid, $0.10 per share	—	—	—	(3,642)	—
Issuance of restricted stock awards, net of forfeitures	14	—	(14)	—	—
Stock-based compensation	—	—	294	—	—
Repurchase and retirement of common stock	(37)	—	(702)	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $135	—	—	—	—	(333)
Balance of December 31, 2019	1,782	1,851	100,994	(36,968)	(3,691)
Net earnings	—	—	—	7,482	—
Dividends paid, $0.07 per share	—	—	—	(2,546)	—
Issuance of restricted stock awards, net of forfeitures	9	—	(9)	—	—
Stock-based compensation	—	—	311	—	—
Repurchase and retirement of common stock	(5)	—	(89)	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $36	—	—	—	—	(94)
Balance of December 31, 2020	$1,786	$1,851	$101,207	$(32,032)	$(3,785)

As of December 31, 2020 and 2019, accumulated other comprehensive loss, net of income taxes, consists of the following:

	2020	2019
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,521,000, and $2,485,000, respectively	$(3,785,000)	$(3,691,000)

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

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases in 2020. During the years ended December 31, 2019 and 2018, we purchased and retired 315,840 and 308,928 shares of our outstanding common stock at an average purchase price of $1.99 and $2.08 per share, respectively, not including nominal brokerage commissions. At December 31, 2020, we had remaining repurchase authority of 384,809 shares.

During the years ended December 31, 2020, 2019 and 2018, we purchased and retired 50,572, 48,457, and 47,236 shares of our outstanding common stock at an average purchase price of $1.86, $1.99 and $2.00 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. As of December 31, 2020, there were 1,176,000 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	574,800	$2.17
Granted	158,000	$1.86
Vested	(143,800)	$2.29
Forfeited	(53,000)	$2.07
Nonvested at December 31, 2020	536,000	$2.05

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 based on the weighted average grant date fair value was $329,000, $328,000, and $288,000, respectively. The grant-date fair value per share of nonvested restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 was $1.86, $1.99, and $2.00, respectively. We recorded compensation expense of $311,000, $294,000, and $302,000 related to restricted stock awards for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $520,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2020 and 2019:

	Total	Level 1	Level 2	Level 3
2020
Investments	$1,322,000	$1,322,000	$—	$—

2019
Investments	$1,182,000	$1,182,000	$—	$—

Our investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our investments for the year ended December 31, 2020 are as follows:

Net gains recognized during the period on equity investments	$115,000
Less: net gains recognized during the period on equity investments sold during the period	59,000
Unrealized gains recognized during the period on equity investments still held at period end	$56,000

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

There were no borrowings outstanding under our credit facility at December 31, 2020 or 2019. Borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 – Long-Term Debt and therefore we believe would approximate fair value.

NOTE 10 – Related Party Transactions

During the years ended December 31, 2019 and 2018, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, allocated costs of $430,000 and $1,775,000, respectively, to us for certain administrative and operating services, including leased space.  We allocated certain administrative and operating service costs of $110,000 and $189,000, respectively, to Gaming for the years ended December 31, 2019 and 2018.  The allocations were based on an analysis of each company’s share of the costs. In connection with our NASCAR event weekends at Dover International Speedway, Gaming provided certain services, primarily catering, for which we were invoiced $847,000 during the year ended December 31, 2018.  Additionally, we invoiced Gaming $15,000, and $211,000 during 2019 and 2018, respectively, for tickets, our commission for suite catering and other services to the NASCAR events.  Effective March 28, 2019, Gaming became part of Twin River Worldwide Holdings, Inc. as a result of a merger, and therefore, was no longer related through common ownership. Accordingly, the amounts reflected above for the year ended December 31, 2019 are only through March 28, 2019. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 11 – Commitments and Contingencies

We lease equipment with leases expiring at various dates through 2022. Total rental expense charged to operations amounted to $81,000, $47,000, and $67,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $12,300,000 was outstanding at December 31, 2020. Annual principal payments on these bonds range from $1,100,000 in September 2021 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $12,506,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of December 31, 2020 and 2019, $217,000 and $637,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2020, we paid $945,000 into the sales and incremental property tax fund and $1,365,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our recent decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property and sales tax assumptions, the provision for contingent obligation decreased by $171,000 in 2020 and increased by $1,005,000 and $424,000 in 2019 and 2018, respectively, and is $3,218,000 at December 31, 2020. See NOTE 1 – Business Operations.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,000,000 to $8,900,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $2,000,000 and $2,900,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up figure assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

C O R P O R A T E D A T A

Directors	Executive Officers

Henry B. Tippie*+†

Chairman of the Board of Directors

Former Chairman of the Board of Directors of

Dover Downs Gaming & Entertainment, Inc.

Chairman of the Board and Chief Executive Officer

of Tippie Services, Inc.

Denis McGlynn

President and Chief Executive Officer

Michael A. Tatoian

Executive Vice President and Chief Operating Officer

Timothy R. Horne

Senior Vice President – Finance and Chief Financial Officer

Thomas G. Wintermantel

Vice President, Treasurer and Secretary

Stock Listing: New York Stock Exchange

Ticker Symbol: DVD

Transfer Agent and Registrar:

Computershare

PO Box 505000

Louisville, KY 40233-5000

For overnight delivery, use

462 South 4th Street, Suite1600

Louisville, KY 40202

www.computershare.com/investor

Annual Meeting of Stockholders:

April 28, 2021

9:00 am

Corporate Office:

1131 N. DuPont Highway

P.O. Box 843

Dover, DE 19903

Internet Address: www.dovermotorsports.com

Denis McGlynn* President and Chief Executive Officer Former President and Chief Executive Officer and Director of Dover Downs Gaming & Entertainment, Inc.

Timothy R. Horne

Senior Vice President – Finance and Chief Financial Officer

Former Senior Vice President – Finance, Treasurer and

Chief Financial Officer and Director of Dover

Downs Gaming & Entertainment, Inc.

Patrick J. Bagley** Former Senior Vice President-Finance and Chief Financial Officer

Jeffrey W. Rollins**+† Managing Member of Osprey Investment Partners Senior Investment Officer of Ashford Capital Management

R. Radcliffe Hastings** Managing Member of Clifferad, LLC

Michael A. Tatoian Executive Vice President and Chief Operating Officer

* member of the Executive Committee
** member of the Audit Committee
+ member of the Compensation and Stock Incentive Committee
† member of Nominating and Corporate Governance Committee