Form 10-Q
period 2021-03-31
DOVER MOTORSPORTS INC
filed 2021-05-03
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Commission file number      001-11929

Dover Motorsports, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0357525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware 19901

(Address of principal executive offices)

(302) 883-6500

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 Par Value	DVD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2021, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock -	17,935,616 shares
Class A Common Stock -	18,509,975 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Event-related	$157	$204

Expenses:
Operating and marketing	1,596	988
General and administrative	2,255	1,987
Depreciation	763	768
Costs to remove long-lived assets	—	341
	4,614	4,084

Operating loss	(4,457)	(3,880)

Interest (expense) income, net	(15)	3
Benefit (provision) for contingent obligation	34	(369)
Other income (expense), net	125	(138)

Loss before income taxes	(4,313)	(4,384)

Income tax benefit	1,111	1,244

Net loss	(3,202)	(3,140)

Change in pension net actuarial loss and prior service cost, net of income taxes	11	29

Comprehensive loss	$(3,191)	$(3,111)

Net loss per common share:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$10,862	$12,568
Accounts receivable	2,003	601
Inventories	18	18
Prepaid expenses and other	1,709	1,557
Income taxes receivable	24	24
Assets held for sale	5,844	5,844
Total current assets	20,460	20,612

Property and equipment, net	66,148	63,075
Right of use asset	207	112
Deferred income taxes	2,425	2,425
Other assets	1,360	1,322
Total assets	$90,600	$87,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$570
Accrued liabilities	3,504	3,463
Contract liabilities	7,725	1,395
Non-refundable deposit	500	500
Total current liabilities	13,352	5,928

Liability for pension benefits	746	871
Lease liability	105	33
Provision for contingent obligation	3,184	3,218
Deferred income taxes	7,370	8,469
Total liabilities	24,757	18,519

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,935,616 and 17,862,407, respectively	1,793	1,786
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,207	101,207
Accumulated deficit	(35,234)	(32,032)
Accumulated other comprehensive loss	(3,774)	(3,785)
Total stockholders’ equity	65,843	69,027
Total liabilities and stockholders’ equity	$90,600	$87,546

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(3,202)	$(3,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	763	768
Amortization of credit facility fees	15	14
Stock-based compensation	124	92
Deferred income taxes	(1,111)	(1,244)
Provision for contingent obligation	(34)	369
(Gains) losses on equity investments	(19)	176
Changes in assets and liabilities:
Accounts receivable	(1,402)	(132)
Prepaid expenses and other	(155)	(86)
Accounts payable	(245)	(15)
Accrued liabilities	17	(1,030)
Contract liabilities	6,330	1,933
Liability for pension benefits	(101)	(37)
Net cash provided by (used in) operating activities	980	(2,332)

Investing activities:
Capital expenditures	(2,538)	(115)
Purchases of equity investments	(4)	(196)
Proceeds from sale of equity investments	11	192
Net cash used in investing activities	(2,531)	(119)

Financing activities:
Borrowings from revolving line of credit	—	180
Repayments on revolving line of credit	—	(180)
Repurchase of common stock	(117)	(94)
Credit facility fees	(38)	—
Net cash used in financing activities	(155)	(94)

Net decrease in cash	(1,706)	(2,545)
Cash, beginning of period	12,568	7,577
Cash, end of period	$10,862	$5,032

Supplemental information:
Interest received	$(3)	$(17)
Change in accounts payable for capital expenditures	$1,298	$-

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2021. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 due to the seasonal nature of our business.

NOTE 2 – Business Operations

Dover Motorsports, Inc. is a public holding company that is a marketer and promoter of motorsports entertainment in the United States. Through our subsidiaries, we own and operate Dover International Speedway® in Dover, Delaware and Nashville Superspeedway® near Nashville, Tennessee. We are scheduled to promote the following six events during 2021, all of which would be under the auspices of the premier sanctioning body in motorsports - the National Association for Stock Car Auto Racing (“NASCAR”):

•	2 NASCAR Cup Series events (May and June);
•	2 NASCAR Xfinity Series events (May and June);
•	1 NASCAR Gander RV & Outdoors Truck Series event (June); and
•	1 NASCAR ARCA Menards Series East event (May).

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

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020 and has resulted in travel restrictions, business closures, government-imposed stay-at-home orders and the implementation of “social distancing,” limitations on the size of gatherings, cancellations of events and certain other measures to prevent the further spread of the virus. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. It remains uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions, including overall uncertainty about the timing of widespread availability of vaccines. For those reasons, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows.

We hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years prior to its cancellation in 2020 due to the COVID-19 pandemic. Goldenvoice, a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) and the event’s promoter, recently announced plans to hold Firefly at our property in September 2021. The three day festival has grown from 40 musical acts in July 2012 to approximately 120 musical acts in June 2019. AEG Presents is one of the world’s largest presenters of live music and entertainment events. Our amended agreement grants them two 5-year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property.  In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (the “buyer”) relative to the sale of approximately 147 acres of land at our Nashville facility at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for approximately 88 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  The buyer paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property. Proceeds from the sale, less closing costs, were $6,460,000. Net proceeds after taxes were approximately $5,290,000 resulting in a gain of $4,843,000. The buyer’s deposit previously paid to us was credited to the purchase price. On November 5, 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility for $14,355,000. The buyer paid us $500,000, which is non-refundable except in the event of a default by us that is not cured within the applicable cure period, and which would be credited to the purchase price at the closing of the sale of that parcel. The transaction is expected to be consummated on or before May 31, 2021. At March 31, 2021 and December 31, 2020, the carrying value of the land is classified as assets held for sale in our consolidated balance sheet. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 650 acres. None of the acreage sold or under agreement extends to the land on which our superspeedway is sited.

NOTE 3 – Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the asset’s estimated useful life. Accumulated depreciation was $71,089,000 and $70,374,000 as of March 31, 2021 and December 31, 2020, respectively.

Revenue recognition—We classify our revenues as admissions, event-related, broadcasting and other. “Admissions” revenue includes ticket sales for our events. “Event-related” revenue includes amounts received from sponsorship fees; luxury suite rentals; hospitality tent rentals and catering; concessions and vendor commissions for the right to sell concessions and souvenirs at our events; sales of programs; track rentals; broadcasting rights other than domestic television broadcasting revenue, and other event-related revenues. Additionally, event related revenue includes amounts received for the use of our property and a portion of the concession sales we manage from the Firefly Music Festival. “Broadcasting” revenue includes rights fees obtained for domestic television broadcasts of events held at our speedways.

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Cash received in advance from customers pertaining to specific events is deferred and recorded as a contract liability in our consolidated balance sheets until the event is held. As of March 31, 2021, all of the contract liabilities on our consolidated balance sheet relates to 2021 events with the exception of $150,000 that relates to 2022 events. As of December 31, 2020, contract liabilities in our consolidated balance sheets related to 2021 events. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. There was no revenue recorded from barter transactions for the three months ended March 31, 2021 or 2020.

The following table summarizes the liability activity related to contracts with customers for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Balance, beginning of period	$1,395	$976
Reductions from beginning balance	(76)	—
Additional liabilities recorded during the period	6,442	1,974
Reduction of additional liabilities recorded during the period, not from beginning balance	(36)	(41)
Balance, end of period	$7,725	$2,909

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2022 and beyond of approximately $5,478,000 at March 31, 2021.

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

Expense recognition—The cost of advertising is expensed as incurred. Advertising expenses were $434,000 and $52,000 for the three months ended March 31, 2021 and 2020, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended March 31,
	2021	2020
Net loss per common share – basic and diluted:
Net loss	$(3,202)	$(3,140)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(3,202)	$(3,140)

Weighted-average shares outstanding – basic and diluted	35,913	35,834

Net loss per common share – basic and diluted	$(0.09)	$(0.09)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2021 or 2020.

On April 28, 2021, we declared a semi-annual cash dividend on both classes of common stock of $.04 per share. The dividend will be payable on June 10, 2021 to shareholders of record at the close of business on May 10, 2021.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $124,000 and $92,000 as general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively. We recorded income tax benefits of $37,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively, related to vesting of our restricted stock awards.

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

NOTE 4 – Long-Term Debt

At March 31, 2021, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $25,000,000 credit agreement with a bank group. On February 25, 2021, we modified the credit agreement: (1) to extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At March 31, 2021, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum interest coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At March 31, 2021, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,494,000 at March 31, 2021.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees' remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using similar actuarial methods and assumptions as those used for our qualified defined benefit pension plan. The assets for the excess plan aggregate $1,334,000 and $1,322,000 as of March 31, 2021 and December 31, 2020, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 – Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2021	2020
Interest cost	$83,000	$108,000
Expected return on plan assets	(208,000)	(185,000)
Recognized net actuarial loss	42,000	41,000
	$(83,000)	$(36,000)

The net periodic pension benefit is included in other income (expense), net in our consolidated statements of operations and comprehensive loss.

We have no minimum required pension contributions for 2021.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In the three months ended March 31, 2021 and 2020, we recorded expenses of $25,000 and $30,000, respectively, related to the SERP. During the three months ended March 31, 2021 and 2020, we contributed $88,000 and $120,000 to the plan, respectively. The liability for SERP pension benefits was $25,000 and $88,000 as of March 31, 2021 and December 31, 2020, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $35,000 and $36,000 in the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity for the first quarter of 2021 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$1,786	$1,851	$101,207	$(32,032)	$(3,785)
Net loss	—	—	—	(3,202)	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	124	—	—
Repurchase and retirement of common stock	(5)	—	(112)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	11
Balance at March 31, 2021	$1,793	$1,851	$101,207	$(35,234)	$(3,774)

Changes in the components of stockholders’ equity for the first quarter of 2020 are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1,782	$1,851	$100,994	$(36,968)	$(3,691)
Net loss	—	—	—	(3,140)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	92	—	—
Repurchase and retirement of common stock	(5)	—	(89)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $11	—	—	—	—	29
Balance at March 31, 2020	$1,790	$1,851	$100,984	$(40,108)	$(3,662)

As of March 31, 2021 and December 31, 2020, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2021	December 31, 2020
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,509,000 and $2,521,000, respectively	$(3,774,000)	$(3,785,000)

As of March 31, 2020 and December 31, 2019, accumulated other comprehensive loss, net of income taxes, consists of the following:

	March 31, 2020	December 31, 2019
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,474,000 and $2,485,000, respectively	$(3,662,000)	$(3,691,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases during the first three months of 2021 or 2020. At March 31, 2021, we had remaining repurchase authority of 384,809 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. We granted 141,000 and 158,000 stock awards under this plan during the three months ended March 31, 2021 and 2020. As of March 31, 2021, there were 1,051,000 shares available for granting options or stock awards.

During the three months ended March 31, 2021 and 2020, we purchased and retired 51,791 and 50,572 shares of our outstanding common stock at an average purchase price of $2.27 and $1.86 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
March 31, 2021
Equity investments	$1,334,000	$1,334,000	$—	$—

December 31, 2020
Equity investments	$1,322,000	$1,322,000	$—	$—

Our equity investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our equity investments for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	2021	2020
Net gains (losses) recognized during the period on equity investments	$19,000	$(176,000)
Less: net gains recognized during the period on equity investments sold during the period	—	25,000
Unrealized gains (losses) recognized during the period on equity investments still held at period end	$19,000	$(201,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 8 – Related Party Transactions

Effective March 28, 2019, Dover Downs Gaming & Entertainment, Inc. (“Gaming”), a company previously related through common ownership, became part of Twin River Worldwide Holdings, Inc. as a result of a merger and therefore was no longer related through common ownership.

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $12,300,000 was outstanding at March 31, 2021. Annual principal payments on these bonds range from $1,100,000 in September 2021 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $12,506,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2021 and December 31, 2020, $1,118,000 and $217,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2020, we paid $945,000 into the sales and incremental property tax fund and $1,365,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our recent decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates, the provision for contingent obligation decreased by $34,000 in three months ended March 31, 2021 and increased by $369,000 in the three months ended March 31, 2020, and is $3,184,000 at March 31, 2021. See NOTE 1 – Business Operations.

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

Results of Operations

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

We promoted no events during the first quarter of 2021 or 2020; therefore, revenues were minimal.

Operating and marketing expenses were $1,596,000 in the first quarter of 2021 compared to $988,000 in the first quarter of 2020. The increase was primarily due to increased and earlier advertising expense compared to 2020, increased employee costs related to reopening Nashville Superspeedway and severance related costs.

General and administrative expenses increased to $2,255,000 in the first quarter of 2021 from $1,987,000 in the first quarter of 2020, primarily from employee and utility costs related to the reopening of Nashville Superspeedway.

Depreciation expense of $763,000 in the first quarter of 2021 was consistent with the first quarter of 2020.

Costs to remove long-lived assets in 2020 related to the completion of a project that began in 2019 to remove and dispose of grandstand seating at our Dover facility.

Benefit for contingent obligation was $34,000 in the first quarter of 2021 compared to a provision of $369,000 in the first quarter of 2020 as a result of changes in the discount rate.

Other income of $125,000 in the first quarter of 2021 compared to other expense of $138,000 in the first quarter of 2020. The difference is primarily the result of gains on equity investments in the first quarter of 2021 compared with losses on equity investments in the first quarter of 2020.

Our effective income tax rates for the first quarter of 2021 and 2020 were 25.8% and 28.4%, respectively.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $980,000 for the first quarter of 2021 compared to net cash used in operating activities of $2,332,000 for the first quarter of 2020. The higher net cash provided in the first quarter of 2021 was primarily related to increased collections for our 2021 NASCAR weekends compared to last year. Our second NASCAR weekend is scheduled in June this year compared with August last year.

Net cash used in investing activities for the first quarter of 2021 was $2,531,000 compared to net cash used in investing activities of $119,000 for the first quarter of 2020. Capital expenditures of $2,538,000 in the first quarter of 2021 were primarily for spending related to the reopening of Nashville Superspeedway. Capital expenditures of $115,000 in the first quarter of 2020 related primarily to equipment purchases.

Net cash used in financing activities was $155,000 for the first quarter of 2021 compared to $94,000 for the first quarter of 2020. We purchased 51,791 and 50,572 shares of our outstanding common stock for $117,000 and $94,000 during the first quarter of 2021 and 2020, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan. As a result of amending our credit agreement in February 2021, we paid $38,000 in bank fees.

At March 31, 2021, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers had a $25,000,000 credit agreement with a bank group. On February 25, 2021, we modified the credit agreement: (1) to extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At March 31, 2021, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum interest coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At March 31, 2021, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $12,494,000 at March 31, 2021. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

On August 17, 2017, we entered into an agreement with an entity owned by Panattoni Development Company (the “buyer”) relative to the sale of approximately 147 acres of land at our Nashville facility at a purchase price of $35,000 per acre. On March 2, 2018, we closed on the sale of the property with proceeds, less closing costs, of $4,945,000. Net proceeds after taxes were approximately $4,150,000 resulting in a gain of $2,512,000. On September 1, 2017, we also awarded to the buyer a three year option for approximately 88 additional acres at a purchase price of $55,000 per acre. That option agreement has been amended twice since: first, on February 9, 2018, to extend its term and to add additional acreage; and second, on June 25, 2019, in connection with the buyer’s exercise of its option on two parcels, we adjusted the acreage and further extended the term of the option on a third parcel.  The buyer paid to us $500,000 for the extension of this option until March 1, 2022, and this non-refundable payment would be credited to the purchase price at the closing of that option parcel. On July 26, 2019, the buyer closed on the sale of the first two parcels, comprising approximately 133 acres, which yielded to us proceeds, less closing costs, of $6,397,000.  Net proceeds after taxes were approximately $5,314,000 resulting in a gain of $4,186,000. On July 29, 2020, the buyer closed on the sale of the third parcel of approximately 97 acres at our Nashville property. Proceeds from the sale, less closing costs, were $6,460,000. Net proceeds after taxes were approximately $5,290,000 resulting in a gain of $4,843,000. The buyer’s deposit previously paid to us was credited to the purchase price. On November 5, 2020, we entered into an agreement to sell an additional 350 acres of land at our Nashville facility for $14,355,000. The buyer paid us $500,000, which is non-refundable except in the event of a default by us that is not cured within the applicable cure period, and which would be credited to the purchase price at the closing of the sale of that parcel. The transaction is expected to be consummated on or before May 31, 2021. Assuming this option is exercised, the remaining Nashville Superspeedway property will consist of approximately 650 acres. None of the acreage sold or under agreement extends to the land on which our superspeedway is sited.

We promoted six racing events in 2020 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. Due to the effects of the pandemic, the six 2020 races were all held on one weekend in August without fans in attendance. We plan to promote six events in 2021 to be held at our Dover and Nashville facilities, as well as the Firefly Music Festival, if allowed under local health guidelines in each location. On April 15, 2021, the State of Delaware advised us that our Dover NASCAR events are able to proceed with up to 20,000 fans in attendance, subject to revision if there are future developments.  To ensure we are in compliance with these requirements, we have stopped further ticket sales for these events while we finalize socially distant seating arrangements. The state of Tennessee has not placed any restrictions on our fan attendance at this time. Should we be unable to hold some or all of these events, if the number of fans allowed to attend is further reduced due to COVID-19 related restrictions or otherwise, or if we provide refunds if preferred seating is not available under such guidelines, our business could be adversely affected.

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

Based on current business conditions, we expect to spend approximately $8,500,000 - $9,000,000 on capital expenditures during the remainder of 2021.

COVID -19 Impacts

The 2020 global outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In response, public health and government officials imposed or recommended certain measures, including social distancing, limitations on the size of gatherings, and cancellations of events. As a result of such measures, the 2020 Firefly Music Festival was cancelled and NASCAR postponed our May 2020 race weekend until August 2020. If our planned events are not held in 2021, due to government-imposed restrictions related to the COVID-19 pandemic or other reasons, our business will be adversely affected. Additionally, our August NASCAR weekend was held without fans in attendance due to state restrictions on events, which adversely affected our admissions and event-related revenues.

If restrictions related to COVID-19 limit our ability to host fans at our scheduled 2021 events, our admissions and event related revenues will be adversely affected. As noted above, while Tennessee has not placed any restrictions on fan attendance, Delaware is currently allowing our Dover NASCAR events to proceed with fan attendance of up to 20,000 subject to revision if there are future developments. We have paused further ticket sales for our Dover events, but it is possible that fans will request refunds or seek to roll over their tickets for 2022 events if we are required to move their seating locations to comply with social distancing and other guidelines. Moreover, each state may change its policies in the future, depending on the progression of the pandemic and other factors. Even if attendance restrictions are lifted and future events are held as scheduled, fans may choose not to attend the events due to continued concerns over health and safety or due to the pandemic’s negative economic effects. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. It remains uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions, including overall uncertainty about the timing of widespread availability of vaccines. We cannot predict the ultimate scope, duration and impact of the COVID-19 pandemic, as its magnitude is subject to many factors, both known and unknown, many of which are likely to be outside our control. The pandemic and actions taken in response have affected the entire motorsports industry and have adversely affected, and may in the future materially adversely affect, our business, financial condition, liquidity and results of operations.

Contractual Obligations

At March 31, 2021, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2021	2022 – 2023	2024 – 2025	Thereafter
Contingent obligation(a)	$3,470,000	$—	$—	$793,000	$2,677,000
Purchase obligation(b)	5,471,000	5,471,000	—	—	—
Lease payments	218,000	81,000	87,000	50,000	—
Total contractual cash obligations	$9,159,000	$5,552,000	$87,000	$843,000	$2,677,000

(a)            In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $12,300,000 was outstanding at March 31, 2021. Annual principal payments on these bonds range from $1,100,000 in September 2021 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $12,506,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of March 31, 2021 and December 31, 2020, $1,118,000 and $217,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During 2020, we paid $945,000 into the sales and incremental property tax fund and $1,365,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our recent decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and future property and sales tax assumptions, the provision for contingent obligation decreased by $34,000 in three months ended March 31, 2021 and increased by $369,000 in the three months ended March 31, 2020, and is $3,184,000 at March 31, 2021. See NOTE 1 – Business Operations.

(b)            On June 3, 2020, we announced that we would be reopening Nashville Superspeedway beginning in 2021. Certain construction contracts associated with preparing the facility to reopen were executed as of March 31, 2021.

Related Party Transactions

See NOTE 8 – Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See NOTE 3 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements. Please refer to our Form 10-K for the year ended December 31, 2020 filed on March 4, 2021 for a discussion of risk factors. In addition, our results of operations and financial condition may be adversely affected by the coronavirus (COVID-19) pandemic. That is discussed in greater detail in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

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

Based on their evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

This report and the documents incorporated by reference may contain forward-looking statements. Please refer to our Form 10-K for the year ended December 31, 2020 filed on March 4, 2021 for a discussion of risk factors. In addition, our results of operations and financial condition may be adversely affected by the coronavirus (COVID-19) pandemic. That is discussed in greater detail in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we purchased and retired 51,791 shares of our outstanding common stock at an average purchase price of $2.27 per share, as shown in the table below. All such repurchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the 2004 board repurchase authorization.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum number of shares that may yet be purchased under the plans or programs
January 1-January 30, 2021	51,791	$2.27	0	384,809
February 1-February 28, 2021	0	-	0	384,809
March 1-March 31, 2021	0	-	0	384,809

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Fifth Loan Modification and Reaffirmation Agreement between Dover Motorsports, Inc., Dover International Speedway, Inc. and Nashville Speedway, U.S.A., Inc. and Citizens Bank, N.A. as agent, dated as of February 25, 2021 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Dover Motorsports, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020; (ii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (iv) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 3, 2021	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)