Form 10-Q
period 2021-09-30
DOVER MOTORSPORTS INC
filed 2021-11-01
CIK 1017673

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2021, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,913,616 shares
Class A Common Stock -	18,509,975 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Admissions	$—	$—	$5,786	$—
Event-related	1,238	2,394	8,435	2,708
Broadcasting	—	35,646	37,039	35,646
Other	—	4	31	4
	1,238	38,044	51,291	38,358

Expenses:
Operating and marketing	839	22,425	31,840	24,225
General and administrative	2,040	1,878	6,498	5,742
Depreciation	942	756	2,514	2,289
Costs to remove long-lived assets	—	—	—	341
	3,821	25,059	40,852	32,597

Gain on sale of land	—	4,843	8,510	4,843

Operating (loss) earnings	(2,583)	17,828	18,949	10,604

Interest expense, net	(14)	(21)	(46)	(34)
Benefit for contingent obligation	7	128	541	112
Other income, net	77	90	357	115

(Loss) earnings before income taxes	(2,513)	18,025	19,801	10,797

Income tax benefit (expense)	648	(4,835)	(5,123)	(1,436)

Net (loss) earnings	(1,865)	13,190	14,678	9,361

Change in net actuarial loss and prior service cost, net of income taxes	31	29	73	87

Comprehensive (loss) income	$(1,834)	$13,219	$14,751	$9,448

Net (loss) earnings per common share:
Basic	$(0.05)	$0.36	$0.40	$0.26
Diluted	$(0.05)	$0.36	$0.40	$0.26

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$23,683	$12,568
Accounts receivable	1,663	601
Inventories	24	18
Prepaid expenses and other	1,057	1,557
Income taxes receivable	—	24
Assets held for sale	—	5,844
Total current assets	26,427	20,612

Property and equipment, net	70,818	63,075
Right of use asset	156	112
Deferred income taxes	1,256	2,425
Other assets	1,469	1,322
Total assets	$100,126	$87,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$570
Accrued liabilities	3,288	3,463
Income taxes payable	1,293	—
Contract liabilities	711	1,395
Non-refundable deposit	—	500
Total current liabilities	5,429	5,928

Liability for pension benefits	496	871
Lease liability	79	33
Provision for contingent obligation	2,677	3,218
Deferred income taxes	9,034	8,469
Total liabilities	17,715	18,519

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 75,000,000 shares authorized; shares issued and outstanding: 17,913,616 and 17,862,407, respectively	1,791	1,786
Class A common stock, $0.10 par value; 55,000,000 shares authorized; shares issued and outstanding: 18,509,975 and 18,509,975, respectively	1,851	1,851
Additional paid-in capital	101,293	101,207
Accumulated deficit	(18,812)	(32,032)
Accumulated other comprehensive loss	(3,712)	(3,785)
Total stockholders’ equity	82,411	69,027
Total liabilities and stockholders’ equity	$100,126	$87,546

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net earnings	$14,678	$9,361
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,514	2,289
Amortization of credit facility fees	47	42
Stock-based compensation	208	256
Deferred income taxes	1,698	(1,822)
Benefit for contingent obligation	(541)	(112)
Gains on equity securities	(86)	(4)
Gain on sale of land	(8,510)	(4,843)
Changes in assets and liabilities:
Accounts receivable	(1,062)	(587)
Inventories	(6)	—
Prepaid expenses and other	428	171
Accounts payable	(201)	2,957
Accrued liabilities	(145)	658
Income taxes payable/receivable	1,317	(266)
Contract liabilities	(684)	449
Liability for pension benefits	(266)	(109)
Net cash provided by operating activities	9,389	8,440

Investing activities:
Capital expenditures	(10,489)	(545)
Proceeds from sale of land, net	13,826	5,960
Purchases of equity securities	(76)	(316)
Proceeds from sale of equity securities	78	305
Net cash provided by investing activities	3,339	5,404

Financing activities:
Borrowings from revolving line of credit	—	3,880
Repayments on revolving line of credit	—	(3,880)
Dividends paid	(1,458)	—
Repurchase of common stock	(117)	(94)
Credit facility fees	(38)	—
Net cash used in financing activities	(1,613)	(94)

Net increase in cash	11,115	13,750
Cash, beginning of period	12,568	7,577
Cash, end of period	$23,683	$21,327

Supplemental information:
Interest received	$(1)	$(10)
Income tax payments	$2,108	$302
Change in accounts payable for capital expenditures	$232	$134

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER MOTORSPORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Motorsports, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2021. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 due to the seasonal nature of our business.

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

We had not promoted a major motorsports event at our Nashville Superspeedway since 2011. On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons and held the inaugural event in June 2021. We also entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season, which was held in May 2021. In September 2021, we entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2022 season, tentatively scheduled for May 1, 2022.

The spread of the COVID-19 pandemic and the actions taken to slow it's spread have led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. During 2021, however, many COVID-19 related restrictions eased and social events resumed with varying levels of participation. Our May 2021 NASCAR race weekend at Dover International Speedway had fans in attendance, although the State of Delaware limited attendance to up to 20,000 fans. Our June 2021 NASCAR race weekend at Nashville Superspeedway was held without governmental restrictions. It remains uncertain how long the pandemic and the resulting economic challenges and restrictions on day-to-day life will last. New or renewed restrictions may be implemented in response to the virus spread rate in the United States and evolving conditions. For those reasons, we are unable to predict the long-term impact of the pandemic on our business at this time. The extent to which COVID-19 impacts our results will depend on future developments, but the continued spread of COVID-19 and associated economic impacts could have a material adverse effect on our future financial condition, liquidity, results of operations and cash flows.

We hosted the Firefly Music Festival (“Firefly”) on our property in Dover, Delaware for eight consecutive years prior to its cancellation in 2020 due to the COVID-19 pandemic. Goldenvoice, a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) and the event’s promoter, held Firefly at our property on September 23-26, 2021. The four-day festival has grown from 40 musical acts in July 2012 to approximately 120 musical acts in September 2021. AEG is one of the world’s largest presenters of live music and entertainment events. Our amended agreement grants them two 5-year options to extend our facility rental agreement through 2032 in exchange for a rental commitment to secure our property. In addition to the facility rental fee, we also receive a percentage of the concession sales we manage at the events.

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

NOTE 3 – Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the asset’s estimated useful life. Accumulated depreciation was $72,840,000 and $70,374,000 as of September 30, 2021 and December 31, 2020, respectively.

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

All of our revenues are based on contracts with customers and, with the exception of certain track rentals, relate to two NASCAR event weekends and the Firefly Music Festival. Our contracts are typically for specific events or a racing season. We have several multi-year sponsorship contracts for our racing events and our contract with the promoter of the Firefly Music Festival is multi-year. Cash received in advance from customers pertaining to specific events is deferred and recorded as a contract liability in our consolidated balance sheets until the event is held. As of September 30, 2021, all contract liabilities on our consolidated balance sheet relate to 2022 events. As of December 31, 2020, contract liabilities on our consolidated balance sheets related to 2021 events. Concession and souvenir revenues are recorded at the time of sale. Revenues and related expenses from barter transactions in which we provide sponsorship packages in exchange for goods or services are recorded at fair value. Barter transactions accounted for $0 and $715,000 for the three and nine-month periods ended September 30, 2021 and $213,000 for the three and nine-month periods ended September 30, 2020.

The following table summarizes the liability activity related to contracts with customers for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$857	$3,676	$1,395	$976
Reductions from beginning balance	(312)	(2,342)	(1,030)	(271)
Additional liabilities recorded during the period	586	619	12,363	3,623
Reduction of additional liabilities recorded during the period, not from beginning balance	(420)	(528)	(12,017)	(2,903)
Balance, end of period	$711	$1,425	$711	$1,425

We have contracted future revenues representing unsatisfied performance obligations. These contracts contain initial terms typically ranging from one to three years, with some for longer periods, excluding renewal options. We have excluded unsatisfied performance obligations for future NASCAR broadcasting revenue with contract terms through 2024. We anticipate recognizing unsatisfied performance obligations for the calendar year ending 2022 and beyond of approximately $7,901,000 as of September 30, 2021.

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

Expense recognition— The cost of advertising is expensed as incurred. Advertising expenses were $(8,000) and $1,008,000 and $4,000 and $54,000 for the three and nine-month periods ended September 30, 2021 and 2020, respectively. Certain direct expenses pertaining to specific events, including prize and point fund monies and sanction fees paid to NASCAR, and other expenses associated with our racing events are deferred until the event is held, at which point they are expensed.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) earnings per common share – basic and diluted:
Net (loss) earnings	$(1,865)	$13,190	$14,678	$9,361
Allocation to nonvested restricted stock awards	—	199	(213)	146
Net (loss) earnings available to common stockholders	$(1,865)	$12,991	$14,465	$9,215

Weighted-average shares outstanding – basic and diluted	35,914	35,836	35,914	35,836

Net (loss) earnings per common share – basic and diluted	$(0.05)	$0.36	$0.40	$0.26

There were no options outstanding during the nine months ended September 30, 2021 or 2020.

On October 27, 2021, we declared a semi-annual cash dividend on both classes of common stock of $.04 per share. The dividend will be payable on December 10, 2021 to shareholders of record at the close of bussiness on November 10, 2021.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $33,000 and $208,000 and $38,000 and $256,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2021 and 2020, respectively. We recorded income tax benefits of $9,000 and $60,000 and $11,000 and $54,000 for the three and nine-month periods ended September 30, 2021 and 2020, respectively, related to vesting of our restricted stock awards.

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

NOTE 4 – Long-Term Debt

At September 30, 2021, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $25,000,000 credit agreement with a bank group. On February 25, 2021, we modified the credit agreement: (1) to extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At September 30, 2021, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum interest coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At September 30, 2021, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,612,000 at September 30, 2021.

NOTE 5 – Pension Plans

We maintain a non-contributory tax qualified defined benefit pension plan that has been frozen since July 2011. All of our full time employees were eligible to participate in the qualified plan. Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their employment period. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date. We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011. This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using similar actuarial methods as those used for our qualified pension plan. The assets for the excess plan aggregate $1,406,000 and $1,322,000 as of September 30, 2021 and December 31, 2020, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 – Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost	$82,000	$108,000	$248,000	$325,000
Expected return on plan assets	(207,000)	(185,000)	(623,000)	(556,000)
Recognized net actuarial loss	42,000	41,000	127,000	122,000
	$(83,000)	$(36,000)	$(248,000)	$(109,000)

The net periodic pension benefit is included in other income, net in our consolidated statements of operations and comprehensive income (loss).

We have no minimum required pension contributions for 2021.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contributions in our 401(k) plan. The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee. In the three and nine-month periods ended September 30, 2021 and 2020, we recorded expenses of $25,000 and $75,000 and $30,000 and $90,000, respectively, related to the SERP. During the three and nine-month periods ended September 30, 2021 and 2020, we contributed $0 and $88,000 and $0 and $120,000 to the plan, respectively. The liability for SERP pension benefits was $75,000 and $90,000 as of September 30, 2021 and December 31, 2020, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan that permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $34,000 and $112,000 and $28,000 and $93,000 in the three and nine-month periods ended September 30, 2021 and 2020, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity for the three and nine-month periods ending September 30,2021 are as follows (in thousands):

					Accumulated
		Class A	Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss
Balance at December 31, 2020	$1,786	$1,851	$101,207	$(32,032)	$(3,785)
Net loss	—	—	—	(3,202)	—
Issuance of restricted stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	124	—	—
Repurchase and retirement of common stock	(5)	—	(112)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	11
Balance at March 31, 2021	$1,793	$1,851	$101,207	$(35,234)	$(3,774)
Net earnings	—	—	—	19,745	—
Dividends paid, $0.04 per share	—	—	—	(1,458)	—
Stock-based compensation	—	—	51	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	31
Balance at June 30, 2021	$1,793	$1,851	$101,258	$(16,947)	$(3,743)
Net loss	—	—	—	(1,865)	—
Issuance of restricted stock awards, net of forfeitures	(2)	—	2	—	—
Stock-based compensation	—	—	33	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	31
Balance at September 30, 2021	$1,791	$1,851	$101,293	$(18,812)	$(3,712)

Changes in the components of stockholders’ equity for the three and nine-month periods ending September 30, 2020 are as follows (in thousands):

					Accumulated
		Class A	Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss
Balance at December 31, 2019	$1,782	$1,851	$100,994	$(36,968)	$(3,691)
Net loss	—	—	—	(3,140)	—
Issuance of restricted stock awards, net of forfeitures	13	—	(13)	—	—
Stock-based compensation	—	—	92	—	—
Repurchase and retirement of common stock	(5)	—	(89)	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	29
Balance at March 31, 2020	$1,790	$1,851	$100,984	$(40,108)	$(3,662)
Net loss	—	—	—	(689)	—
Issuance of restricted stock awards, net of forfeitures	(2)	—	2	—	—
Stock-based compensation	—	—	126	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	29
Balance at June 30, 2020	$1,788	$1,851	$101,112	$(40,797)	$(3,633)
Net earnings	—	—	—	13,190	—
Issuance of restricted stock awards, net of forfeitures	(2)	—	2	—	—
Stock-based compensation	—	—	38	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	29
Balance at September 30, 2020	$1,786	$1,851	$101,152	$(27,607)	$(3,604)

As of September 30, 2021 and December 31, 2020, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2021	December 31, 2020
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,485,000 and $2,521,000, respectively	$(3,712,000)	$(3,785,000)

As of September 30, 2020 and December 31, 2019, accumulated other comprehensive loss, net of income taxes, consists of the following:

	September 30, 2020	December 31, 2019
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,450,000 and $2,485,000, respectively	$(3,604,000)	$(3,691,000)

On July 28, 2004, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. We made no purchases during the first nine months of 2021 or 2020. At September 30, 2021, we had remaining repurchase authority of 384,809 shares.

We have a stock incentive plan, adopted in 2014, which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards. Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period. We granted 141,000 and 158,000 stock awards under this plan during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 1,073,000 shares available for granting options or stock awards.

During the nine months ended September 30, 2021 and 2020, we purchased and retired 51,791 and 50,572 shares of our outstanding common stock at an average purchase price of $2.27 and $1.86 per share, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our Stock Incentive Plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2021 and December 31, 2020:

	Total	Level 1	Level 2	Level 3
September 30, 2021
Equity investments	$1,406,000	$1,406,000	$—	$—

December 31, 2020
Equity investments	$1,322,000	$1,322,000	$—	$—

Our equity investments consist of mutual funds. These investments are included in other assets in our consolidated balance sheets. Gains and losses on our equity investments for the three and nine-month periods ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (losses) gains recognized during the period on equity investments	$(6,000)	$54,000	$86,000	$4,000
Less: net gains recognized during the period on equity investments sold during the period	5,000	14,000	5,000	37,000
Unrealized (losses) gains recognized during the period on equity investments still held at period end	$(11,000)	$40,000	$81,000	$(33,000)

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

NOTE 9 – Commitments and Contingencies

In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $11,200,000 was outstanding at September 30, 2021. Annual principal payments on these bonds range from $1,200,000 in September 2022 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $11,388,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2021 and December 31, 2020, $298,000 and $217,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2021, $1,369,000 was deposited into the sales and incremental property tax fund and $1,288,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our decision to reopen Nashville Superspeedway in 2021,we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and higher than anticipated sales taxes available for debt service, the contingent obligation decreased by $7,000 and $541,000, and $128,000 and $112,000 in the three and nine-month periods ended September 30, 2021 and 2020, respectively, and is $2,677,000 at September 30, 2021. See NOTE 2 – Business Operations.

We are also a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 10 – Income Taxes

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment and net operating loss carryforwards (expiring through 2032). At September 30, 2021, we have available state net operating loss carryforwards of $26,743,000. As of each reporting date, management considers and evaluates evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Valuation allowances which reserve a portion of the state net operating loss carryforwards, net of federal tax benefit, decreased in the second quarter of 2021 and 2020 by $363,000 and $1,240,000, respectively; from reassessing the realizability of the deferred tax assets for projected future taxable income related to the reopening of Nashville Superspeedway and reversals of deferred tax liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Results of Operations

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Revenues for the third quarter of 2021 were $1,238,000 and related primarily to the Firefly Music Festival and other miscellaneous revenues.  Revenues for the third quarter of 2020 were $38,044,000 and were almost entirely related to the six NASCAR events held during the third quarter of 2020. Due to the impacts of the COVID-19 pandemic, our NASCAR weekend previously scheduled for May of 2020 was held in conjunction with our already scheduled August of 2020 NASCAR weekend.  Pursuant to the restrictions imposed by state officials, none of the events had fans in attendance.  Both of our NASCAR weekends in 2021 were held during the second quarter.  Accordingly, the results for the third quarter of 2021 are not comparable to the third quarter of 2020.

Operating and marketing expenses were $839,000 in the third quarter of 2021 compared to $22,425,000 in the third quarter of 2020.  The decrease was due primarily to holding all our NASCAR events during the second quarter of 2021 while all of our 2020 NASCAR events were held during the third quarter.

General and administrative expenses were $2,040,000 in the third quarter of 2021 compared to $1,878,000 in the third quarter of 2020.  Costs associated with reopening the Nashville Superspeedway were partially offset by expense reductions in Dover.

Depreciation expense increased to $942,000 in the third quarter of 2021 from $756,000 in the third quarter of 2020, primarily from capital additions related to the reopening of the Nashville Superspeedway.

Gain on sale of land in the third quarter of 2020 relates to the sale of approximately 97 acres of land at our Nashville facility.

Benefit for contingent obligation was $7,000 compared to a benefit of $128,000 in the third quarter of 2020.

Other income of $77,000 in the third quarter of 2021 was primarily from pension benefits.  Other income of $90,000 in the third quarter of 2020, primarily consisted of gains on equity securities and pension benefits.

Our effective income tax rate was a benefit of 25.8% for the third quarter of 2021 compared to a 26.8% expense for the third quarter of 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Admissions revenues for the first nine months of 2021 were $5,786,000, consisting of admissions for both our May Dover NASCAR events and our June Nashville NASCAR events. Our May 2021 NASCAR race weekend at Dover International Speedway had fans in attendance, although the State of Delaware limited attendance to up to 20,000 fans.  Our June 2021 NASCAR race weekend at Nashville Superspeedway was held without governmental restrictions. There were no admissions revenues in 2020 as all of our events were held without fans in attendance as result of the impact of the COVID-19 pandemic.

Event-related revenue, consisting primarily of corporate sponsorships, hospitality, concessions, merchandise, parking and other revenue associated with the May Dover NASCAR events and the June Nashville NASCAR events, was $8,435,000 in the first nine months of 2021 compared to $2,708,000 in the first nine months of 2020.  The increase was primarily related to holding our 2020 NASCAR events without fans present.  Additionally, the Firefly Music Festival was held in September 2021, while the 2020 Firefly Music Festival was canceled due to the COVID-19 pandemic.

Broadcasting revenues were $37,039,000 in the first nine months of 2021 compared to $35,646,000 in the first nine months of 2020. The increase is from contractual increases in NASCAR’s broadcasting rights agreements.

Operating and marketing expenses were $31,840,000 in the first nine months of 2021 compared to $24,225,000 in the first nine months of 2020.  The increase was due primarily to the fact that the events were held without fans present in 2020. Additionally, purse and sanction fees were higher in 2021 than in 2020.

General and administrative expenses increased to $6,498,000 in the first nine months of 2021 compared to $5,742,000 in the first nine months of 2020, primarily from the reopening of the Nashville Superspeedway.

Depreciation expense increased to $2,514,000 in the first nine months of 2021 from $2,289,000 in the first nine months of 2020, primarily from capital additions related to the reopening of the Nashville Superspeedway.

Gain on sale of land in 2021 and 2020 relates to the sale of approximately 350 and 97 acres of land at our Nashville facility, respectively.

Benefit for contingent obligation was $541,000 in the first nine months of 2021 compared to $112,000 in the first nine months of 2020. The 2021 benefit was primarily from higher than anticipated sales taxes collected to be allocated to the bond fund and used for debt service.  The 2020 benefit was primarily from an increase in projected sales taxes to be collected as a result of our four-year sanction agreement with NASCAR for Nashville Superspeedway and from lower estimated interest rates on the bonds.

Other income of $357,000 in the first nine months of 2021 represents pension benefits and gains on equity securities. Other income of $115,000 in the first nine months of 2020 primarily represents pension benefits.

Our effective income tax rates for the first nine months of 2021 and 2020 were 25.9% and 13.3%, respectively. The 2020 rate was reduced by the reversal of a portion of the valuation allowance for Tennessee state income tax assets.

Liquidity and Capital Resources

Our operations and cash flows from operating activities are seasonal in nature.

Net cash provided by operating activities was $9,389,000 for the first nine months of 2021 compared to $8,440,000 for the first nine months of 2020.  The higher net cash provided in 2021 was primarily from higher earnings from operations and the timing of tax payments, partially offset by the timing of payments related to the June 2021 NASCAR weekend.

Net cash provided by investing activities was $3,339,000 for the first nine months of 2021 compared to $5,404,000 for the first nine months of 2020.  Capital expenditures of $10,489,000 in the first nine months of 2021 were primarily for facility improvements related to the reopening of Nashville Superspeedway. Capital expenditures of $545,000 in the first nine months of 2020 related primarily to equipment purchases, property improvements and expenditures related to the reopening of Nashville Superspeedway.  In May 2021, we closed on the sale of approximately 350 acres of land at our Nashville Superspeedway facility for proceeds of $14,326,000, net of closing costs.  The buyer had previously paid to us a $500,000 deposit that was credited to the purchase price.  In July 2020, we closed on the sale of approximately 97 acres of land at our Nashville Superspeedway facility for $6,460,000, net of closing costs. The buyer had previously paid to us a $500,000 deposit that was credited to the purchase price.

Net cash used in financing activities was $1,613,000 for the first nine months of 2021 compared to $94,000 for the first nine months of 2020. We paid $1,458,000 in cash dividends in June of 2021. We purchased 51,791 and 50,572 shares of our outstanding common stock for $117,000 and $94,000 during the first nine months of 2021 and 2020, respectively, from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

At September 30, 2021, Dover Motorsports, Inc. and its wholly owned subsidiaries Dover International Speedway, Inc. and Nashville Speedway, USA, Inc., as co-borrowers, had a $25,000,000 credit agreement with a bank group. On February 25, 2021, we modified the credit agreement: (1) to extend the maturity date to September 1, 2024; (2) to reduce the total available borrowings under the facility from $30,000,000 to $25,000,000; and (3) to replace the fixed charge coverage ratio with an interest coverage ratio. Interest is based upon LIBOR plus a margin that varies between 125 and 175 basis points depending on the leverage ratio. At September 30, 2021, there were no borrowings outstanding under the credit facility. The credit facility contains certain covenants including maximum funded debt to earnings before interest, taxes, depreciation and amortization (“leverage ratio”) and a minimum interest coverage ratio. Material adverse changes in our results of operations could impact our ability to maintain financial ratios necessary to satisfy these requirements. In addition, the credit agreement includes a material adverse change clause. The credit facility also provides that if we default under any other loan agreement that would be a default under this facility. At September 30, 2021, we were in compliance with the terms of the credit facility. The credit facility provides for seasonal funding needs, capital improvements, letter of credit requirements and other general corporate purposes. After consideration of stand-by letters of credit outstanding, the remaining maximum borrowings available pursuant to the credit facility were $13,612,000 at September 30, 2021. We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

We promoted six events in the second quarter of 2021, three each at our Dover and Nashville facilities, and hosted the Firefly Music Festival on September 23-26, 2021. On April 15, 2021, the State of Delaware advised us that our Dover NASCAR events were able to proceed with up to 20,000 fans in attendance. The state of Tennessee did not place any restrictions on our fan attendance. We promoted six racing events in 2020 (five national series events and one regional series event), all of which were sanctioned by NASCAR and held at our Dover International Speedway facility. Due to the effects of the pandemic, the six 2020 races were all held on one weekend in August without fans in attendance.

We had not promoted a major motorsports event at our Nashville Superspeedway since 2011. On June 3, 2020, we announced that we would be moving one of our NASCAR Cup Series events historically held at Dover International Speedway to Nashville Superspeedway beginning in 2021. We entered into a four-year sanction agreement to promote a NASCAR Cup Series event in Nashville for the 2021 to 2024 racing seasons and held the inaugural event in June 2021. We also entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2021 season, which was held in May 2021. In September 2021, we entered into a one-year sanction agreement to promote a NASCAR Cup Series event at Dover International Speedway for the 2022 season, tentatively scheduled for May 1, 2022.

Broadcasting revenues continue to be a significant long-term revenue source for our business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR under its agreements with various television networks, which is expected to continue for the foreseeable future. Our share of these television broadcast revenues and purse and sanction fees are fixed under our NASCAR sanction agreements through the year 2022 for our Dover facility and through 2024 for our Nashville facility. We are obligated to conduct events in the manner stipulated under the terms and conditions of these sanction agreements.

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

Based on current business conditions, we expect to spend approximately $500,000 on capital expenditures during the remainder of 2021.

COVID -19 Impacts

As a result of the COVID-19 pandemic and measures taken to slow it's spread, the 2020 Firefly Music Festival was cancelled and NASCAR postponed our May 2020 race weekend until August 2020. Additionally, our August 2020 NASCAR weekend was held without fans in attendance due to state restrictions on events, which adversely affected our admissions and event-related revenues. During 2021, however, many COVID-19 related restrictions eased and social events resumed with varying levels of participation.

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

Contractual Obligations

At September 30, 2021, we had the following contractual obligations and other commercial commitments:

		Payments Due by Period
	Total	2021	2022 – 2023	2024 – 2025	Thereafter
Contingent obligation(a)	$2,903,000	$—	$—	$148,000	$2,755,000
Lease payments	164,000	27,000	87,000	50,000	—
Total contractual cash obligations	$3,067,000	$27,000	$87,000	$198,000	$2,755,000
(a)In September 1999, the Sports Authority of the County of Wilson (Tennessee) issued $25,900,000 in Variable Rate Tax Exempt Infrastructure Revenue Bonds, Series 1999, to acquire, construct and develop certain public infrastructure improvements which benefit Nashville Superspeedway, of which $11,200,000 was outstanding at September 30, 2021. Annual principal payments on these bonds range from $1,200,000 in September 2022 to $1,600,000 in 2029 and are payable solely from sales taxes and incremental property taxes generated from the facility. These bonds are direct obligations of the Sports Authority and therefore have historically not been required to be recorded on our consolidated balance sheet. If the sales taxes and incremental property taxes (“applicable taxes”) are insufficient for the payment of principal and interest on the bonds, we would become responsible for the difference. In the event we were unable to make the payments, they would be made pursuant to a $11,388,000 irrevocable direct-pay letter of credit issued by our bank group. We are exposed to fluctuations in interest rates for these bonds.

As of September 30, 2021 and December 31, 2020, $298,000 and $217,000, respectively, was available in the sales and incremental property tax fund maintained by the Sports Authority to pay the remaining principal and interest due under the bonds. During the first nine months of 2021, $1,369,000 was deposited into the sales and incremental property tax fund and $1,288,000 was deducted from the fund for debt service. If we fail to maintain the letter of credit that secures the bonds or we allow an uncured event of default to exist under our reimbursement agreement relative to the letter of credit, the bonds would be immediately redeemable.

Prior to our decision to reopen Nashville Superspeedway in 2021, we had not promoted motorsports events at that facility since 2011. In 2011, we recorded a $2,250,000 provision for contingent obligation reflecting the present value of the estimated portion of the revenue bonds debt service that may not be covered by the projected sales and incremental property taxes from the facility. Due to changing interest rates and higher than anticipated sales taxes available for debt service, the contingent obligation decreased by $7,000 and $541,000, and $128,000 and $112,000 in the three and nine-month periods ended September 30, 2021 and 2020, respectively, and is $2,677,000 at September 30, 2021. See NOTE 2 – Business Operations.

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

Based on their evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1

Sanction Agreement between Dover International Speedway, Inc. and NASCAR Event Management, Inc. for NASCAR National Series event (delivered September 21, 2021) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2021).

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

DATED:	November 1, 2021	Dover Motorsports, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)